Form 10-Q
period 1995-09-30
MESABA HOLDINGS INC
filed 1995-11-14
CIK 835768

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

         {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended September 30, 1995

                                      OR

         { }TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission File No:  0-17895


                            MESABA HOLDINGS, INC.

                   Incorporated under the laws of Minnesota

                                  41-1616499
                           (I.R.S. Employer ID No.)


                            7501 26th Avenue South
                            Minneapolis, MN  55450
                                (612) 726-5151

                             AirTran Corporation
                  (former name if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class               Outstanding as of November 9, 1995
     Common Stock
par value $.01 per share                12,703,046

                         PART I. FINANCIAL INFORMATION

                   Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                             MESABA HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                     ASSETS
                                           SEPTEMBER 30,   MARCH 31,
                                               1995          1995
                                           -------------   ---------
                                            (Unaudited)
CURRENT ASSETS:
 Cash and short-term investments               $24,524      $30,616
 Accounts receivable, net                        8,007        8,844
 Inventories                                     1,599        4,072
 Prepaid expenses and deposits                   1,763          962
 Deferred tax asset                              2,356        1,660
                                           -------------   ---------
      Total current assets                      38,249       46,154
                                           -------------   ---------

PROPERTY AND EQUIPMENT:
 Facilities under capital lease                  9,147        9,147
 Flight equipment                               10,470       10,416
 Other property and equipment                    9,109       10,029
 Accumulated depreciation and
  amortization                                 (15,566)     (14,661)
                                           -------------   ---------
    Net property and equipment                  13,160       14,931
                                           -------------   ---------

DEFERRED INCOME TAXES                              288          288

OTHER ASSETS, principally goodwill and
deferred contract rights, net of
accumulated amortization of
$7,722 and $7,382 respectively                   1,558        5,511
                                           -------------   ---------

                                               $53,255      $66,884
                                           -------------   ---------
                                           -------------   ---------


The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                            MESABA HOLDINGS, INC.
                   CONSOLIDATED BALANCE SHEETS (Continued)
                   (in thousands, except share information)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                      SEPTEMBER 30,       MARCH 31,
                                          1995              1995
                                      -------------       ---------
                                       (Unaudited)
CURRENT LIABILITIES:
 Current maturities of capital lease
  obligations                            $   289           $   307
 Accounts payable                          6,514             7,020
 Air traffic liability                       -               3,628
 Accrued liabilities
  Payroll                                  3,024             2,661
  Maintenance                              1,604             2,015
  Other                                    2,323             1,421
 Income taxes payable                      1,865              -
                                      -------------       ---------
       Total current liabilities          15,619            17,052
                                      -------------       ---------

CAPITAL LEASE OBLIGATIONS, net of
  current maturities                       5,596             5,732

OTHER NONCURRENT LIABILITIES,
  principally accrued maintenance          1,309             1,656

SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value;
  15,000,000 shares authorized,
  12,698,346 and 8,625,373 shares
  issued and outstanding respectively        127                86
 Paid-in capital                          39,147            13,199
 Warrants issued for 1,499,078 shares        -               5,089
 Retained earnings (accumulated deficit)  (8,543)           24,070
                                      -------------       ---------
    Total shareholders' equity            30,731            42,444
                                      -------------       ---------

                                         $53,255           $66,884
                                      -------------       ---------
                                      -------------       ---------


The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                             MESABA HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands except share and per share information)
                              (Unaudited)

                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                   SEPTEMBER 30,          SEPTEMBER 30,
                                ------------------     ------------------
                                   1995     1994         1995      1994
                                 -------   -------     -------   -------
OPERATING REVENUES:
Passenger                        $45,949   $34,985     $89,034   $68,314
General aviation, freight
 and charter                       1,031     1,105       2,593     1,591
                                 -------   -------     -------   -------

   Total operating revenues       46,980    36,090      91,627    69,905
                                 -------   -------     -------   -------

OPERATING EXPENSES:
Flight operations                 19,558    17,247      39,208    33,681
Maintenance                        8,730     5,658      16,679    11,252
Aircraft and traffic servicing     8,565     6,475      17,359    12,498
Depreciation and amortization      1,390     1,631       2,859     3,232
General and administrative         4,144     2,268       8,553     4,029
                                 -------   -------     -------   -------
   Total operating expenses       42,387    33,279      84,658    64,692
                                 -------   -------     -------   -------

   Operating income                4,593     2,811       6,969     5,213
                                 -------   -------     -------   -------

NONOPERATING EXPENSE (INCOME):
Interest expense                     142       139         268       281
Other, net                       (49,738)     (379)    (50,221)     (551)
                                 -------   -------     -------   -------
   Other expense, net            (49,596)     (240)    (49,953)     (270)
                                 -------   -------     -------   -------

   Income before income taxes     54,189     3,051      56,922     5,483

PROVISION FOR INCOME TAXES         2,332     1,374       3,657     2,469
                                 -------   -------     -------   -------
NET INCOME                       $51,857    $1,677     $53,265   $ 3,014
                                 -------   -------     -------   -------
                                 -------   -------     -------   -------

NET INCOME PER SHARE:
   Fully Diluted                 $  4.71    $ 0.18     $  5.06   $  0.31
                                 -------   -------     -------   -------
WEIGHTED AVERAGE SHARES
OUTSTANDING:
   Fully Diluted                  11,016     9,554      10,519     9,625
                                 -------   -------     -------   -------
                                 -------   -------     -------   -------


The accompanying notes to interim consolidated financial statements are an integral part of these financial statements.

                            MESABA HOLDINGS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                   SIX MONTHS ENDED
                                                      SEPTEMBER 30
                                                -----------------------
                                                  1995         1994
                                                --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                      $ 53,265      $ 3,014
Adjustments to reconcile net income to net
cash provided by operating activities:
 Gain on Distribution of subsidiary              (49,303)         -
 Depreciation and amortization                     2,859        3,232
 Accrued maintenance, long-term                     (199)        (214)
 Deferred income taxes                              (696)        (496)
Changes in current operating items:
 Accounts receivable, net                         (1,238)         271
 Income tax payable                                1,887        1,219
 Inventories                                         (97)         106
 Prepaid expenses and deposits                    (3,163)        (954)
 Accounts payable                                  5,711        1,591
 Accrued liabilities                               2,285         (344)
                                                --------      -------
Net cash provided by operating
 activities                                       11,311        7,425
                                                --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Subsidiary                              -         (2,547)
 Purchase of property and equipment               (3,421)      (1,988)
 Change in other assets                                0           17
 Decrease in other liabilities                        (9)          (9)
                                                --------      -------
Net cash used for investing activities            (3,430)      (4,527)
                                                --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distribution of Subsidiary (net)                (21,372)         -
 Repayment of debt                                  (153)        (316)
 Proceeds from issuance of common stock            8,072          330
 Dividends paid                                     (520)        (253)
                                                --------      -------
 Net cash used for financing activities          (13,973)        (239)
                                                --------      -------
NET INCREASE (DECREASE) IN CASH AND
 SHORT-TERM INVESTMENTS                           (6,092)       2,659

CASH AND SHORT-TERM INVESTMENTS:
 Beginning of period                              30,616       28,412
                                                --------      -------
 End of period                                  $ 24,524      $31,071
                                                --------      -------
                                                --------      -------

SUPPLEMENTARY DISCLOSURE OF CASH FLOW
INFORMATION, CASH PAID DURING THE PERIOD
FOR:
 Interest                                       $    142     $    301
 Income taxes                                      2,325        1,746
                                                --------      -------
                                                --------      -------


The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                             MESABA HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Mesaba Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the year ended March 31, 1995, and the notes thereto, included in the Company's Annual Report of Form 10-K filed with the Securities and Exchange Commission.

1. BASIS OF PRESENTATION

The consolidated financial statements include the financial position and results of operations of the Company and its subsidiary, Mesaba Aviation, Inc. ("Mesaba"). The statements also include the results of operations of Airways Corporation ("Airways") and its subsidiary Airtran Airways, Inc. ("Airtran Airways") prior to the distribution of 100% of the outstanding common stock of Airways to the Company's shareholders in a spinoff approved by the shareholders on August 29, 1995 and occurring in early September 1995. Under the Distribution Agreement between the Company, Mesaba, Airways and Airtran Airways dated as of July 13, 1995, as amended September 8, 1995, such distribution was deemed to have occurred on August 31, 1995 for accounting purposes. All significant intercompany balances have been eliminated in
consolidation.   See notes 5 and 6 below.

2. AGREEMENTS WITH NORTHWEST

Mesaba is a regional air carrier providing scheduled passenger and air freight service to 57 cities in the Upper Midwest and Canada. Effective December 1, 1984, Mesaba began operating as Mesaba/Northwest Airlink ("Airlink") under a cooperative marketing agreement with Northwest Airlines, Inc. ("Northwest"). On September 15, 1988, the agreement was restated as the Airline Services Agreement (the "Airlink Agreement") and modified effective December 10, 1988 to add Airlink service for Northwest's hub airport in Detroit, Michigan. Effective April 1, 1992, the Airlink Agreement was further amended to provide a five-year contract extension to March 31, 1997 and exclusive rights to designated service areas. The Airlink Agreement continues through March 31, 1997 and automatically renews indefinitely thereafter. Either party may terminate the agreement on 12 months' notice anytime after March 31, 1996.

As part of the Airlink Agreement, all flights appear in Northwest's timetables and Mesaba receives ticketing and certain check-in, baggage and freight-handling services from Northwest at certain airports. The relationship with Northwest is designed to benefit Mesaba through prorated fare arrangements, and shared advertising and marketing programs. Approximately 79% of Mesaba's passengers connected with Northwest in fiscal 1995. Substantially all accounts receivable balances in the accompanying balance sheets are due from Northwest. Loss of Mesaba's affiliation with Northwest or Northwest's failure to make timely payments of amounts owed to Mesaba or to otherwise materially perform under the Airlink Agreement for any reason would have a material adverse effect on the Company's operations and financial position.

On March 8, 1995 the Company, Mesaba and Northwest entered into a preliminary agreement, and on May 18, 1995 signed a definitive Agreement providing for, among other things: the good faith negotiation of an amendment to the Airlink Agreement providing for a term of not less than 10 years; the exercise by Northwest of warrants to purchase 1,499,078 shares of the Company's common stock, having an average exercise price of $2.99 per share, for a total purchase price of $4,477,563; a guarantee by Northwest that Mesaba's pre-tax income will be not less than $7.6 million for the last three quarters of the fiscal year ending March 31, 1996 and $10.0 million for the fiscal year ending March 31, 1997; the settlement of the disputes under the Airlink Agreement relating to the sharing of cost increases and payment of holding company costs; the resignation of certain executive officers and directors; the designation by Northwest of three members of the Company's Board of Directors; and the right of Northwest to determine Mesaba's schedules and aircraft routing. During the second quarter, the Company received $4,477,563 from the exercise of the stock purchase warrants held by Northwest. Second quarter revenues include $750,000 pursuant to the income guarantee.

3. EARNINGS PER SHARE

Net income per share has been computed based upon the weighted average number of common and common equivalent shares outstanding during each period. The equivalent shares include all shares issuable upon the exercise of stock options.

4. RECLASSIFICATIONS

Certain balances in the fiscal 1995 consolidated financial statements have been reclassified to conform with the fiscal 1996 presentation. These reclassifications had no impact on net income or shareholders' equity as previously reported.

5. DISTRIBUTION OF SHARES OF AIRWAYS CORPORATION

At a special meeting held on August 29, 1995, the Company's shareholders ratified the distribution of 100% of the outstanding common stock of its wholly owned subsidiary, Airways, to the Company's shareholders. The shareholders also approved a proposal to change the

Company's name to Mesaba Holdings, Inc. from Airtran Corporation. The name change became effective on August 29, 1995 with the filing of an amendment to the Company's Articles of Incorporation. Following the distribution of the Airways stock on September 7, 1995, the sole business of the Company has consisted of the regional airline operations of Mesaba.

6. GAIN ON DISTRIBUTION OF AIRWAYS

The Company recorded a one-time gain of $49,303,000 in the second quarter as a result of the distribution of 100% of the outstanding common stock of Airways to the Company's shareholders. The gain, which is nontaxable and did not result from an increase in the operating revenues, reflects the difference between the book value of the Airways stock distributed in the spinoff and the actual market value of such stock on September 8, 1995.

7. NEW ACCOUNTING STANDARD

Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosure of net income and earnings per share as if the fair value based method of accounting had been applied. The Company expects to adopt Statement No. 123 in 1997. While the Company is still evaluating Statement No. 123, it currently expects to continue to measure cost under APB No. 25 and comply with the pro forma disclosure requirements. If the Company makes this election, this statement will have no impact on the Company's results of operations or financial position because the Company's plans are fixed stock options which have no intrinsic value at the grant date under APB No. 25.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
CONDITION

Item 2.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995
AND 1994

Earnings Summary. The Company reported net income of $51,857,000 or $4.71 per share for the three months ended September 30, 1995, compared to $1,677,000 or $0.18 per share in the same period of fiscal 1995. The increase included $49,303,000 of nonoperating income resulting from the spinoff of Airways. Earnings per share without the gain were $0.23 including a $0.03 per share contribution from Airtran Airways. The $0.18 per share earnings in the prior year included a $0.02 per share loss from Airtran Airways.

Operating Revenues. Total operating revenues increased 30% in the second quarter of fiscal 1996 to $46,980,000 from $36,090,000 in the year earlier quarter. Mesaba's operating revenues increased 6% to $37,729,000, and revenue passenger miles decreased 1% to 86,400,000 from 87,521,000. This decrease in traffic was offset by an 8% increase in passenger yield to 43.0 cents compared to 40.0 cents. Mesaba's average load factor was 46.6% in the current quarter compared to 46.5% during the same period a year ago.

Operating Expenses. Total operating expenses increased 27% to $42,387,000 in the current quarter compared to $33,279,000 in the prior year's second quarter. Mesaba's operating expense increased 5% to $33,707,000 from 32,189,000. The remainder of the increase is attributable to Airtran Airways' operating expenses. Available seat miles flown for Mesaba decreased 1% to 185,460,000 in the second quarter of fiscal 1996 from 188,197,000 in the year earlier quarter. Mesaba decreased its F27 fleet from 5 to 1 and increased the utilization on its remaining fleet of Dash 8 and Metro III aircraft to partially compensate for the decreased F27 capacity.

Labor and related costs increased to $11,934,000 in the second quarter of fiscal 1996 from $9,805,000 in the second quarter of fiscal 1995. Mesaba's direct labor expenses increased to $10,710,000 from $9,521,000 in the same period last year. The majority of this increase results from increased personnel levels with the remaining due to normal wage and benefit increases. The remainder of the increase in direct labor expense is attributable to Airtran Airways.

Fuel costs increased to $4,914,000 in this year's second quarter compared to $3,906,000 in last year's second quarter. Mesaba's cost of fuel remained stable while fuel consumption decreased 9% in the current period compared to the prior year. The cost of fuel, including taxes and pumping fees, was 81 cents per gallon in the current quarter compared to 82 cents a year ago. Mesaba's fuel expense decreased to $3,491,000 in the current period compared to $3,856,000 in the same period last year. Fuel consumption decreased because Mesaba replaced F27 aircraft with more fuel efficient Dash 8 and Metro III aircraft. The remaining net increase in fuel expense is related to Airtran Airways. Certain provisions of the Airlink Agreement with Northwest moderate the impact of fluctuating fuel prices.

Direct maintenance expense, excluding labor and related costs, increased to $5,283,000 in the second quarter of fiscal 1996 from $2,770,000 in the second quarter of fiscal 1995. Mesaba's direct maintenance expense increased to $4,136,000 in the current period from

$2,671,000 in the second quarter of fiscal 1995. Mesaba's Metro III maintenance costs increased due to an increase of 2 aircraft and higher utilization. The Dash 8 costs rose because of increased utilization, heavy maintenance inspections that occurred during the period and 11 of the 26 aircraft no longer covered by manufacturer's warranties. The remaining $1,147,000 related to Airtran Airways. The Airlink Agreement requires Northwest Airlines to provide for all major overhauls and repairs on the Dash 8 fleet.

Passenger-related expenses increased to $4,890,000 in this year's second quarter compared to $3,334,000 a year ago as a result of increased insurance costs and the addition of passenger-related costs for Airways. Mesaba's passenger-related expenses increased 3% to $3,325,000 from $3,239,000.

Depreciation and amortization totaled $1,390,000 in the second quarter of fiscal 1996 down from $1,631,000 in the second quarter of fiscal 1995. Aircraft rentals were $8,224,000 in the current period and $8,273,000 in the prior year's second quarter. Mesaba's aircraft rental expense decreased $682,000 reflecting the turnback of Fokker F27 aircraft and the renegotiation of lower lease payments on several Fairchild Metro III aircraft. The lower level of depreciation and amortization resulted from elimination of capitalized overhauls as part of the phase out of the F27 fleet.

Administrative and other costs amounted to $5,645,000 in the current quarter up from $3,491,000 in the second quarter of fiscal 1995. Mesaba's administrative costs increased to $3,347,000 in the current period from $3,019,000 in the same period last year. The remaining $2,298,000 is general corporate expense for Airtran Airways.

Operating income totaled $4,593,000 in the current period, an increase of 63% from $2,811,000 a year ago. The Company's operating margin increased to 9.8% from 7.8% in the prior year's second quarter.

Nonoperating income increased to $49,596,000 in the current quarter from $240,000 in the prior year's second quarter as a result of a one-time $49,303,000 gain on the distribution of the shares of Airways Corporation to shareholders.

Provision for Income Taxes. The Company's effective tax rate was 48% (not including the gain on distribution, which is not taxable) in the second quarter of fiscal 1996 and 45% in fiscal 1995 reflecting nondeductible contract rights amortization expense.

A quarter-to-quarter comparison of operating costs per available seat mile is shown in the following table. These figures do not include the activity of Airways.

OPERATING COSTS PER                         THREE MONTHS ENDED SEPTEMBER 30,
AVAILABLE SEAT MILE                                1995        1994
----------------------------------------------------------------------------
Labor and related costs                             5.8         5.1
Fuel costs                                          1.9         2.0
Direct maintenance costs                            2.2         1.5
Passenger-related expense                           1.8         1.7
Depreciation, amortization
  and aircraft rentals                              4.7         5.2
Administrative and other costs                      1.8         1.6
                                                   ----        ----
           Total                                   18.2        17.1
                                                   ----        ----
                                                   ----        ----



                                            THREE MONTHS ENDED  SEPTEMBER 30,
OPERATING STATISTICS                                1995            1994
-----------------------------------------------------------------------------

Revenue passengers carried                        396,000          396,000
Revenue passengers miles (000)                     86,400           87,521
Available seat miles (000)                        185,460          188,197
Passenger load factor                                46.6%            46.5%
Yield per revenue passenger mile                 $   .430         $   .400
Departures                                         31,293           29,827
Aircraft in service                                    51               54


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND
1994

Earnings Summary. The Company reported net income of $53,265,000 or $5.06 per share for the six months ended September 30, 1995, compared to $3,014,000 or $0.31 per share in the same period of fiscal 1995. The increase included $49,303,000 of nonoperating income resulting from the spinoff of Airways. Earnings per share without the gain from the spinoff were $0.38, which includes a $0.03 per share contribution from Airtran Airways. The $0.31 per share earnings in the same period last year included a $0.03 per share loss from Airtran Airways.

Operating Revenues. Operating revenues rose 31% to $91,627,000 in the first half of fiscal 1996 from $69,905,000 in the year earlier period. Mesaba's operating revenue increased 5% to $72,962,000 from $69,272,000 compared to the same period in fiscal 1995. The remaining increase is attributable to Airtran Airways. Mesaba's revenue passenger miles flown in the current period totaled 166,958,000 compared to 167,438,000 in the prior year's first half. Mesaba'a passenger yield increased to 43.0 cents in the first half of fiscal 1996 from 40.8 cents in the first half of fiscal 1995. Mesaba's average load factor was 46.4% for the six months ended September 30, 1996 compared to 45.3% in the same period of fiscal 1995.

Operating Expenses. Total operating expenses increased 31% to $84,658,000 in the first half of fiscal 1995. Mesaba's operating expenses rose 4% to $66,185,000 for the six months ended September 30, 1995 from $63,485,000 for the same period in fiscal 1995. Mesaba's available seat miles decreased 3% to 360,181,000 in the first half of fiscal 1996 compared to 369,854,000 in the first half of fiscal 1995. Mesaba decreased its F27 fleet from 5 to 1 and increased the utilization on its remaining fleet of Dash 8 and Metro III aircraft to partially compensate for the decreased F27 capacity.

Labor and related costs increased to $24,506,000 in the first half of fiscal 1996 from $19,166,000 in the first half of fiscal 1995. Mesaba's labor costs increased 14% to $21,457,000 from $18,882,000 during the same periods. The majority of this increase results from increased personnel levels with the remaining due to normal wage and benefit increases. The remaining
$3,049,000 is labor and related cost of Airtran Airways.

Fuel costs rose to $9,637,000 in this year's first half as compared to

$7,457,000 in last year's first half, reflecting higher fuel consumption associated with the jet carrier. The cost of fuel was flat at 81 cents per gallon in the current period and in the first half of fiscal 1995. Mesaba's fuel expense decreased 9% to $6,735,000 from $7,407,000 in the first half of fiscal 1995. Fuel consumption decreased because Mesaba replaced F27 aircraft with more fuel efficient Dash 8 and Metro III aircraft. The remaining net increase in fuel expense is related to Airtran Airways. Certain provisions of the Airlink Agreement with Northwest moderate the impact of fluctuating fuel prices.

Direct maintenance expense, excluding labor and related costs, increased to $9,386,000 in the first half of fiscal 1996 from $5,440,000 in the first half of fiscal 1995. Mesaba's direct maintenance cost increased 35% to $7,191,000 from $5,340,000. This increase was attributable to increased fleet utilization of the Dash 8, reduction of the number of Dash 8's in warranty and the increase in airframe inspections on the fleet. The remaining $2,195,000 incurred in the first half of fiscal 1996 is related to Airtran Airways.

Passenger-related expenses totaled $9,980,000 in this year's first half compared to $6,367,000 in last year's first half. Increased insurance costs and the addition of $3,431,000 in Airtran Airways passenger-related costs accounted for the increase.

Depreciation and amortization totaled $2,859,000 in the first half of fiscal 1996, down from $3,232,000 in the first half of fiscal 1995. Mesaba's depreciation expense decreased to $2,249,000 in the current six month period from $3,232,000 for the same period in fiscal 1995. Aircraft rentals were $16,504,000 in the current period and $16,479,000 in last year's first half. Mesaba's rental expense decreased 8% to $15,001,000 in the current period versus $16,386,000 for the same period in fiscal 1995. The Company paid a contract rights fee in the form of amended stock purchase warrants to Northwest as part of the extension of the Airlink Agreement. Contract rights are being amortized on a straight-line basis over the extended term of the Airlink Agreement of five years.

Administrative and other costs rose to $11,485,000 in the first half of fiscal 1996 from $6,392,000 in the first half of fiscal 1995. Mesaba's administrative costs increased to $6,747,000 for the first six months of fiscal 1996 versus $5,902,000 for the same period in fiscal 1995. The bulk of the increase was directly related to the cost of the distribution of Airways Corporation. The remaining $4,738,000 in administrative costs were incurred by Airtran Airways.

Operating Income. Operating income totaled $6,969,000 in the current period, an increase of 34% from $5,213,000 a year ago. The Company's operating margin increased to 7.6% from 7.5% in last years first half.

Provision for Income Taxes. The Company's effective tax rate was 48% for the six months ended September 30, 1995 (not including the gain on distribution, which is not taxable) and 45% in 1994 reflecting nondeductible contract rights amortization expense.

A comparison of operating costs per available seat mile for the six months ended September 30, 1995 and 1994 is shown in the following table. These figures do not include the activity of Airtran Airways.

OPERATING COSTS PER                     SIX MONTHS ENDED SEPTEMBER 30,
AVAILABLE SEAT MILE                           1995        1994
-----------------------------------------------------------------------
Labor and related costs                        6.0         5.1
Fuel costs                                     1.9         2.0
Direct maintenance cost                        2.0         1.4
Passenger-related expense                      1.8         1.7
Depreciation, amortization
  and aircraft rentals                         4.8         5.3
Administrative and other costs                 1.9         1.6
                                              ----        ----
           Total                              18.4        17.1
                                              ----        ----
                                              ----        ----



                                       SIX MONTHS ENDED  SEPTEMBER 30,
OPERATING STATISTICS                         1995           1994
------------------------------------------------------------------------

Revenue passengers carried                  764,000        760,000
Revenue passenger miles (000)               166,958        167,438
Available seat miles (000)                  360,181        369,854
Passenger load factor                          46.4%          45.3%
Yield per revenue passenger mile             $ .430         $ .408
Departures                                   58,892         60,381


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $22,630,000 with a current ratio of 2.45 at September 30, 1995 compared to $29,102,000 and 2.71 at March 31, 1995. Cash and short-term investments decreased by $6,092,000 to $24,524,000 at September 30, 1995. Net cash flows provided by operating activities totaled $11,311,000 in the second quarter of 1996 compared to $7,425,000 in the second quarter of fiscal 1994. Net cash flows used for investing activities amounted to $3,430,000 during the six months ended September 30, 1995. Net cash flows used for financing activities through September 30, 1995 totaled $13,973,000 compared to $239,000 in the same period last year. Airways and Airtran Airways received approximately $21 million in cash from the Company pursuant to the Distribution Agreement.

Long-term debt, net of current maturities, totaled $5,596,000 at September 30, 1995 compared to $5,732,000 at March 31, 1995. The ratio of long-term debt to stockholders' equity increased to .18 at September 30, 1995 from .14 at March 31, 1995.

The Company has historically relied upon cash reserves, internally generated funds and borrowings to support its working capital requirements. The Company has an unsecured agreement with a bank that provides for borrowings of up to $5,000,000 under a revolving line of credit. No amounts were outstanding under the credit agreement. Management believes that funds from operations and existing credit lines will provide adequate resources for meeting non-aircraft capital needs in fiscal 1996.

                                    Part II.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company filed with the Securities and Exchange Commission a definitive proxy statement dated July, 25, 1995, in connection with a special meeting of shareholders held on August 29, 1995. Of the 8,679,873 shares of common stock entitled to vote at the special meeting, 6,437,295 shares were represented in person or by proxy. At the special meeting, shareholders voted upon two related proposals. In the first proposal (the "Distribution Proposal"), shareholders ratified a special dividend, consisting of the distribution to the holders of the Company's outstanding shares of common stock other than Northwest Airlines, Inc., on a share-for-share basis, of all of the outstanding shares of common stock of the Company's wholly owned subsidiary, Airways Corporation; the issuance to Northwest of shares of the Company's common stock in lieu of the distribution to Northwest of any Airways Corporation shares; and the related arrangements between the Company and Airways Corporation in connection therewith. Shareholders cast 6,211,252 votes in favor of the Distribution Proposal, 9,742 votes against the Distribution Proposal and 23,592 abstentions. There were 192,709 broker non-votes. In the second proposal (the "Name Change Proposal"), shareholders approved an amendment to the Articles of Incorporation of the Company to change the name to Mesaba Holdings, Inc. Shareholders cast 6,389,036 votes in favor of the Name Change Proposal, 18,062 votes against the Name Change Proposal and 29,897 abstentions. There were 300 broker non-votes.


Item 5.   OTHER INFORMATION

On September 7, 1995, the Company distributed to its shareholders, other than Northwest Airlines, Inc., 100% of the outstanding shares of common stock of its subsidiary, Airways Corporation, to complete the spinoff previously approved by the Company's shareholders at a special meeting held on August
29, 1995. The Company also changed its name to Mesaba Holdings, Inc. from Airtran Corporation. Additional information concerning the distribution of Airways is contained in Item 1, Item 2, and Item 4 of this form 10-Q, and in the Company's definitive proxy statement dated July 25, 1995.


On November 10, 1995, the Company announced that it would discontinue payment of quarterly dividends. The last dividend of $0.03 per share was paid for the quarter ended June 30, 1995.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)    3.(i)  Articles of Incorporation, as amended August 29,
                  1995.
          10. A First Amendment to the Distribution Agreement dated September 8, 1995.

     b) During the quarter ended September 30, 1995, the Company filed one report on Form 8-K with the Securities and Exchange Commission. In the report dated August 29, 1995, the Company disclosed that on August 29, 1995, the shareholders ratified a special dividend of 100% of the stock of Airways's Corporation to the shareholders of Mesaba Holdings, Inc. except Northwest Airlines. Shareholders also approved an amendment to the registrant's Articles of Incorporation changing the name of the registrant to Mesaba Holdings, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MESABA HOLDINGS, INC.

Date:     November 14, 1995        BY:  /s/ John S. Fredericksen
                                        -----------------------------
                                        John S. Fredericksen
                                        Vice President-
                                        Finance and General Counsel
                                        (Principal Financial Officer)