Form 10-Q
period 1995-12-31
MESABA HOLDINGS INC
filed 1996-02-12
CIK 835768

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended December 31, 1995

                              OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _________________

Commission File No:  0-17895


                              MESABA HOLDINGS, INC.


               Incorporated under the laws of Minnesota 41-1616499
                           (I.R.S. Employer ID Number)


                             7501 26th Avenue South
                             Minneapolis, MN  55450
                                 (612) 726-5151



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes   X        No
                       -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS               OUTSTANDING AS OF FEBRUARY 9, 1996
     Common Stock
par value $.01 per share                12,718,046

                          PART I. FINANCIAL INFORMATION

                    Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                              MESABA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
             (In Thousands, Except Share and Per Share Information)

                                     ASSETS
                                             December 31,    March 31,
                                                 1995          1995
                                             ------------    ---------
                                             (Unaudited)
CURRENT ASSETS:
  Cash and short-term investments                $27,876      $30,616
  Accounts receivable, net                         7,693        8,844
  Inventories                                      1,769        4,072
  Prepaid expenses and deposits                    1,027          962
  Deferred tax asset                               1,862        1,660
                                                 -------       ------
               Total current assets               40,227       46,154
                                                 -------       ------

PROPERTY AND EQUIPMENT:
  Facilities under capital lease                   9,147        9,147
  Flight equipment                                10,738       10,416
  Other property and equipment                     9,297       10,029
  Accumulated depreciation and
     amortization                                (16,547)     (14,661)
                                                 --------     --------
          Net property and equipment              12,635       14,931

 DEFERRED INCOME TAXES                               288          288

OTHER ASSETS, principally goodwill and
     deferred contract rights, net of
     accumulated amortization of
     $4,471 and $7,382 respectively                1,298        5,511
                                                 --------     --------

                                                 $54,448      $66,884
                                                 --------     --------
                                                 --------     --------




     The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                              MESABA HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
              (In Thousands, Except Share & Per Share Information)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             December 31,   March 31,
                                                 1995          1995
                                             ------------   ---------
                                             (Unaudited)
CURRENT LIABILITIES:
  Current maturities of capital lease
     obligations                                 $   298      $   307
  Accounts payable                                 7,508        7,020
  Air traffic liability                              -          3,628
  Accrued liabilities
   Payroll                                         3,499        2,661
   Maintenance                                     1,353        2,015
   Other                                             735        1,421
 Income taxes payable                              1,812          -
                                                  ------       ------
     Total current liabilities                    15,205       17,052
                                                  ------       ------

CAPITAL LEASE OBLIGATIONS, net of
     current maturities                            5,517        5,732

OTHER NONCURRENT LIABILITIES,
  principally accrued maintenance                  1,304        1,656

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 15,000,000
   shares authorized, 12,711,046 and 8,625,373
   shares issued and outstanding respectively        127           86
  Paid-in Capital                                 39,198       13,199
  Warrants issued for 1,499,078 shares                -         5,089
  Retained Earnings                               (6,903)      24,070
                                                 --------     -------
     Total stockholders' equity                   32,422       42,444
                                                 --------     -------

                                                 $54,448      $66,884
                                                 --------     -------
                                                 --------     -------




The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                              MESABA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   Three Months Ended  Nine Months Ended
                                      December 31,        December 31,
                                   ------------------  ------------------

OPERATING REVENUES:                  1995      1994      1995      1994
                                   --------  --------  --------  --------
Passenger                          $ 37,044  $ 35,210  $126,078  $103,524
General aviation, freight
 and charter                            510       597     3,103     2,188
                                   --------  --------  --------  --------
     Total operating revenues        37,554    35,807   129,181   105,712
                                   --------  --------  --------  --------

OPERATING EXPENSES:

Flight operations                    16,827    18,206    56,036    51,888
Maintenance                           7,754     6,524    24,434    17,776
Aircraft and traffic servicing        6,853     7,222    24,213    19,720
General and administrative            2,279     3,018    10,831     7,046
Depreciation and amortization         1,021     1,312     3,879     4,544
                                   --------  --------  --------  --------

     Total operating expenses        34,734    36,282   119,393   100,974
                                   --------  --------  --------  --------

     Operating income                 2,820      (475)    9,788     4,738
                                   --------  --------  --------  --------

NONOPERATING EXPENSE (INCOME):

Interest expense                        136       140       404       422
Other, net                             (396)     (388)  (50,618)     (939)
                                   --------  --------  --------  --------

     Other expense (income), net       (260)     (248)  (50,214)     (517)
                                   --------  --------  --------  --------

     Income (loss) before income
      taxes                           3,080      (227)   60,002     5,255

PROVISION (BENEFIT) FOR INCOME
 TAXES                                1,439      (101)    5,096     2,368
                                   --------  --------  --------  --------
NET INCOME (LOSS)                  $  1,641  $   (126) $ 54,906  $  2,887
                                   --------  --------  --------  --------
                                   --------  --------  --------  --------

NET INCOME (LOSS) PER SHARE:
     Fully Diluted                 $   0.13  $  (0.01) $   4.87  $   0.31
                                   --------  --------  --------  --------
                                   --------  --------  --------  --------

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Fully Diluted                   12,765     8,589    11,267     9,280
                                   --------  --------  --------  --------
                                   --------  --------  --------  --------




The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                              MESABA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                Nine Months Ended
                                                   December 31,
                                               -------------------
                                                 1995       1994
                                               --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                     $54,906     $2,887
Adjustments to reconcile net income to net
cash provided by operating activities:
   Gain on distribution of subsidiary          (49,303)       -
   Depreciation and amortization                 3,880      4,544
   Accrued maintenance, long term                 (199)       (49)
   Deferred income taxes                          (202)      (475)
Changes in current operating items:
   Accounts receivable, net                     (1,533)        80
   Income tax payable                            1,834        498
   Inventories                                    (267)    (1,179)
   Prepaid expenses and deposits                (2,427)    (1,402)
   Accounts payable                              6,705      2,811
   Accrued liabilities                           1,528      1,334
                                               --------   --------
Net cash provided by operating activities       14,922      9,049
                                               --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of subsidiary                           -      (2,547)
   Purchase of property and equipment           (3,657)    (2,610)
   Change in other assets                           -          46
   Decrease in other liabilities                   (12)       (13)
                                               --------   --------
Net cash used for investing activities          (3,669)    (5,124)
                                               --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution of subsidiary (net)            (21,372)        -
   Proceeds from issuance of common stock        8,124        610
   Repayment of debt                              (225)      (409)
   Dividends paid                                 (520)      (766)
                                               --------   --------
Net cash used for financing activities         (13,993)      (565)
                                               --------   --------
NET (DECREASE) INCREASE IN CASH AND
SHORT-TERM INVESTMENTS                          (2,740)     3,360

CASH AND SHORT-TERM INVESTMENTS:
   Beginning of period                          30,616     28,412
                                               --------   --------
   End of period                               $27,876    $31,772
                                               --------   --------
                                               --------   --------

SUPPLEMENTARY DISCLOSURE OF CASH FLOW
INFORMATION, CASH PAID DURING THE PERIOD
FOR:
   Interest                                    $   389    $   442
   Income taxes                                  3,360      2,345
                                               --------   --------
                                               --------   --------

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                             MESABA HOLDINGS,  INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared   by
Mesaba Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the year ended March 31, 1995, and the notes thereto, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

1.BASIS OF PRESENTATION

The consolidated financial statements include the financial position and results of operations of the Company and its subsidiary, Mesaba Aviation, Inc. ("Mesaba"). The statements also include the results of operations of Airways Corporation ("Airways") and its subsidiary Airtran Airways, Inc. ("Airtran Airways") prior to the distribution of 100% of the outstanding common stock of Airways to the Company's shareholders in a spin-off approved by the shareholders on August 29, 1995 and occurring in early September 1995. Under the Distribution Agreement between the Company, Mesaba, Airways and AirTran Airways dated as of July 13, 1995, as amended September 8, 1995, such distribution was deemed to have occurred on August 31, 1995 for accounting purposes. All significant intercompany balances have been eliminated in consolidation. See notes 5 and 6 below.

2. AGREEMENTS WITH NORTHWEST

Mesaba is a regional air carrier providing scheduled passenger and air freight to 60 cities in the Upper Midwest and Canada. Effective December 1, 1984, Mesaba began operating as Mesaba/Northwest Airlink ("Airlink") under a cooperative marketing agreement with Northwest Airlines, Inc. ("Northwest"). On September 15, 1988, the agreement was restated as the Airline Services Agreement (the "Airlink Agreement") and modified effective December 10, 1988 to add Airlink service for Northwest's hub airport in Detroit, Michigan. Effective April 1, 1992, the Airlink Agreement was further amended to provide a five-year contract extension to March 31, 1997 and exclusive rights to designated service areas. The Airlink Agreement continues through March 31, 1997 and automatically renews indefinitely thereafter. Either party may terminate the agreement on a 12 months' notice anytime after March 31, 1996.

As part of the Airlink Agreement, all flights appear in Northwest's timetables and Mesaba receives ticketing and certain check-in, baggage and freight-handling services from Northwest at certain airports. The relationship with Northwest is designed to benefit Mesaba through prorated fare arrangements, and shared advertising and marketing programs. Approximately 79% of Mesaba's passengers connected with Northwest in fiscal 1995. Substantially all of accounts receivable balances in the accompanying balance sheets are due from Northwest. Loss of Mesaba's affiliation with Northwest or Northwest's failure to make timely payments of amounts owed to Mesaba or to otherwise materially perform under the Airlink Agreement for any reason would have a material adverse effect on the Company's operations and financial position.

On March 8, 1995 the Company, Mesaba and Northwest entered into a preliminary agreement, and on May 18, 1995 signed a definitive Agreement providing for among other things: the good faith negotiation of an amendment to the Airlink Agreement providing for a term of not less than 10 years; the exercise by Northwest of warrants to purchase 1,499,078 shares of the Company's common stock, having an average exercise price of $2.99 per share, for a total purchase price of $4,477,563: a guarantee by Northwest that Mesaba's pre-tax income will be not less than $7.6 million for the last three quarters of the fiscal year ending March 31, 1996; and $10.0 million for the fiscal year ending March 31, 1997; the settlement of the disputes under the Airlink Agreement relating to the sharing of cost increases and payment of holding company costs; the resignation of certain executive officers and directors; the designation by Northwest of three members of the Company's Board of Directors; and the right of Northwest to determine Mesaba's schedules and aircraft routing. During the second quarter, the Company received $4,477,563 from the exercise of the stock purchase warrants held by Northwest. Second quarter revenues include $750,000 pursuant to the income guarantee. During the third quarter, this amount was reversed. Management believes it will reach its expected pre-tax income without any Northwest support pursuant to the income guarantee agreement.

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

5. DISTRIBUTION OF SHARES OF AIRWAYS CORPORATION

At a special meeting held on August 29, 1995, the Company's shareholders ratified the distribution of 100% of the outstanding common stock of its wholly owned subsidiary, Airways, to the Company's shareholders. The shareholders also
approved a proposal to change the Company's name to   Mesaba Holdings, Inc. from
AirTran Corporation. The name change became effective on August 29, 1995 with the filing of an amendment to the Company's Articles of Incorporation.
Following the distribution of Airways stock on September 7, 1995, the sole business of the Company consisted of the regional airline operations of Mesaba.

6. GAIN ON DISTRIBUTION OF AIRWAYS

The Company recorded a one-time gain of $49,303,000 in the second quarter as a result of the distribution of 100% of the outstanding common stock of Airways to the Company's shareholders. The gain, which is nontaxable and did not result from an increase in operating revenues, reflects the difference between the book value of the Airways stock distributed in the spin-off and the actual market value of such stock on September 8, 1995.

MANAGEMENTS DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
CONDITION
(In Thousands, Except Share and Per Share Information)

Item 2.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

Earnings Summary. The Company reported net income of $1,641 or $0.13 per share for the three months ended December 31, 1995, compared to a loss of $(126) or $(0.01) per share in the same period of fiscal 1995. The $(0.01) per share loss in the prior year included a $(0.18) per share loss from Airtran Airways. Weighted average shares outstanding increased 49% from 8,589 to 12,765, primarily as a result of the additional shares issued to effect the spin-off of Airtran Airways.

Operating Revenues. Total operating revenues increased 5% in the third quarter of fiscal 1996 to $37,554 from $35,807 in the year earlier quarter. Mesaba's operating revenues increased 13% from $33,364 in the third quarter of fiscal 1995, and revenue passenger miles increased 14% from 76,548 to 87,249. This increase in traffic was offset by a 1% decrease in passenger yield to 42.5 cents from 42.8 cents. Mesaba's average load factor increased 3% to 47.1% in the current quarter compared to 45.9% during the same period a year ago. The improvements in traffic and load factor, together with the decrease in yield, are attributable to the inclusion of Mesaba's fares in Northwest Airlines discount fare programs.

Operating Expenses. Total operating expenses decreased 4% to $34,734 in the third quarter of fiscal 1996, compared to $36,282 in the prior year's third quarter. Mesaba's operating expenses increased 12% in the third quarter from $31,070 for the same period last year. Mesaba's available seat miles flown increased 11% to 185,165 in the third quarter of fiscal 1996 from 166,658 in the prior year's third quarter. Mesaba returned its last F27 aircraft in October of the current quarter. There was one F27 aircraft in service during the year earlier period. To partially compensate for the decreased F27 capacity, Mesaba increased the utilization of its remaining fleet of Dash 8 and Metro III aircraft.

Labor and related costs increased 5% to $11,195 in the third quarter of fiscal 1996 from $10,620 in the third quarter of fiscal 1995. Mesaba's labor and related costs increased 16% to $11,195 in the current quarter compared to $9,660 in the same period last year. The majority of the increase is due to increased personnel levels (measured on a full time equivalent basis) from 1,230 to 1,332 with the remaining due to normal wage and benefit increases.

Fuel costs decreased 10% to $3,723 in this year's third quarter, compared to $4,122 in last year's third quarter. Mesaba's fuel expense increased 14% in the third quarter of fiscal 1996 to $3,723 from 3,277 in the prior year's third quarter. Mesaba's fuel consumption increased 13% in the current period compared to the prior year. The cost of fuel, including taxes and pumping fees, was 80 cents per gallon in the current quarter compared to 79 cents a year ago.
Certain provisions of the Airlink Agreement with Northwest moderate the impact of fluctuating fuel prices.

Direct maintenance expense, excluding labor and related costs, increased 52% to $4,393 in the third quarter of fiscal 1996 from $2,888 in the third quarter of fiscal 1995. Mesaba's direct maintenance expense increased 74% to $4,393 in the third quarter of fiscal 1996 from $2,527 in the third quarter of fiscal 1995. Mesaba's Metro III maintenance costs increased due to an increase of three (including two temporary additions) aircraft and increased utilization. The Dash 8 costs rose due to increased utilization, heavy maintenance inspections that occurred during the period, and 17 of the 25 aircraft no longer covered by manufacturer's warranties. The Airlink Agreement requires Northwest to provide for all major overhauls and repairs on the Dash 8 fleet.

Passenger-related expenses decreased 9% to $3,532 in this year's third quarter compared to $3,892 a year ago. Mesaba's passenger-related expenses increased 14% to 3,532 from $3,101 primarily due to increases in insurance costs, landing fees, ground handling services, and gate rental.

Depreciation and amortization decreased 6% to 1,021 in the third quarter of fiscal 1996 compared to $1,312 in the third quarter of fiscal 1995. The lower levels of depreciation and amortization resulted from the elimination of the capitalized overhauls as part of the phase out of the F27 fleet. Aircraft rentals were $7,461 in the current quarter and $7,680 in the prior year's third quarter. Mesaba's aircraft rentals decreased 1% from $7,418 in the third quarter of fiscal 1995, reflecting the turnback of F27 aircraft and the renegotiation of several Metro III leases. Offsetting these rent decreases is the temporary addition of two Metro III aircraft to facilitate unscheduled maintenance and TCAS installation on certain Metro III aircraft. The two additional leased aircraft were returned on December 31, 1995.

Administrative and other costs decreased 40% in the third quarter of fiscal 1996 to $3,409 compared to $5,689 in the third quarter of fiscal 1995. Mesaba's administrative and other costs decreased 11% to $3,409 from $3,834, primarily due to decreased training in the flight operations area.

Operating Income. Operating income totaled $2,820 in the current quarter compared to a loss of $(475) a year ago. The Company's operating margin increased to 7.5% from (1.3)% in the prior year's third quarter.

Provision for Income Taxes. The Company's effective tax rate was 47% in the third quarter of fiscal 1996 and 45% in 1995 reflecting nondeductible contract rights amortization expense.

A quarter-to-quarter comparison of operating costs per available seat mile for the three months ended December 31, 1995 and 1994 is shown in the following tables. These figures do not include the activity of Airtran Airways.

Mesaba Aviation, Inc.
Operating Costs Per                Three months ended December 31,
Available Seat Mile                            1995        1994
-------------------------------------------------------------------
Labor and related costs                         6.1         5.8
Fuel costs                                      2.0         2.0
Direct maintenance costs                        2.4         1.5
Passenger-related expense                       1.9         1.9
Depreciation & amortization                      .6          .7
Aircraft rentals                                4.0         4.4
Administrative and other costs                  1.8         2.3
                                                ---         ---
                                               18.8        18.6
                                               ----        ----
                                               ----        ----



                                   Three months ended December 31,
Operating Statistics                           1995        1994
-------------------------------------------------------------------
Revenue Passenger Carried                     397,000     349,000
Revenue Passenger Miles (000)                  87,249      76,548
Available Seat Miles (000)                    185,165     166,658
Passenger Load Factor                          47.10%      45.90%
Yield Per Revenue Passenger Mile                0.425       0.428
Departures                                     31,466      27,551
Aircraft in Service                                53          54

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994

Earnings Summary. The Company reported net income of $54,906 or $4.87 per share for the nine months ended December 31, 1995, compared to $2,887 or $0.31 per share for the same period of fiscal 1995. The increase included $49,303 of nonoperating income resulting from the spin-off of Airtran Airways. Earnings per share without the gain from the spin-off were $0.50. The $0.31 per share earnings in the first nine months of fiscal 1995 included a $(0.19) per share loss from Airtran Airways.

Operating Revenues. Operating revenues rose 22% to $129,181 in the first nine months of fiscal 1996 from $105,712 in the year earlier period.
Mesaba's operating revenue increased 8% to $110,570 from $102,636 in the same period in fiscal 1995. The remaining increase is attributable to Airtran Airways. Mesaba's revenue passenger miles flown in the current period totaled 254,208 compared to 246,987 in the prior year's first nine months. Mesaba's passenger yield increased to 42.8 cents in the first nine months of fiscal 1996 from 41.4 cents in the same period of fiscal 1995. Mesaba's average load factor was 46.6% for the nine months ended December 31, 1996 compared to 45.5% in the same period of fiscal 1995.

Operating Expenses. Total operating expenses increased 18% to $119,393 in the first nine months of fiscal 1996. Mesaba's operating expenses rose 7% to $100,921 for the nine months ended December 31, 1995 from $94,648 for the same period in fiscal 1995. Mesaba's available seat miles increased 2% to 545,347 from 536,512. Mesaba eliminated its F27 fleet which consisted of 5 aircraft in fiscal 1995 and increased the utilization on its remaining fleet of Dash 8 and Metro III aircraft to compensate for the decreased F27 capacity.

Labor and related costs increased to $35,701 in the first nine months of fiscal 1996 from $29,786 in the first nine months of fiscal 1995. Mesaba's labor costs increased 14% to $32,652 from $28,542 during the same period last year. The majority of the increase is due to increased personnel levels (measured on a full time equivalent basis) from 1,225 to 1,332 with the remaining due to normal wage and benefit increases. The remaining $3,049 is labor and related costs of Airways.

Fuel costs increased 15% to $13,360 in this year's first nine months compared to $11,579 in the same period last year, reflecting higher fuel consumption associated with the jet carrier. The cost of fuel was 76 cents per gallon in the first nine months of fiscal 1996 compared to 80 cents per gallon in fiscal 1995. Mesaba's fuel expense decreased 2% to $10,459 compared to $10,683 in the same period last year. The remaining increase in fuel expense is related to Airtran Airways. Certain provisions of the Airlink Agreement with Northwest moderate the impact of fluctuating fuel prices.

Direct maintenance expense, excluding labor and related costs, increased to $13,779 in the first nine months of fiscal 1996 from $8,328 in the first nine months of fiscal 1995. Mesaba's direct maintenance cost increased 47% to $11,584 from $7,868. This increase was attributable to an increase of three (including the two temporary additions) Metro III aircraft and increased fleet utilization of the Metro III's and Dash 8's, reduction of the number of Dash 8's under warranty and the increase in airframe inspections of the Dash 8 fleet. The remaining $2,195 incurred in the first nine months of fiscal 1996 is related to Airtran Airways.

Passenger related expenses totaled $13,511 in this year's first nine months compared to $10,259 in last year's first nine months. Increased insurance costs and the addition of $2,543 in Airtran Airways passenger related costs accounted for the increase.

Depreciation and amortization totaled $3,879 in the first nine months of fiscal 1996, down from $4,544 in the first nine months of fiscal 1995. Mesaba's depreciation expense decreased to $3,271 in the current nine month period compared to $4,406 for the same period in fiscal 1995. Aircraft rentals were $23,965 in the current period and $24,159 in last year's first nine months. Mesaba's rental expense decreased 6% to $22,462 in the current period compared to $23,804 for the same period in fiscal 1995. The Company paid contract a rights fee in the form of amended stock purchase warrants to Northwest as part of the extension of the Airlink Agreement. Contract rights are being amortized on a straight-line bases over the extended term of the Airlink Agreement of five years.

Administrative and other costs increased 23% to $14,897 in the first nine months of fiscal 1996 from $12,081 in the first nine months of fiscal 1995. Mesaba's administrative costs increased to $10,159 for the first nine months of fiscal 1996 compared to $9,735 in the same period in fiscal 1995. The majority of the increase was directly related to the distribution of Airways Corporation. The remaining $4,738 in administrative costs were incurred by Airtran Airways.

Operating Income. Operating income totaled $9,788 in the current period, an increase of 107% from $4,738 a year ago. The Company's operating margin increased to 7.6% from 4.5%. Mesaba's operating income rose to $9,597 in the first nine months of fiscal 1996 compared to $7,988 in the same period last year.

Provision for Income Taxes. The Company's effective tax rate was 48% for the nine months ended December 31, 1995 (not including the gain on distribution with is not taxable) and 45% in 1994, reflecting nondeductible contract rights amortization expense.

A comparison of operating costs per available seat mile for the nine months ended December 31, 1995 and 1994 is shown in the following table. These figures do not include the activity of Airtran Airways.

Operating Costs Per                Nine Months Ended December 31,
Available Seat Mile                       1995       1994
Labor and related costs                    6.0        5.3
Fuel costs                                 1.9        2.0
Direct maintenance cost                    2.1        1.5
Passenger-related expense                  1.8        1.7
Depreciation & Amortization                 .6         .8
Aircraft rentals                           4.1        4.5
Administrative and other costs             1.9        1.8
                                          ----       ----
     Total                                18.4       17.6
                                          ----       ----
                                          ----       ----

                                   Nine Months Ended December 31,
Operating Statistics                        1995        1994
-----------------------------------------------------------------

Revenue passengers carried              1,161,000      1,109,000
Revenue passenger miles (000)             254,208        246,987
Available seat miles (000)                545,347        536,512
Passenger load factor                       46.6%          46.0%
Yield per revenue passenger mile            .428           .414
Departures                                 91,847         86,443
Aircraft in service                            53             54

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $25,022 with a current ratio of 2.65 at December 31, 1995, compared to $29,102 and 2.71 at March 31, 1995. Cash and short-term investments decreased by $2,740 to $27,876 at December 31, 1995. Net cash flows provided by operating activities totaled $14,922 in the first nine months of fiscal 1996 compared to $9,049 in the same period of fiscal 1995. Net cash flows used for investing activities amounted to $3,669 during the nine months ended December 31, 1995, primarily for the purchase of property, equipment and other assets. Net cash flows used for financing activities through December 31, 1995 totaled $13,993. Prior to the spin-off, Airways and Airtran Airways received approximately $21,000 in cash from the Company pursuant to the Distribution Agreement.

Capital Lease Obligations, net of current maturities, totaled $5,517 at December 31, 1995, compared to $5,732 at March 31, 1995. The ratio of long-term debt to stockholders' equity increased to .17 at December 31, 1995 from .14 at March 31, 1995.

The Company has historically relied upon cash reserves, internally generated funds and borrowings to support its working capital requirements. The Company has an unsecured agreement with a bank that provides for borrowings up to $5,000 under a revolving line of credit. No amounts were outstanding at December 31, 1995 under the agreement. Management believes that funds from operations and existing credit lines will provide adequate resources for meeting non-aircraft capital needs in fiscal 1996.

Part II.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a) No exhibits are filed herewith

          b) Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MESABA HOLDINGS, INC.

Date:     February 12, 1996     BY:  /s/ Robert Cooper
                                         -------------
                                         Robert Cooper
                                         Director of Finance
                                        (Principal Financial Officer)

                                     /s/ Jon Meyer
                                         ----------
                                         Jon Meyer
                                         Controller
                                        (Principal Accounting Officer)