Form 10-Q/A
period 1995-12-31
MESABA HOLDINGS INC
filed 1996-03-20
CIK 835768

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q/A

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

Part II.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a) 27 Financial Data Schedule file herewith

          b) Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MESABA HOLDINGS, INC.

Date:     March 20, 1996        BY:  /s/ Robert Cooper
                                         -------------
                                         Robert Cooper
                                         Director of Finance
                                        (Principal Financial Officer)

                                     /s/ Jon Meyer
                                         ----------
                                         Jon Meyer
                                         Controller
                                        (Principal Accounting Officer)