Form 10-K
period 1996-03-31
MESABA HOLDINGS INC
filed 1996-07-01
CIK 835768

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended March 31, 1996
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from __________ to __________
Commission File No. 0-17895
                                MESABA HOLDINGS, INC.
                (Exact name of registrant as specified in its charter)


             Minnesota                                   41-1616499
- ----------------------------------           ----------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                7501 26th Avenue South
                            Minneapolis, Minnesota  55450
                    ----------------------------------------------
                 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (612) 726-5151

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
                          -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 20, 1996 was approximately $133,980,000.

As of June 20, 1996, there were 12,760,046 shares of Common Stock of the registrant issued and outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

        Document Incorporated                           Part of Form 10-K
        ---------------------                           -----------------

Proxy Statement for 1996 Annual Meeting of Shareholders     Part III

                            CAUTIONARY STATEMENT UNDER THE
                   PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements involve risks, uncertainties and other factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include the ability of the Company to secure an extended Airlink Agreement with Northwest Airlines; the price of aviation fuel; changes in regulations affecting the Company, including DOT and FAA regulations; the acquisition and phase-in of a new fleet of aircraft; downturns in economic activity; and seasonal factors.

                                        PART I

ITEM 1.  BUSINESS

         Mesaba Holdings, Inc. ("Mesaba Holdings" or the "Company") is the holding company for Mesaba Aviation, Inc. ("Mesaba"). Mesaba is a regional airline currently providing scheduled passenger service under the name "Mesaba Airlines/Northwest Airlink" to 60 cities and metropolitan areas in Minnesota, Iowa, Nebraska, New York, North Dakota, South Dakota, Indiana, Wisconsin, Illinois, Michigan, Ohio, Pennsylvania, Kentucky, Tennessee, West Virginia, Virginia and the Province of Ontario, Canada. All flights currently operated by Mesaba are designated as Northwest Airlines flights under the Airlink Agreement with Northwest Airlines, Inc. ("Northwest"). Mesaba's flight schedules are coordinated with those of Northwest to facilitate interline connections at the Minneapolis/Saint Paul International Airport and the Detroit Metropolitan Airport.

         On March 7, 1996, Mesaba entered into a preliminary agreement with Saab Aircraft of America, Inc. ("Saab") for the acquisition of 30 new Saab 340BPlus aircraft and 20 used Saab 340A aircraft. These aircraft are expected to be phased into service over the next 2-1/2 years to replace Mesaba's existing fleet of 25 deHavilland Dash 8 and 26 Fairchild Metro III aircraft. The
Company also entered into an option agreement for 10 additional new
Saab 340BPlus aircraft and 12 additional used Saab 340A aircraft.

         On September 7, 1995, the Company distributed to its shareholders, other than Northwest, 100% of the outstanding shares of common stock of its subsidiary, Airways Corporation, to complete the spinoff previously approved by the Company's shareholders at a special meeting held on August 29, 1995. The Company also changed its name to Mesaba Holdings, Inc. from AirTran Corporation on August 29, 1995.

NORTHWEST AIRLINK AGREEMENT

         Effective December 1, 1984, Mesaba entered into a cooperative marketing agreement with Northwest. The agreement was restated as the Airline Services Agreement, dated as of September 15, 1988 and made effective December 10, 1988, to include service to and from Northwest's hub airport at Detroit, Michigan. Mesaba and Northwest subsequently amended the Airline Services Agreement effective April 1, 1992 and January 1, 1996 (as amended, the "Airlink Agreement") to provide, among other things, a five-year contract extension to March 31, 1997, exclusive rights to designated service areas and support in acquiring new aircraft and equipment. Currently, approximately 71% of all of Mesaba's passengers connect with Northwest flights, either at Minneapolis/Saint Paul, Minnesota or Detroit, Michigan.

         Under the Airlink Agreement, all flights that Mesaba currently operates are designated as Northwest flights using Northwest's designator code in all computer reservations systems, including the Official Airline Guide, with an asterisk and a footnote indicating that Mesaba is the carrier providing the service. In addition, flight schedules of Mesaba and Northwest are closely coordinated to facilitate interline connections, and Mesaba's passenger gate facilities at the Minneapolis/Saint Paul International Airport and Detroit Metropolitan Airport are integrated with Northwest's facilities in the main terminal buildings. Its agreement with Northwest also permits Mesaba to offer its passengers fares between the cities serviced by Mesaba and all of the destinations served by Northwest as well as participation in Northwest's frequent flyer program. Mesaba's aircraft are painted the colors of Northwest Airlines in a distinctive "Northwest Airlink" configuration, with a Northwest Airlines logo in addition to Mesaba's name.

         Mesaba, through the Airlink Agreement and other agreements, receives ticketing and certain check-in, baggage and freight handling services from Northwest at certain airports. In addition, Mesaba receives its computerized reservations services from Northwest. Northwest also performs all marketing schedules and yield management and pricing services for Mesaba's flights.

         The Airlink Agreement extends through March 31, 1997, and continues indefinitely thereafter, subject to termination by either party on eight months' notice given any time after July 31, 1996. The

January 1, 1996 amendment to the Airlink Agreement sets forth a revised compensation methodology for the period from January 1, 1996 through March 31, 1997. The Airlink Agreement is binding upon the successors and assigns of Northwest and Mesaba. Mesaba is negotiating with Northwest to extend the Airlink Agreement to provide for a term of not less than 10 years. See "Agreement with Northwest Relating to Distribution of Subsidiary" below.

         Mesaba believes that its competitive position is enhanced as a result of its marketing and other agreements with Northwest, particularly through the ability of Mesaba to offer its passengers coordinated flight schedules to the destinations served by Northwest. Loss of Mesaba's affiliation with Northwest or Northwest's failure to materially perform under the Airlink Agreement for any reason would have a material adverse effect on the Company's operations and financial position.

AGREEMENT WITH NORTHWEST RELATING TO DISTRIBUTION OF SUBSIDIARY

         The Company, Mesaba and Northwest are parties to an Agreement dated May 18, 1995 (the "Distribution Agreement") relating to the spinoff from the Company of its Airways Corporation ("Airways") subsidiary, which occurred on September 7, 1995 (the "Spinoff").

         The Distribution Agreement requires Northwest and Mesaba to enter into good faith negotiations to amend the Airlink Agreement to provide for a term of not less than 10 years. Mesaba is currently in negotiations with Northwest pertaining to that amendment.

         The Distribution Agreement gives Northwest the right to determine, at its discretion, all schedules and aircraft routing for Mesaba's flights departing on and after the Spinoff date. In consideration for allowing Northwest control over scheduling and routing, Northwest agreed to make quarterly payments to Mesaba which, together with payments under the Airlink Agreement, will guarantee that Mesaba's pre-tax income through March 31, 1997 will be not less than the following amounts:


                                                                  Minimum
         Quarter Ending                                       Pre-tax Income
         --------------                                       --------------

         September 30, 1995                                     $4,221,000
         December 31, 1995                                       2,219,000
         March 31, 1996                                          1,176,000
         June 30, 1996                                           2,384,000
         September 30, 1996                                      4,221,000
         December 31, 1996                                       2,219,000
         March 31, 1997                                          1,176,000

No guarantee payments have been required through the year ended
March 31, 1996.

         Pursuant to the Distribution Agreement, Northwest exercised stock purchase warrants to purchase 1,499,078 shares of the Company's Common Stock for an aggregate cash price of $4,477,563. In lieu of receiving its pro rata distribution of 1,719,134 shares of Airways Common Stock in the Spinoff, Northwest was issued additional shares of Company Common Stock in a private placement transaction, which resulted in ownership by Northwest of 29.7% of the Company's Common Stock issued and outstanding immediately following the Spinoff date.

         Prior to the Spinoff date, the Company and Mesaba made additional capital contributions to Airways and its subsidiary consisting of cash, tax sharing payments, and other assets having a total book value of $20.25 million. In addition, the Company made capital contributions to AirTran Airways totaling $8.75 million during fiscal 1995. The Distribution Agreement also provided for the designation by Northwest of three members of the Boards of Directors of the Company and Mesaba and for the resignation from the Company of certain of its executive officers and directors. So long as the income guarantee described above remains in effect, the Chief Executive Officer of Mesaba must be reasonably acceptable to Northwest.

         The Distribution Agreement also resolved certain cost disputes between Northwest and Mesaba relating to the sharing of Mesaba's operating cost increases and payment of holding company costs, resulting in net cash payments by Northwest to Mesaba of $443,595.

ROUTE SYSTEM

         The following tables set forth certain information with respect to Mesaba's scheduled route system for June 1996.

                                                                   Number of
                           Nonstop air                            roundtrips
                           mileage from             Date              from
                           Minneapolis/           airline          Minneapolis/
                            Saint Paul            service          Saint Paul
     City                    Airport             commenced          per week
     ----                    -------             ---------          --------

Minneapolis/
  Saint Paul, MN               ---            February 15, 1973         --
Grand Rapids, MN               161            February 15, 1973         34
Brainerd, MN                   113            February 1, 1981          49
Pierre, SD                     350            December 15, 1983         20
Sioux Falls, SD                197            December 15, 1983         13
Bemidji, MN                    199            December 1, 1984          42
Thief River Falls, MN          261            May 15, 1985              21
Aberdeen, SD                   257            December 15, 1985         27
Des Moines, IA                 232            June 1, 1986              28
Wausau, WI                     175            June 15, 1986             47
Lincoln, NE                    332            October 1, 1986           26
Grand Forks, ND                284            October 1, 1986           19
Watertown, SD                  193            October 1, 1986           34
Fargo, ND                      223            January 15, 1987          14
Omaha, NE                      282            June 1, 1987               7
Moline, IL                     274            June 10, 1988             38
Houghton/Hancock, MI           277            February 22, 1989         35
Marquette, MI                  296            February 22, 1989         21
LaCrosse, WI                   120            January 31, 1991          47
Bloomington, IL                374            September 15, 1992        20
Champaign, IL                  419            January 31, 1993          13
Thunder Bay, Ontario           304            March 16, 1993            20
St. Cloud, MN                   67            July 1, 1993              54
Escanaba, MI                   304            August 16, 1993           14
Fergus Falls, MN               168            October 30, 1994          19
Ely, MN                        213            May 26, 1995              10
Bismarck, ND                   386            September 1, 1995          6
Kalamazoo, MI                  426            November 1, 1995          26
Rochester, MN                   76            April 1, 1996             27

                          Nonstop air             Date             Number of
                          mileage from           airline              from
                             Detroit             service            Detroit
     City                    Airport            commenced           per week
     ----                    -------            ---------           --------

Detroit, MI                    ---            December 10, 1988        ---
Erie, PA                       163            December 10, 1988         27
Akron/Canton, OH               134            December 10, 1988         32
Dayton, OH                     166            December 10, 1988         20
Flint, MI                       56            January 8, 1989           71
Traverse City, MI              207            January 8, 1989           34
Pellston, MI                   242            January 8, 1989           55
Wausau, WI                     363            January 8, 1989           20
Houghton/Hancock, MI           425            February 22, 1989         20
Marquette, MI                  364            February 22, 1989         28
Toledo, OH                      49            April 2, 1989             60
Muskegon, MI                   161            October 11, 1989          34
Columbus, OH                   155            August 1, 1990             7
Kalamazoo, MI                  113            September 6, 1990         26
Cincinnati, OH                 229            September 6, 1990         19
Lansing, MI                     74            November 14, 1990         26
Youngstown, OH                 153            May 1, 1991               19
Fort Wayne, IN                 128            June 1, 1991              21
Lexington, KY                  296            June 10, 1991             26
Charleston, WV                 281            July 8, 1991              34
London, ON                     125            September 5, 1991         25
Binghamton, NY                 378            July 1, 1992              32
Roanoke, VA                    382            August 1, 1992            33
Lafayette, IN                  224            September 9, 1992         25
Bloomington, IL                314            September 15, 1992        25
South Bend, IN                 157            November 16, 1992         21
Louisville, KY                 306            June 1, 1993               7
Escanaba, MI                   305            August 16, 1993           33
Champaign, IL                  298            September 9, 1993         35
Evansville, IN                 364            October 1, 1993           24
Knoxville, TN                  443            October 1, 1993           13
State College, PA              300            January 31, 1994          28
Saginaw, MI                     98            June 1, 1995               6
Benton Harbor, MI              158            June 20, 1995             19
Harrisburgh, PA                370            December 1, 1994           7
Ottawa, Ontario                439            May 1, 1995               14
Elmira, NY                     331            November 15, 1995         26
Allentown, PA                  424            December 15, 1995          6
Cleveland, OH                   95            December 15, 1995          7


         The average segment length of Mesaba's route system is approximately 204 statute miles. Mesaba and Northwest continually review and analyze Mesaba's route structure to make adjustments in flight schedules and to consider the addition or deletion of routes. From time to time Mesaba and Northwest review the feasibility of expanding the frequency of Mesaba's service to airports currently being served, as well as initiating passenger service to additional cities generally within Mesaba's service area. Mesaba works closely with Northwest to coordinate flight schedules and to facilitate connections between Mesaba and Northwest. See "Business -- Northwest Airlink Agreement."

AIRCRAFT

         The following table sets forth certain information as to Mesaba's passenger aircraft fleet as of June 1, 1996:

                                                     Approximate     Approximate
                                                       single          average
                                                       flight         cruising
     Type of           Number of      Seating           range           speed
     aircraft          aircraft       capacity         (Miles)         (M.P.H.)
     --------          --------       --------         -------         --------
Fairchild Metro III       26             19               650             300
deHavilland Dash 8        25             37               500             285
Saab 340A                  2             30               550             290

         Mesaba sub-leases its deHavilland Dash 8 aircraft from Northwest Aircraft under operating leases with terms of up to five years. The
Airlink Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events. The Dash 8 aircraft are pressurized turboprop airplanes with galleys, standup headroom, lavatories, radar, ground proximity warning, traffic collision avoidance and de-icing systems.

          Mesaba leases all of its Fairchild Metro III aircraft, either directly from aircraft leasing companies or through sub-leases with Northwest Aircraft. The Fairchild Metro III aircraft are fast, fuel-efficient, pressurized turboprop airplanes with radar, ground proximity warning, traffic collision avoidance and de-icing systems.

         Mesaba intends to replace its existing fleet of Dash 8 and Metro III aircraft over the course of the next 2-1/2 years. On March 7, 1996, Mesaba entered into a preliminary agreement with Saab for the acquisition of 30 new Saab 340BPlus 34-seat aircraft and 20 used Saab 340A 30-seat aircraft. The preliminary agreement also provides options to acquire an additional 10 new and 12 used Saab 340 aircraft. Mesaba took delivery of the first two Saab aircraft in May 1996 under operating leases and the remaining aircraft are to be delivered at a rate of approximately two per month thereafter unless Saab and Mesaba agree otherwise. Under the terms of the preliminary agreement, at least 17 new Saab 340BPlus aircraft are to be delivered by December 31, 1997. Mesaba intends to lease the aircraft from leasing companies and from Northwest Aircraft, Inc. under sub-leases. The Saab 340 aircraft are fast, fuel efficient, pressurized turboprop airplanes with galleys, standup headroom, lavatories, radar, ground proximity warning, traffic collision avoidance and de-icing systems.

         All of Mesaba's aircraft comply fully with all Federal Aviation Regulations ("FARs") issued by the Federal Aviation Administration ("FAA").

         Mesaba's existing fleet of Dash 8 and Metro III aircraft have remaining lease terms of two months to 42 months and aggregate monthly lease payments of approximately $2,500,000. Mesaba returned its last remaining Fokker F27 aircraft to the lessor in October 1995.

COMPETITION

         The airline industry is highly competitive as a result of the Airline Deregulation Act of 1978 (the "Deregulation Act"). In general, the Deregulation Act increased competition by eliminating restrictions on fares and route selection. The Deregulation Act also contributed to the withdrawal of national and major carriers from short-haul markets by allowing them to more easily obtain additional long-haul routes, which can be more efficiently and profitably served by jet aircraft. Elimination of barriers to entry into new markets, however, also creates greater potential for competing service by other carriers operating small, fuel-efficient aircraft on short-haul routes serving small and medium-sized cities. Mesaba currently competes with other regional airlines in some of the cities it serves and competition to alternative hubs for connecting flights exists out of many of the markets Mesaba serves. However, due to the consolidation of the airline industry and the development of the "hub and spoke" network, Mesaba has experienced a reduction of competition in its specific market segments. No assurance can be given that other carriers, including major carriers, will not institute competing service on routes served by Mesaba.

         Competitive factors in the airline industry generally include fares, frequency and dependability of service, convenience of flight schedules, type of aircraft flown, airports served, relationships with travel agents, and efficiency and reliability of reservations systems and ticketing services. The compatibility of flight schedules with those of other airlines and the ability to offer through fares and convenient inter-airline flight connections are also important competitive factors. The Company believes that Mesaba is competitive with respect to each of such factors because of its established reputation, operating reliability, aircraft fleet which is properly suited for the small and medium-sized cities served, and especially its relationship with Northwest.

FUEL

         The cost of aviation fuel is one of the Company's largest operating expenses, accounting for 11% of total operating costs for the year ended March 31, 1996, 11% the year ended March 31, 1995, and 12% for the year ended March 31, 1994.

         The Company has arrangements with Northwest and seven major fuel suppliers for substantial portions of its fuel requirements. The Company believes that such arrangements assure an adequate supply of fuel for current and anticipated future operations. Both the cost and availability of fuel, however, are subject to factors beyond the control of the Company. Certain provisions of the amended Airlink Agreement protect Mesaba from future increases in aviation fuel prices.

FARES

         Mesaba derives its passenger revenues from Northwest in accordance with an agreed upon formula. Under the Airlink Agreement, Mesaba has the ability to enter into arrangements with other air carriers for proration of fares for service to cities not served by Northwest, so long as Mesaba does not use the "NW" designator code or Dash 8 airplanes with respect to such service. Fares vary primarily in relation to the length of the flight and other factors.

REGULATION

         Pursuant to the Federal Aviation Act of 1958, as amended (the
"Aviation Act"), the federal Department of Transportation ("DOT"), principally through the FAA, has certain regulatory authority over the operations of all air carriers. The jurisdiction of the FAA extends primarily to the safety and operational provisions of the Aviation Act, while the responsibility of the DOT involves principally the regulation of certain economic aspects of airline operations.

         FAA REGULATION. Mesaba holds an "Air Carrier Operating Certificate" from the FAA permitting it to conduct flight operations in compliance with applicable FAA regulations. Effective July 5, 1984, Mesaba was certified as a "domestic air carrier," permitting it to operate aircraft with seating capacity greater than 30 passengers under FAA Regulations, Part 121, the same regulatory requirements applied to major airlines. The Part 121 regulations include stricter safety standards than those applying to airlines operating aircraft with 30 or fewer seats. The FAA regulations to which Mesaba is subject are extensive and include, among other items, regulation of aircraft maintenance and operations, equipment, ground facilities, dispatch, communications, training, weather observation, flight personnel and other matters affecting air safety.
To ensure compliance with its regulations, the FAA requires airlines to obtain operating, airworthiness and other certificates that are subject to suspension or revocation for cause. Mesaba holds all certificates necessary for its operations.

         DOT REGULATION.  Prior to October, 1992, Mesaba was registered under
Part 298 of the economic regulations of the DOT. On October 26, 1992, the DOT granted Mesaba a Certificate of Public Convenience and Necessity under Section 401 of the Aviation Act. As a certificated carrier, Mesaba is required to file certain additional quarterly reports with the DOT, including a report of aircraft operating expenses and related statistics. The Certificate of Public Convenience and Necessity is a prerequisite for operations with aircraft larger than 60 seats.

         OTHER REGULATION. Under the Noise Control Act of 1972 and the Aviation Safety and Noise Abatement Act of 1979, the FAA has authority to monitor and regulate aircraft engine noise. Management of the Company believes that Mesaba's aircraft comply with or are exempt from such regulations and that Mesaba complies with standards for aircraft exhaust emissions and fuel storage facilities issued by the Environmental Protection Agency. The Company is also required to comply with the drug testing program adopted under Part 14 CFR by the DOT. As a foreign carrier operating in Canada, the Company is subject to regulation by the Canadian Department of Transport and has been issued Foreign Air Carrier Operating Certificates by such agency.

INSURANCE

         Mesaba carries the types of insurance customary in the airline industry, including coverage for public liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability, and workers' compensation. The Company believes that this insurance is adequate as to amounts and risks covered. There can be no assurance, however, that the insurance carried would be sufficient to protect the Company adequately in the event of a catastrophic accident.

AIRCRAFT MAINTENANCE

         Mesaba employs its own aircraft, avionics and engine maintenance staff that performs substantially all maintenance to its aircraft and engines, except for major overhauls on the airframes, engines, and other rotable parts on its Dash 8 Aircraft. Major overhauls on the Dash 8 aircraft are performed at FAA authorized facilities. Major overhauls of the Metro III aircraft are performed internally.

AIRPORT AND TERMINAL FACILITIES AND SERVICES

         Mesaba's ticket counter and baggage handling space is leased from local airport authorities or other airlines at all of the airports served. In 24 of the cities it serves, Mesaba receives support service under agreements with Northwest. The duration of the leases and service agreements vary.

         Mesaba pays local airport authorities for the use of landing fields at rates that are based on the number of flights per day, fixed fees, or on the number of aircraft landings and aircraft weight.

PROPERTIES

         The Company's principal executive offices are located at the Minneapolis/Saint Paul International Airport. Mesaba leases approximately 293,000 square feet of facilities, ramp, parking and unimproved land at the Airport under separate ground and facilities leases with the Metropolitan Airports Commission. The lease expires on December 31, 2008 and provides that Mesaba will have a right of first refusal on any new lease covering the premises. Mesaba's primary facility contains approximately 83,000 square feet of office, shop, and hangar space. Mesaba is obligated to make payments of approximately $35,000 per month under the lease for the hangar, office and maintenance facility, in addition to approximately $13,000 per month under the ground lease for the underlying land and access ramp.

         Mesaba leases approximately 394,000 square feet of facilities, ramp, parking and unimproved land at the Detroit Metropolitan Airport under separate ground and facilities leases. The facilities lease covers approximately 45,000 square feet of hangar and maintenance space and obligates Mesaba to pay monthly rentals ranging between approximately $22,000 and $36,000 until August 1, 2002 as part of Special Facilities Bond financing provided by Wayne County, Michigan. The ground lease has a 20-year term concurrent with the facilities lease which expires August 1, 2010. Monthly lease payments of approximately $7,000 are currently required under the ground lease, subject to an annual adjustment on January 1 each year based upon the percentage change in an index published by the Bureau of Labor Statistics of the U.S. Department of Commerce.

         Mesaba owns approximately 38,000 square feet of hangar and office space located on approximately 102,000 square feet of land and parking areas of which Mesaba is ground lessee, at the Central Wisconsin Airport in Mosinee, Wisconsin. Mesaba pays approximately $800 per month under the terms of the ground lease relating to such facility, which expires on December 31, 2011, subject to two 10-year renewal options.

EMPLOYEES

         As of June, 1996, Mesaba employed 1,543 persons, of whom 486 were pilots, 186 were management, administrative and clerical personnel, 175 were aircraft maintenance personnel, 572 were station managers, station agents and line services personnel, and 124 were flight attendants. Approximately 370 of Mesaba's employees are part-time.

         Mesaba's pilots are represented by the Air Line Pilots Association ("ALPA"). Mesaba has concluded negotiations with ALPA and has reached a new collective bargaining agreement effective July 1, 1996, with a term of four years. None of Mesaba's other employees are represented by a union. However, Mesaba has been notified by the National Mediation Board that an election involving the aircraft mechanics will be held in July 1996 to determine whether the aircraft mechanics will gain representation by a union. If the mechanics vote in favor of union representation, it is likely that the Aircraft Mechanics Fraternal Association would be their representative. Any work stoppage, whether from a failure to enter into a new collective bargaining agreement or otherwise, could have a material adverse impact on the Company.

         Mesaba has had no work stoppages and management believes that its relations with its employees are good.

CYCLICALITY AND SEASONALITY

         The airline industry generally is subject to cyclical moves in the economy. Because both personal discretionary travel and business travel may be expected to decline during periods of economic weakness, the airline industry tends to experience poorer financial results during such periods. Further, because the Company serves primarily the North Central region, its results may be affected to a greater extent by regional economic variations than the results of air carriers with national operations.

         Seasonal factors, primarily weather conditions and passenger demand, historically have affected Mesaba's monthly passenger boardings. The first and second fiscal quarters have typically shown a higher level of passenger boardings as compared with the third and fourth quarters for many of the cities served by Mesaba. As a result of such factors, the Company's revenues and earnings historically have been higher during the first six months of the fiscal year.

    EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information regarding the executive officers of Mesaba Holdings and Mesaba, a subsidiary of Mesaba Holdings.
                                                                       Officer
       Name             Age                      Position                since
       ----             ---                      --------                -----

Carl R. Pohlad          80     Chairman of Mesaba Holdings and Mesaba     1995

Bryan K. Bedford        34     President and Chief Executive Officer
                               of Mesaba Holdings and Mesaba              1995

John S. Fredericksen    47     Vice President, Administration, General
                               Counsel and Assistant Secretary of
                               Mesaba Holdings and Mesaba                 1992

F. Darrell Richardson   50     Vice President and Chief Operating
                               Officer of Mesaba                          1995

         CARL R. POHLAD is a Class Two director and Chairman of the Board of Directors. Mr. Pohlad has been President and a director of Marquette Bancshares, Inc. since 1993. Prior to 1993, Mr. Pohlad served as President and Chief Executive Officer of Marquette Bank Minneapolis and Bank Shares Incorporated. Mr. Pohlad was Chairman of the Board of MEI Corporation from 1972 to 1986, and Chairman of the Board of MEI Diversified Inc. from 1986 to 1994. MEI Diversified Inc. filed for Chapter 11 bankruptcy protection in February 1993 and a Plan of Reorganization was confirmed in October 1994, pursuant to which its assets and liabilities are in the process of being liquidated. Mr. Pohlad is also an owner, director and the President of CRP Sports, Inc., the managing general partner of the Minnesota Twins baseball club, and is a director of Genmar Holdings, Inc.

         BRYAN K. BEDFORD is a Class One director and President and Chief Executive Officer of the Company. Mr. Bedford was President and Chief Executive Officer of Business Express, Inc. from February 1994 to August 1995. He served as Executive Vice President and Chief Financial Officer of Phoenix Airline Services, Inc. from July 1992 to January 1994, and as Vice President and Chief Financial Officer of WestAir Holding, Inc. from January 1990 to July 1992. From June 1988 to January 1990, Mr. Bedford was Vice President of Finance of Aspen Airway, Inc.

         JOHN S. FREDERICKSEN joined the Company as Vice President, General Counsel in July 1992. In August 1993, Mr. Fredericksen was appointed Senior Vice President, Operations of the Company and Mesaba. He was appointed Secretary of the Company and Mesaba in November 1994. In October 1995, he was appointed to his current positions with the Company and Mesaba. From March 1987 until joining the Company, Mr. Fredericksen was employed by the Regional Airline Association, Washington, D.C., serving most recently as its President. From 1980 until 1987, Mr. Fredericksen was an attorney with the Federal Aviation Administration.

         F. DARRELL RICHARDSON joined the Company as Vice President and Chief Operating Officer in September 1995. Mr. Richardson was Senior Vice President, Operations of Phoenix Airline Services, Inc. from November 1993 until joining the Company. He served as President and Chief Operating Officer of United Aerodynamics Corporation from July 1991 to October 1993, and as Vice President of Maintenance and Engineering of Continental Express from June 1989 to June 1991. Prior to June 1989, Mr. Richardson was employed in various positions in the aviation industry, beginning in 1968.

ITEM 2.  PROPERTIES

         See information provided under the captions "Business -- Aircraft,"
"-- Airport and Terminal Facilities and Services," and "-- Properties" in Item 1 herein.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not currently a party to any material pending legal proceedings. From time to time the Company may become involved in routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FOURTH QUARTER OF FISCAL YEAR

         There were no matters submitted to a vote of the Company's shareholders during the three-month period ended March 31, 1996.

                                       PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


         The Company's Common Stock is traded under the symbol "MAIR" on the Nasdaq National Market.

         The following table sets forth the range of high and low sale prices for the Company's Common Stock and the dividends per share for each of the fiscal quarters of the two years ended March 31, 1996. Quotations for such periods are as reported by Nasdaq for National Market issues.

STOCK QUOTATIONS

                                                            Dividends
                                 High              Low      per share
                                 ----              ---      ---------
Fiscal 1995
         First quarter           $9-1/2         $7            $.03
         Second quarter           7-3/4          5-3/4         .03
         Third quarter            8              6             .03
         Fourth quarter           8-1/2          6-1/8         .03

Fiscal 1996
         First quarter           $11            $7-1/2        $.03
         Second quarter          14              4-7/8          --
         Third quarter            8-7/8          4-7/8          --
         Fourth quarter          11-1/4          7              --

         On November 10, 1995, the Company announced that it would discontinue payment of quarterly dividends. The last dividend of $.03 per share was paid for the quarter ended June 30, 1995. The Company intends to retain earnings for use in the operation of its business.

         On June 20, 1996, the number of holders of record of Common Stock was 981.

         The transfer agent for the Company's Common Stock is Norwest Bank Minnesota, National Association, 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (612) 450-4064.

ITEM 6.  SELECTED FINANCIAL DATA AND STATISTICAL COMPARISON


         The following table sets forth selected financial data with respect to the Company as of the dates and for the periods indicated. The selected financial data has been derived from the audited financial statements. The financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7.


                                          Year Ended March 31,
                      ---------------------------------------------------------
                         1996        1995        1994        1993        1992
                      ---------   ---------   ---------   ---------   ---------
                            (amounts in thousands, except per share data)

 Statement of
 Operations Data:
 ---------------
Operating revenues    $ 170,455   $ 145,900   $ 129,582   $ 124,331   $ 102,389

Operating expenses      158,148     141,541     122,983     112,028      92,204
                       --------   ---------   ---------   ---------   ---------

Operating income      $  12,307   $   4,359   $   6,599   $  12,303   $  10,185
                       --------   ---------   ---------   ---------   ---------
                       --------   ---------   ---------   ---------   ---------

Net income            $  56,275   $   2,606   $   3,663   $   6,740   $   5,822
                       --------   ---------   ---------   ---------   ---------
                       --------   ---------   ---------   ---------   ---------

Net income per share  $    4.81*  $    0.29   $    0.40   $    0.75   $    0.66
                       --------   ---------   ---------   ---------   ---------
                       --------   ---------   ---------   ---------   ---------

Dividends per share   $    0.03   $    0.12   $    0.12   $    0.12   $    0.11
                       --------   ---------   ---------   ---------   ---------
                       --------   ---------   ---------   ---------   ---------

Weighted Average
 number of shares
 outstanding
 (fully diluted)         11,689       9,113       9,069       8,990       8,778
                       --------   ---------   ---------   ---------   ---------
                       --------   ---------   ---------   ---------   ---------

*Includes non-taxable gain of $49,303 from distribution of subsidiary.

                                         Year Ended March 31,
                       --------------------------------------------------------
                         1996        1995        1994        1993        1992
                       --------    --------    --------    --------    --------
                                        (amounts in thousands)
Balance Sheet Data:
- -------------------

Current assets         $ 44,465    $ 46,154    $ 42,942    $ 25,724    $ 21,456

Net property and
  equipment              12,388      14,931      13,863      21,319      25,865

Other noncurrent
  assets, net             1,351       5,799       3,258       5,055       2,187
                       --------    --------    --------    --------    --------

  Total assets         $ 58,204    $ 66,884    $ 60,063    $ 52,098    $ 49,508
                       --------    --------    --------    --------    --------
                       --------    --------    --------    --------    --------

Current liabilities    $ 17,323    $ 17,052    $ 11,674    $ 16,695    $ 17,298

Long-term liabilities     6,466       7,388       8,264       9,038       9,839

Shareholders' equity     34,415      42,444      40,125      26,365      22,371
                       --------    --------    --------    --------    --------

Total liabilities and
  shareholders' equity $ 58,204    $ 66,884    $ 60,063    $ 52,098    $ 49,508
                       --------    --------    --------    --------    --------
                       --------    --------    --------    --------    --------


                                      MESABA, INC. (1)
                                                         Year Ended March 31,
                                   -------------------------------------------------------------
                                      1996         1995         1994         1993         1992
                                   ----------   ----------   ----------   ---------    ---------

Selected Operating Data:
- ------------------------
  Revenue passengers carried       1,572,401    1,433,605    1,429,836    1,306,750    1,067,230



  Revenue passenger miles            344,592      314,636      299,267      270,137      216,082
   (000's) (2)

  Available seat miles               732,018      705,182      663,578      536,216      419,903
   (000's) (3)

  Passenger revenue per
   available seat mile             $    .204    $    .191     $   .198     $   .232       $ .244

  Cost per available seat mile     $    .190    $    .178     $   .185     $   .208       $ .219

  Passenger load factor (4)             47.1%        44.6%        45.1%        50.4%        51.5%

  Breakeven load factor (5)             43.3%        40.9%        42.8%        45.6%        46.6%

  Yield per revenue passenger      $    .434    $    .428     $   .427     $   .455       $ .468
    mile (6)

  Departures                         123,985      114,399      108,141       89,011       74,672


- -----------------

(1) Does not include the operations of AirTran Airways, Inc. which was spun off from the Company on September 7, 1995.

(2) "Revenue passenger miles" are determined by multiplying the number of fare paying passengers carried by the distance flown.

(3) "Available seat miles" are determined by multiplying the number of seats available for passengers by the number of miles flown.

(4) "Passenger load factor" is determined by dividing revenue passenger miles by available seat miles.

(5) "Breakeven load factor" is computed by dividing the sum of the airline operating expenses and net interest expense by total airline operating revenues and multiplying the result by the passenger load factor.

(6) "Yield per revenue passenger mile" is determined by dividing passenger revenue by revenue passenger miles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


EARNINGS SUMMARY

         The Company reported net income of $56.3 million or $4.81 per share for the fiscal year ended March 31, 1996, compared to $2.6 million or $.29 per share in fiscal 1995 and $3.7 million or $.40 per share in fiscal 1994. The increase in fiscal 1996 net earnings included a non-cash $49.3 million gain resulting from the Spin-off of Airways. Net income per share without the gain was $.60 on 11.7 million fully diluted weighted average shares outstanding, including a $.02 contribution from Airways. The $.29 per share earnings in the prior year on 9.1 million weighted average shares outstanding included a $.38 per share loss from Airways. The increase in the average number of shares outstanding was due primarily to the issuance of shares to Northwest Aircraft in lieu of Airways shares, Northwest exercising pre-existing warrants, and the exercise of stock options by current and former employees.

RESULTS OF OPERATIONS

         OPERATING REVENUES. Operating revenues rose 16.9% to $170.5 million in fiscal 1996 from $145.9 million in fiscal 1995 and $129.6 million in fiscal 1994. Operating revenues for fiscal 1996 and 1995 included revenues from Airways of $18.7 million and $9.6 million, respectively. Mesaba's revenues increased 11.4% in 1996 to $151.8 million from $136.3 million in 1995. This increase is attributable to a 9.5% increase in revenue passenger miles to 344.6 million and a 1.4% increase in yield per revenue passenger mile to $.434. Mesaba's average passenger load factor was 47.1% in 1996, up from 44.6% in 1995 and 45.1% in 1994.

         OPERATING EXPENSES. Total operating expenses increased 11.7% to $158.1 million in 1996 from $141.5 million in 1995 and $123.0 million in 1994. Operating expenses for 1996 and 1995 included expenses from Airways of $18.7 million and $16.0 million, respectively. Mesaba's operating expenses increased 11.1% in 1996 to $139.4 million from $125.5 million and 2.0% in 1995. Mesaba experienced a 6.7% increase in the cost per available seat mile (ASM) to 19.0 cents compared with 17.8 cents in 1995. Seat capacity (measured in ASMs) increased 3.8% in 1996 to 732.0 million. During fiscal 1996, Mesaba eliminated its F27 fleet which consisted of one aircraft, and increased the utilization of its remaining fleet of Dash 8 and Metro III aircraft to compensate for the decreased F27 capacity. The following table compares components of Mesaba's operating cost per ASM for the years ended March 31, 1996, 1995 and 1994:

                                        1996         1995        1994
                                        ----         ----        ----
           Labor and related            6.0CENTS     5.4CENTS    5.3CENTS
           Fuel                         2.0          2.0         2.2
           Direct maintenance           2.4          1.5         1.5
           Passenger related            2.0          1.8         1.9
           Depreciation, amortization
           and aircraft rentals         4.7          5.2         6.1
           Administrative and other     1.9          1.9         1.5
                                        ---          ---         ---
           Total                       19.0CENTS    17.8CENTS   18.5CENTS
                                       ----------   ----------   ---------
                                       ----------   ----------   ---------

         Labor and related costs increased to $47.0 million in fiscal 1996 compared to $41.0 million in fiscal 1995 and $35.5 million in 1994. Labor and related costs for 1996 and 1995 included expenses of Airways of $3.1 million and $2.8 million, respectively. Mesaba's labor and related costs increased 14.9% to $43.9 million from $38.2 million in fiscal 1995. Approximately 33% of the increase was attributable to flight crew labor and maintenance labor cost increases due primarily to the 10% increase in block hours flown.
Additionally, severance expense, paid primarily to former executives, accounted for approximately 19% of Mesaba's total increase in labor costs. Overall, personnel levels (measured on a full time equivalent basis at the fiscal year end) increased 4.5% to approximately 1,458 from 1,395, with the remaining increase due to normal wage and benefit increases.

         Total fuel costs were $17.7 million in fiscal 1996, $16.0 million in fiscal 1995 and $14.4 million in fiscal 1994. Airways total fuel expense was $2.9 million in 1996 and $2.2 million in 1995. Mesaba's fuel costs increased 7.7% to $14.8 million. Fuel consumption increased 5% in 1996 and was flat in 1995. The average price per gallon, including taxes and into plane fees, was 80 cents in fiscal 1996 compared to 78 cents in fiscal 1995 and 82 cents in fiscal 1994. Until October 1995, airlines were exempt from a 4.3 cents per gallon federal tax on aviation fuel. The additional taxes increased Mesaba's fuel costs by $.4 million in fiscal 1996. Certain provisions of the Airlink Agreement protect Mesaba from future increases in fuel prices.

         Direct maintenance expense, excluding labor and related costs, increased to $20.0 million in fiscal 1996 from $11.5 million in fiscal 1995 and $10.2 million in fiscal 1994. Airways' direct maintenance expense was $2.2 million in 1996 and $1.0 million in 1995. Mesaba's direct maintenance cost increased 69.5% to $17.8 million from $10.5 million. This increase was attributable to increased fleet utilization of the Metro III and Dash 8 aircraft, a substantial reduction of the number of Dash 8 aircraft under warranty and an increase in heavy airframe inspections of the Dash 8 fleet. Also, under the terms of the Airlink Agreement, effective January 1, 1996, Mesaba became solely responsible for all costs of major overhauls and repairs on the Dash 8 fleet. Prior to that date, those expenses were paid directly by Northwest.

         Passenger related expenses increased to $18.3 million in fiscal 1996 from $15.5 million in fiscal 1995 and $12.4 million in fiscal 1994. Airways' passenger related expense totaled $3.4 million in 1996 and $2.6 million in 1995. Mesaba's passenger related expense increased 15.2% in 1996 to $14.9 million. Higher traffic volume and increased passenger liability insurance, combined with increased airport user charges, accounted for the increase.

         Depreciation and amortization totaled $5.1 million in fiscal 1996 compared to $6.1 million in fiscal 1995 and $7.5 million in fiscal 1994. Airways' depreciation and amortization totaled $.9 million in 1996 and $.5 million is 1995. Mesaba's depreciation and amortization decreased 23.8% to $4.2 million, due to decreased equipment purchases and capitalized overhauls as part of the phase out of the F27 fleet. In April 1992, the Company paid a contract rights fee in the form of amended stock purchase warrants to Northwest as part of the extension of the Airlink Agreement. Contract rights are being amortized on a straight-line basis over the extended term of the Airlink Agreement through March 31, 1997.

         Aircraft rentals were $31.3 million in fiscal 1996, $32.3 million in fiscal 1995 and $32.9 million in fiscal 1994. Airways' aircraft rentals were $1.5 million in fiscal 1996 and $1.0 million in fiscal 1995. Mesaba's aircraft rentals decreased 4.8% to $29.8 million from $31.3 million. The 1996 decrease in aircraft rentals reflects the turnback of the F27 aircraft and renegotiation of several Metro III leases resulting in lower lease payments.

         Administrative and other costs totaled $18.7 million in fiscal 1996, $18.6 million in fiscal 1995 and $9.9 million in fiscal 1994. Airways' administrative and other costs were $4.8 million in 1996 and $5.2 million in 1995. Mesaba's administrative and other costs increased 3.7% in 1996 to $13.9 million from $13.4 million. This increase was due to higher aircraft hull insurance rates, increased spending for flight crew hotel and per diems and increased legal and professional fees associated with the Spinoff of Airways.

         OPERATING INCOME. The Company's operating income was $12.3 million in fiscal 1996, $4.4 million in fiscal 1995 and $6.6 million in fiscal 1994. Mesaba's operating income increased 14.8% to $12.4 million in 1996 from $10.8 million in 1995. Mesaba's operating margins were 8.2% in 1996, 7.9% in 1995 and 5.1% in 1994.

         PROVISION FOR INCOME TAXES. The provision for income taxes was $5.7 million in fiscal 1996, $2.5 million in fiscal 1995 and $3.0 million in fiscal 1994. The effective tax rate decreased to 45% in 1996 from 49% in 1995 and 45% in 1994. This decrease is due primarily to the lower level of nondeductible expenses as a percentage of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital decreased to $27.1 million with a current ratio of 2.6 at March 31, 1996 compared to $29.1 million and 2.7 at March 31, 1995. Cash and short-term investments increased by $2.6 million to $29.4 million at March 31, 1996. Net cash flows provided by operating activities totaled $16.1 million in fiscal 1996 compared to $6.6 million in fiscal 1995. Net cash flows used for financing activities amounted to $9.4 million in fiscal 1996 and consisted of $8.7 million of proceeds from the issuance of common stock, less dividends and principal payments of $.8 million. Funds used for the distribution of Airways Corporation totaled $21.4 million, offset by a $3.8 million decrease of restricted cash related to Airways' air traffic liability. Funds used to acquire a subsidiary in 1995 and to purchase spare parts, equipment and other assets totaled $4.1 million in fiscal 1996, compared to $7.3 million in 1995.

         The Company has a $5.0 million revolving line of credit at prime plus one-half of 1%. This credit line was not utilized during fiscal 1996. In addition, a letter of credit facility totaling $.2 million secures a lease commitment to the County of Wayne, Michigan, for the Company's Detroit hangar. All borrowings under the revolving line of credit are collateralized by inventory and accounts receivable.

         Long term debt, net of current maturities, totaled $5.7 million at March 31, 1996 and 1995. Long term debt consists principally of capitalized lease financing for the Minneapolis/St. Paul and Detroit hangar facilities. The ratio of long term debt to stockholders' equity was .16 at March 31, 1996 compared to .14 at the end of fiscal 1995.

         FAA directives required Mesaba to equip its Metro III fleet with traffic alert and collision avoidance systems (TCAS) by December 31, 1995. Mesaba spent $1.0 million in fiscal 1996 modifying the Metro III fleet to meet these FAA directives. The FAA enacted rules effective March 31, 1997 that require all airlines operating aircraft with 30 passenger seats or less, which are presently operated under FAR Part 135, to begin operating those aircraft under FAR Part 121 regulations, the same regulatory requirements applied to major airlines. Mesaba currently operates all its aircraft under FAR Part 121. Accordingly, the new regulations are not expected to have any material impact on Mesaba's financial position.

         At March 31, 1996, Mesaba's fleet consisted of 51 aircraft covered under operating leases with remaining terms of three months to three years and aggregate monthly lease payments of approximately $2.5 million. Operating leases have been the Company's primary method for acquiring aircraft, and management expects to continue relying on this method to meet most of its future aircraft financing needs.

         Approximately 71% of Mesaba's passengers connected with Northwest in fiscal 1996, 79% in 1995 and 81% in 1994. Approximately 84% of the Company's accounts receivable balance at March 31, 1996 is due from Northwest. Loss of the Company's affiliation with Northwest or Northwest's failure to make timely payment of amounts owed to the Company or to otherwise materially perform under the Airlink Agreement for any reason would have a material adverse effect on the Company's operations and financial results.

         The Company has historically relied upon cash reserves, internally generated funds and borrowings to support its working capital requirements. Management believes that funds from operations and existing credit lines will provide adequate resources for meeting non-aircraft capital needs in fiscal 1997.

         Prior to the Spinoff the Company contributed cash and property to Airways having a book value of approximately $20.25 million, which resulted in a corresponding decrease in the cash and other assets of the Company.

         Expenses associated with the Spinoff were expensed for financial reporting purposes and charged pursuant to the Distribution Agreement to the party for whose benefit the expenses were incurred. Any expenses which were not allocated on such a basis were split equally between the Company and Airways.

OTHER INFORMATION

         On November 10, 1995, the Company announced that it would discontinue payment of quarterly dividends. The last dividend of $0.03 per share was paid for the quarter ended June 30, 1995.

         On March 7, 1996, Mesaba entered into an agreement to acquire 20 used Saab 340A aircraft and 30 new Saab 340BPlus aircraft, for a total firm order of 50 aircraft. These aircraft will replace the current fleet of Metro III and Dash 8 aircraft. In addition, Mesaba has options to acquire up to 12 used Saab 340A and up to 10 new Saab 340BPlus aircraft, for a total of 22 option aircraft. Mesaba has also negotiated a financing agreement with the airframe manufacturer whereby operating lease financing for both the used and new aircraft are committed to the Company on competitive rates and terms.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and financial statement schedules of the Company and the related Report of Independent Public Accountants are included in this Form 10-K on the pages indicated below.

                                                                            PAGE

Report of Independent Public Accountants...................................   22

Consolidated balance sheets as of March 31, 1996 and 1995..................   23

Consolidated statements of operations for the years
         ended March 31, 1996, 1995 and 1994..............................    24

Consolidated statements of shareholders' equity for the years
         ended March 31, 1996, 1995 and 1994..............................    25

Consolidated statements of cash flows for the years
         ended March 31, 1996, 1995 and 1994..............................    26

Notes to consolidated financial statements.................................   27

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mesaba Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Mesaba Holdings, Inc. (a Minnesota corporation) and Subsidiary as of March 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesaba Holdings, Inc. and Subsidiary as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
May 3, 1996

                         MESABA HOLDINGS, INC. AND SUBSIDIARY

                      Consolidated Balance Sheets as of March 31
                       (In Thousands, Except Share Information)


                                                        1996          1995
                                                      ----------    ----------
                                ASSETS

CURRENT ASSETS:
Cash and short-term investments                        $29,428       $26,851
Restricted cash                                              -         3,765
Accounts receivable, net                                 9,254         8,844
Inventories                                              1,666         4,072
Prepaid expenses and deposits                            2,774           962
Deferred income taxes                                    1,343         1,660
                                                      ----------    ----------
          Total current assets                          44,465        46,154
                                                      ----------    ----------
PROPERTY AND EQUIPMENT:
Facilities under capital lease                           9,147         9,147
Flight equipment                                        10,439        10,416
Other property and equipment                             9,644        10,029
Accumulated depreciation and amortization              (16,842)      (14,661)
                                                      ----------    ----------
          Net property and equipment                    12,388        14,931

DEFERRED INCOME TAXES                                      312           288

OTHER ASSETS, net                                        1,039         5,511
                                                      ----------    ----------
                                                       $58,204       $66,884
                                                      ----------    ----------
                                                      ----------    ----------
          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of capital lease obligations      $   399       $   307
  Accounts payable                                       7,323         7,020
  Air traffic liability                                      -         3,628
  Accrued liabilities-
    Payroll                                              3,871         2,661
    Maintenance                                          3,341         2,015
    Other                                                2,389         1,421
                                                      ----------    ----------
          Total current liabilities                     17,323        17,052

CAPITAL LEASE OBLIGATIONS, net of current maturities     5,654         5,732

OTHER NONCURRENT LIABILITIES, principally accrued
  maintenance                                              812         1,656
                                                      ----------    ----------
COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 15,000,000 shares
  authorized; 12,744,046 and 8,625,373 shares issued
  and outstanding, respectively                            127            86
Paid-in capital                                         39,822        13,199
Warrants issued for 1,499,078 common shares exercised
  in August 1995                                             -         5,089
Retained earnings (deficit)                             (5,534)       24,070
                                                      ----------    ----------
Total shareholders' equity                              34,415        42,444
                                                      ----------    ----------
                                                       $58,204       $66,884
                                                      ----------    ----------
                                                      ----------    ----------

                The accompanying notes are an integral part of these
                             consolidated balance sheets.

                          MESABA HOLDINGS, INC. AND SUBSIDIARY
                        Consolidated Statements of Operations
                             For the Years Ended March 31
                (In Thousands, Except Share and Per Share Information)


                                                     1996           1995           1994
                                                  -----------    -----------    -----------
OPERATING REVENUES:
  Passenger                                        $166,900       $142,470       $127,900
  General aviation, freight and other                 3,555          3,430          1,682
                                                  -----------    -----------    -----------
          Total operating revenues                  170,455        145,900        129,582
                                                  -----------    -----------    -----------
OPERATING EXPENSES:
  Flight operations                                  73,442         71,099         64,189
  Maintenance                                        34,037         25,510         20,839
  Aircraft and traffic servicing                     32,536         28,416         23,724
  Depreciation and amortization                       4,854          6,086          7,459
  Reservations, sales and marketing                   3,546          2,193            334
  General and administrative                          9,733          8,237          6,438
                                                  -----------    -----------    -----------
          Total operating expenses                  158,148        141,541        122,983
                                                  -----------    -----------    -----------
          Operating income                           12,307          4,359          6,599

NONOPERATING (EXPENSE) INCOME:
  Interest expense                                  (1,441)          (562)          (649)
  Interest income and other                           1,761          1,332            709
  Gain on distribution of subsidiary                 49,303              -              -
                                                  -----------    -----------    -----------
          Income before income taxes                 61,930          5,129          6,659

PROVISION FOR INCOME TAXES                            5,655          2,523          2,996
                                                  -----------    -----------    -----------
          Net income                               $ 56,275       $  2,606       $  3,663
                                                  -----------    -----------    -----------
                                                  -----------    -----------    -----------
NET INCOME PER SHARE                               $   4.81       $    .29       $    .40
                                                  -----------    -----------    -----------
                                                  -----------    -----------    -----------
WEIGHTED AVERAGE SHARES OUTSTANDING                  11,689          9,113          9,069
                                                  -----------    -----------    -----------
                                                  -----------    -----------    -----------


The accompanying notes are an integral part of these consolidated statements.

                         MESABA HOLDINGS, INC. AND SUBSIDIARY

                   Consolidated Statements of Shareholders' Equity

                             For the Years Ended March 31

                     (In Thousands, Except Per Share Information)

                                                                                                                           Total
                                                      Common Stock         Paid-In           Warrants         Retained  Shareholders
                                                  Shares        Amount     Capital    Shares         Amount   Earnings     Equity
                                                -----------------------  ----------  -----------------------  --------  ------------
 BALANCE, March 31, 1993                          6,881,227      $ 69     $ 1,348    1,529,862      $5,194    $19,754      $26,365
  Issuance and sale of common stock               1,379,310        14       9,986            -           -          -       10,000
  Exercise of stock options, net of related tax
    effects                                         176,152         1       1,024            -           -          -        1,025
  Dividends paid on common stock ($.12 per
    common share)                                         -         -           -            -           -       (928)        (928)
  Net income                                              -         -           -            -           -      3,663        3,663
                                                -------------  --------  ----------  ------------  ---------  --------  ------------
BALANCE, March 31, 1994                           8,436,689        84      12,358    1,529,862       5,194     22,489       40,125
  Exercise of stock options, net of related tax
    effects                                         157,900         2         647            -           -          -          649
  Exercise of warrants                               30,784         -         194      (30,784)       (105)         -           89
  Dividends paid on common stock ($.12 per
    common share)                                         -         -           -            -           -     (1,025)      (1,025)
  Net income                                              -         -           -            -           -      2,606        2,606
                                                -------------  --------  ----------  ------------  ---------  --------  ------------
BALANCE, March 31, 1995                           8,625,373        86      13,199    1,499,078       5,089     24,070       42,444
  Stock dividend                                  2,052,275        21      12,806            -           -    (12,827)           -
  Exercise of stock options, net of related
    tax effects
                                                    567,320         5       4,265            -           -          -        4,270
  Exercise of warrants                            1,499,078        15       9,552   (1,499,078)     (5,089)         -        4,478
  Distribution of subsidiary                              -         -           -            -           -    (72,531)     (72,531)
  Dividends paid on common stock ($.06 per                -         -           -            -           -       (521)        (521)
    common share
     Net Income                                           -         -                        -           -     56,275       56,275
                                                -------------  --------  ----------  ------------  ---------  --------  ------------
BALANCE, March 31, 1996                          12,744,046      $127     $39,822            -           -    ($5,534)     $34,415
                                                -------------  --------  ----------  ------------  ---------  --------  ------------
                                                -------------  --------  ----------  ------------  ---------  --------  ------------

The accompanying notes are an integral part of these consolidated statements.

                         MESABA HOLDINGS, INC. AND SUBSIDIARY

                        Consolidated Statements of Cash Flows

                             For the Years Ended March 31

                                    (In Thousands)

                                                                          1996           1995          1994
                                                                       -----------    -----------    -----------
OPERATING ACTIVITIES:
Net income                                                               $56,275       $ 2,606        $ 3,663
Adjustments to reconcile net income to net cash provided by
  operating activities-
    Gain on distribution of subsidiary                                   (49,303)            -              -
    Depreciation and amortization                                          5,129         6,086          7,459
    Accrued maintenance, long-term                                          (701)         (531)           785
    Deferred income taxes                                                    293          (139)          (187)
    Change in current operating items:
      Accounts receivable, net                                            (1,310)       (2,455)           (16)
      Restricted cash                                                          -        (3,765)
      Inventories                                                            164          (180)           350
      Prepaid expenses and deposits                                       (4,174)         (599)             6
      Accounts payable and accrued liabilities                             9,737         1,925         (4,272)
      Air traffic liability                                                    -         3,628              -
                                                                       -----------    -----------    -----------
        Net cash flows provided by operating activities                   16,110         6,576          7,788
                                                                       -----------    -----------    -----------
INVESTING ACTIVITIES:
  Acquisition of jet operation                                                 -        (2,500)             -
  Purchases of property and equipment, net                                (4,127)       (3,564)        (1,006)
  (Increase) decrease in other assets                                          -        (1,266)           113
  Decrease in other liabilities                                               (4)          (17)           (17)
                                                                       -----------    -----------    -----------
        Net cash flows used for investing activities                      (4,131)       (7,347)          (910)
                                                                       -----------    -----------    -----------
FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                             300             -              -
  Distribution of subsidiary                                             (21,372)            -              -
  Distribution of restricted cash of subsidiary                            3,765             -              -
  Repayment of capital lease obligations                                    (322)         (503)        (1,349)
  Proceeds from issuance of common stock                                   8,748           738         11,025
  Dividends paid                                                            (521)       (1,025)          (928)
                                                                       -----------    -----------    -----------
        Net cash flows provided by (used for) financing
         activities                                                       (9,402)         (790)         8,748
                                                                       -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
  INVESTMENTS                                                              2,577        (1,561)        15,626
CASH AND SHORT-TERM INVESTMENTS:
  Beginning of year                                                       26,851        28,412         12,786
                                                                       -----------    -----------    -----------

  End of year                                                           $ 29,428       $26,851        $28,412
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------
SUPPLEMENTARY CASH FLOW INFORMATION:
  Cash paid during the year for-
    Interest                                                            $  1,455       $   576        $   638
    Income taxes                                                        $  5,296       $ 2,759        $ 3,351
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------


The accompanying notes are an integral part of these consolidated statements.

                                                                      Exhibit 23

                         MESABA HOLDINGS, INC. AND SUBSIDIARY
                      Notes to Consolidated Financial Statements
            (Dollars in Thousands, Except Share and Per Share Information)

1.  Corporate Organization and Business:

CORPORATE ORGANIZATION

The consolidated financial statements include the accounts of Mesaba Holdings, Inc. (the "Company") and its subsidiary, Mesaba Aviation, Inc. ("Mesaba"). The statements also include the results of operations of Airways Corporation ("Airways") and its subsidiary Airtran Airways, Inc. ("Airtran Airways") prior to the distribution of 100% of the outstanding common stock of Airways to the Company's shareholders in September 1995 (see Note 8). All significant intercompany balances have been eliminated in consolidation.

BUSINESS

Mesaba operates a regional air carrier providing scheduled passenger and air freight service as Mesaba Airlines/Northwest Airlink under an Airline Services Agreement (the Airlink Agreement) with Northwest Airlines, Inc. (Northwest) to 60 cities in the Upper Midwest from Northwest's hub airports, Minneapolis/Saint Paul and Detroit. The Airlink Agreement provides for exclusive rights to designated service areas and runs through March 31, 1997, automatically renewing indefinitely thereafter. Either party may terminate the Airlink Agreement on eight months notice any time after July 31, 1996. Under the Airlink Agreement, all Mesaba flights appear in Northwest's timetables and Mesaba receives ticketing and certain check-in, baggage and freight-handling services from Northwest at certain airports. In addition, at certain airports Mesaba purchases fuel from Northwest. The Company paid $7,526 to Northwest for fuel, reservation systems, ground handling and other services in fiscal 1996, $3,166 in 1995 and $720 in 1994. The Airlink Agreement provides for certain incentive payments from Northwest to Mesaba based on achievement of certain operational or financial goals, as defined. Such incentives totaled $1,643 in 1996, $1,192 in 1995, and $66 in 1994. Mesaba also benefits from its relationship with Northwest through prorated fare arrangements and advertising and marketing programs. (See Note 8 for additional agreements with Northwest).

Approximately 71% of Mesaba's passengers connected with Northwest in fiscal 1996, 79% in 1995 and 81% in 1994. Approximately 84% of the March 31, 1996 accounts receivable balances in the accompanying consolidated balance sheet are due from Northwest. The Company believes that Northwest's Minneapolis and Detroit hubs will continue to serve as key air traffic centers. Although Mesaba maintains an expanding air system serving those traffic centers, loss of Mesaba's affiliation with Northwest or Northwest's failure to make timely payment of amounts owed to the Company or to otherwise materially perform under the Airlink Agreement would have a material adverse effect on the Company's operations, financial position and cash flows. Northwest and the Company review contract compliance on a periodic basis.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND SHORT-TERM INVESTMENTS

Short-term investments, which consist primarily of U.S. government securities and interest-bearing deposits with maturities of less than 90 days, are stated at cost, which approximates market. These investments are considered cash equivalents for statement of cash flows purposes. In 1995, restricted cash represented amounts escrowed relating to the Company's air traffic liability associated with Airtran Airways.

INVENTORIES

Inventories are stated at the lower of average cost or market and consist of expendable aircraft service parts, and fuel. Expendable parts are charged to maintenance as used.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on a straight-line basis for financial reporting purposes over estimated useful lives of 5-10 years for aircraft engines, flight equipment and rotable parts; 3-10 years for all other equipment; 5-36 years for buildings and improvements; and over the lease term for facilities under capital lease. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset. Accelerated cost recovery methods of depreciation are applied for tax reporting purposes.

AIRLINK CONTRACT RIGHTS

In connection with the Airlink Agreement, the Company paid a contract rights fee in the form of a stock purchase warrant to Northwest. In addition, the Company agreed to fund certain costs related to the transition of Airlink operations in the Detroit and Milwaukee service areas. Such transition costs and fees are included as contract rights and are fully recoverable under the terms of the Airlink Agreement. Contract rights and related other assets totaled $5,769 and related accumulated amortization totaled $4,731 at March 31, 1996. Contract rights are amortized on a straight-line basis over five years to coincide with the minimum term of the Airlink Agreement.

REVENUE RECOGNITION

Passenger revenues are recorded as income when the respective services are rendered.

FREQUENT FLYER AWARDS

As a Northwest Airlink carrier, Mesaba participates in Northwest's frequent flyer program (WorldPerks), and passengers may use mileage accumulated in that program to obtain discounted or free trips that might include a flight segment on one of Mesaba's flights. However, under the Airlink Agreement, Northwest is responsible for the administration of WorldPerks, and Mesaba receives revenue from Northwest for WorldPerks travel awards redeemed on Mesaba flight segments.

INCOME TAXES

The Company accounts for income taxes in accordance with the liability method of accounting. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities . These differences will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

INCOME PER SHARE

Net income per share has been computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during each year.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

3.  FLIGHT EQUIPMENT:

The Company's airline fleet consisted of the following aircraft held under operating leases as of March 31, 1996:

              Number of                                      Seating
               Aircraft      Type of Aircraft                Capacity
              ----------  -----------------------          -------------

                 25       de Havilland Dash 8 (Dash 8)          37
                 26       Fairchild Metro III (Metro III)       19


Under terms of the Airlink Agreement, the Company subleases its Dash 8 aircraft from Northwest under operating leases with original terms of up to five years. The Airlink Agreement allows the Company to return aircraft to Northwest upon the occurrence of certain events, including termination or breach of the Airlink Agreement. These leases require rental payments of approximately $863 per year for each aircraft.

Until January 1, 1996 the Airlink Agreement required Northwest to provide for all major maintenance and overhauls for Dash 8 aircraft. Pursuant to an amendment to the Airlink Agreement, along with revenue enhancements, the responsibility for certain Dash 8 maintenance costs up to a specified level were transferred to Mesaba effective January 1, 1996.

Aircraft maintenance and repairs on Metro III aircraft are charged to expense when incurred, except for the cost of major airframe and engine overhauls, for which the estimated cost is accrued and charged to maintenance expense based upon hours flown pursuant to the specific lease agreements, thus providing for the overhaul cost when it occurs.

The aircraft operating leases require future minimum rental payments as follows at March 31, 1996:

         1997                                                   $26,586
         1998                                                    13,998
         1999                                                     2,035
         2000                                                       396

Rent expense under aircraft operating leases totaled approximately $31,330 in 1996, $31,262 in 1995 and $32,914 in 1994 (including $21,564, $21,626 and
$21,088 paid to Northwest in 1996, 1995 and 1994, respectively) and is included in flight operations in the accompanying consolidated statements of operations.

On March 7, 1996, the Company entered into an agreement with Saab Aircraft AB to acquire up to 72 Saab 340 aircraft (50 firm orders, 22 options). The thirty to thirty-four passenger Saab regional airliner will replace Mesaba's current fleet of 51 aircraft within the next three years.

4.  REVOLVING CREDIT AGREEMENT:
The Company has an unsecured credit agreement with a bank providing for borrowings of up to $5,000 and a letter-of-credit agreement of up to $200. No amounts were outstanding under the credit agreement during the three years ended March 31, 1996. Compensating balances in an amount equal to 5% of the available revolving line-of-credit facility are required to be maintained ($250 as of March 31, 1996). The credit agreement requires the Company to maintain minimum levels of tangible net worth, net working capital and certain other financial ratios. The Company was in compliance with these requirements at March 31, 1996.

5.  INCOME TAXES:

The provision for income taxes for the three years ended March 31 is comprised of the following elements:

                                                    1996      1995      1994
                                                  --------  --------  --------

    Current:
      Federal                                      $4,130    $2,131    $2,536
      State                                         1,232       531       647
    Deferred                                          293      (139)     (187)
                                                  --------  --------  --------

              Total provision for income taxes     $5,655    $2,523    $2,996
                                                  --------  --------  --------
                                                  --------  --------  --------
The actual income tax expense differs from the expected tax expense for 1996, 1995 and 1994 (computed by applying the U.S. federal corporate tax rate of 35 percent in 1996 and 1995 and 34 percent in 1994 to earnings before income taxes) as follows in thousands:
                                                   1996      1995      1994
                                                 --------  --------  --------

    Computed tax expense at statutory rate       21,675      1,795     2,264
    Increase (decrease) in income taxes
    resulting from:
      Tax free distribution of Subsidiary       (17,256)        --        --
      State taxes, net of federal tax benefit       933        343       400
      Non-deductible flight crew expenses           251        262       230
      Other, net                                     52        123       102
                                                 -------    -------   -------
              Total income tax expense            5,655      2,523     2,996
                                                 -------    -------   -------
                                                 -------    -------   -------

Deferred tax assets and liabilities are comprised of the following as of March 31:

                                                 1996           1995
                                               -------        -------
         Deferred tax assets:
           Maintenance                          $1,660         $1,240
           Accrued vacation                        594            483
           Property taxes                          236            181
           Prepaid rent                            166            176
           Workers' compensation insurance         154            118
           Other                                    26            186
                                               -------        -------
                Gross deferred tax assets        2,836          2,384
                                               -------        -------
         Deferred tax liabilities:
           Property and equipment                1,009            192
           Preoperating costs                       71            128
           Integration funds                       101            116
                                               -------        -------
               Gross deferred tax liabilities    1,181            436
                                               -------        -------
               Net deferred tax assets          $1,655         $1,948
                                               -------        -------
                                               -------        -------

6.  SHAREHOLDERS' EQUITY:

STOCK OPTION PLANS

The Company has stock option plans for key employees and directors which authorize the issuance of shares of common stock for such options. Under the plans, options are granted by the compensation committee of the board of directors and are exercisable for five years commencing one year after the date of grant. The purchase price of the stock is 110% of the fair market value of the stock at the date of grant for participants owning 10% or more of the outstanding common stock and 100% of the fair market value for all other participants. In connection with the spin-off outstanding options were repriced in relation to the fair market value of the Company, post-spin-off (see Note 8).

Stock option transactions for the three years ended March 31 were as follows:

                                                  Shares      Price Per Share
                                               ------------  -----------------

         Options outstanding, March 31, 1993       823,920       $1.75-$8.00
           Granted                                 442,000      $8.75-$10.25
           Exercised                              (178,200)      $1.75-$6.75
           Canceled                                 (2,000)            $6.75
                                               ------------
         Options outstanding, March 31, 1994     1,085,720      $2.13-$10.25
           Granted                                 239,000       $6.76-$7.75
           Exercised                              (157,900)      $2.13-$6.75
           Canceled                                (29,200)            $9.50
                                               ------------
         Options outstanding, March 31, 1995     1,137,620      $2.13-$10.25
           Granted                                 461,000       $4.38-$7.88
           Exercised                              (567,320)      $2.13-$9.50
           Canceled                               (403,800)     $6.75-$10.25
                                               ------------
         Options outstanding, March 31, 1996       627,500       $4.13-$7.88
                                               ------------
                                               ------------
         Exercisable at March 31, 1996             170,500
                                               ------------
                                               ------------
         Available for grant at March 31, 1996     521,500
                                               ------------
                                               ------------

STOCK PURCHASE PLAN

The Company has an employee stock purchase plan which allows all full-time personnel employed for more than six months the opportunity to purchase shares of stock in the Company at the market price through payroll deductions. All administrative costs of this plan are paid by the Company.

COMMON STOCK TRANSACTIONS

On October 19, 1993, the Company issued and sold 1,379,310 shares of its common stock to an investor in a private placement at the price of $7.25 per share. The proceeds of the sale totaled $10,000.

7.   COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

In addition to the aircraft described in Note 3, the Company leases land, office and hangar facilities and certain terminal facilities under capitalized and operating leases which provide for approximate future minimum rental payments as follows at March 31, 1996:

                                                     Capitalized     Operating
                                                       Leases         Leases
                                                   ---------------  ------------
         1997                                          $ 783           $ 267
         1998                                            783             250
         1999                                            783             250
         2000                                            783             250
         2001                                            783             250
         Thereafter                                    5,286           2,113
                                                     -------        --------
                                                       9,201          $3,380
         Less- Amount representing interest            3,148        --------
                                                     -------        --------
                                                       6,053
         Less- Current maturities                        399
                                                     -------
         Total long-term capital lease obligations   $ 5,654
                                                     -------
                                                     -------


Rent expense under all facility operating leases totaled approximately $2,405 in 1996, $1,928 in 1995 and $1,875 in 1994.

BENEFIT PLAN

The Company maintains a 401(k) benefit plan for eligible employees whereby the Company will match 25% of employee contributions to the plan, up to 6% of each employee's compensation. The Company's contribution to the plan totaled $303 to the plan in 1996, $291 in 1995 and $235 in 1994.

LITIGATION

The Company is a party to ongoing legal and tax proceedings arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or its cash flows.

8.  SPIN-OFF:

In June 1994, the Company acquired the common stock of Conquest Sun Airlines, Inc. (Conquest) for $2,500. The acquisition was recorded under the purchase method of accounting. Subsequent to the transaction the company's name was changed to Airtran Airways.

In March 1995, the Company and Northwest entered into an agreement to spin off Airtran Airways and Mesaba's fixed base operation (FBO) in Grand Rapids, Minnesota. Under the terms of the spin-off, the Company established a new subsidiary (Airways Corporation) and consolidated Airtran Airways and the FBO, in order to facilitate the distribution of Airways Corporation's common stock to the Company's shareholders. In addition, The Company made a $20,250 contribution in cash and certain assets to Airways prior to the spin-off date.

Also in connection with the spin-off, Northwest waived its right to receive a distribution of Airways Corporation common stock, in exchange for 2,052,275 shares of Mesaba Holdings, Inc. common stock. Northwest exercised its warrants to purchase 1,499,078 shares of the Company's common stock at their stated exercise price. Subsequent to these transactions, Northwest owned approximately 29.7% of the outstanding shares of the Company's common stock. In addition, Northwest assumed responsibility for setting Mesaba's flight schedules and aircraft routings. Northwest and Mesaba also entered into a good faith agreement to extend the Airlink Agreement for a minimum of ten years. Northwest agreed to make quarterly payments to Mesaba which, together with payments under the Airlink Agreement, guarantees that Mesaba's pretax income will be not less than $7.6 million for the last three quarters of fiscal 1996 and $10.0 million for fiscal 1997. Revenues do not include any payments made to Mesaba pursuant to the income guarantee as the Company's internally generated profits exceeded the guarantee amount.

Concurrent with the spin-off date, outstanding Company stock options were repriced (lowered by $2.00 per share) in relation to the fair market value of the Company post-spin-off of Airways. Unexercised options previously granted to certain directors and officers who became affiliated with Airways were canceled.

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

The Company recorded a one-time gain of $49,303 in the second quarter as a result of the tax-free distribution of Airways to the Company's shareholders. The gain reflects the difference between the book value of the Airways stock distributed in the spin-off and the actual market value of such stock on September 8, 1995.

9.  QUARTERLY FINANCIAL DATA (UNAUDITED):


                                      Quarters of Fiscal Year Ended March 31, 1996
                                --------------------------------------------------------
                                 June 30,    September 30,   December 31,     March 31,     Fiscal
                                   1995          1995           1995            1996       Year 1996
                                --------    --------------  --------------  ------------  -----------

Total operating revenues        $44,647        $46,980        $37,554        $41,274       $170,455
Operating income                $ 2,375        $ 4,593        $ 2,820        $ 2,519       $ 12,307
Net income                      $ 1,408        $51,857        $ 1,641        $ 1,369       $ 56,275
Net income per share            $   .14        $  4.71        $   .13        $   .11       $   4.81
Dividends per share             $   .03        $  -           $  -           $  -          $    .03
Weighted average shares
  outstanding (000)              10,021         11,016         12,765         12,953         11,689


                                      Quarters of Fiscal Year Ended March 31, 1995
                                --------------------------------------------------------
                                 June 30,    September 30,   December 31,     March 31,     Fiscal
                                   1994          1994           1994            1995       Year 1995
                                --------    --------------  --------------  ------------  -----------

Total operating revenues        $33,815        $36,090        $35,807        $40,188       $145,900
Operating income (loss)         $ 2,402        $ 2,811        $  (475)       $  (379)      $  4,359
Net income (loss)               $ 1,337        $ 1,677        $  (126)       $  (282)      $  2,606
Net income (loss) per share     $   .14        $   .18        $  (.01)       $  (.03)      $    .29
Dividends per share             $   .03        $   .03        $   .03        $   .03       $    .12
Weighted average shares
  outstanding (000)               9,696          9,554          8,589          8,611          9,113



10. NEW ACCOUNTING STANDARD

Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 imposes criteria for evaluating the realizability of long-lived assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company adopted SFAS 121 during fiscal 1996 and the effect of the adoption did not have a material effect on the Company's financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Proxy Statement for the 1996 Annual Meeting of Shareholders (the "1996 Proxy Statement"). Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of this Form 10-K under the caption "Executive Officers of the Company" on page 11.


ITEM 11.  EXECUTIVE COMPENSATION

          Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Compensation of Executive Officers" in the 1996 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1996 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


          Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the 1996 Proxy Statement.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       DOCUMENTS FILED WITH THIS REPORT.

         (1)  Financial Statements of Mesaba Holdings, Inc.

                                                                     Page of
                                                                    this form
                                                                       10-K
                                                                       ----

              Report of Independent Public Accountants                  22
              Consolidated balance sheets as of March 31, 1996
              and 1995                                                  23
              Consolidated statements of operations for the years
              ended March 31, 1996, 1995 and 1994                       24
              Consolidated statements of shareholders' equity for
              the years ended March 31, 1996, 1995 and 1994             25
              Consolidated statements of cash flows for the years
              ended March 31, 1995, 1995 and 1994                       26
              Notes to consolidated financial statements                27

         (2)  Not applicable

         (3)   Exhibits

         3A. Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 31, 1995.

         3B.   Bylaws.  Incorporated by reference to Exhibit 3.2 to the Form
               S-4.

         4A. Specimen certificate for shares of the Common Stock of the Company. Incorporated by reference to Exhibit 4A to the Company's Form 10-K for the year ended March 31, 1989.

         9A. Shareholder's Agreement regarding election of representative of Northwest Aircraft Inc. to Board of Directors. Incorporated by reference to Exhibit 9A to Mesaba's Registration Statement on Form S-1, Registration No. 33-820.

         10A. FAA Air Carrier Operating Certificate. Incorporated by reference to Exhibit 10A to the Company's Form 10-K for the year ended March 31, 1989.

         10B. 1986 Stock Option Plan (as Amended). Incorporated by reference to Exhibit 10D to the Company's Form 10-K for the year ended March 31, 1990.

         10C.  1991 Director Stock Option Plan.  Incorporated by reference to
               Exhibit 10(i) to the Company's Registration Statement on Form S-8, Registration No. 33-62386.

         10D. CAB Part 298 Registration. Incorporated by reference to Exhibit 10G to Mesaba's Form 10-K for the year ended March 31, 1987.

         10E. Revolving Credit and Term Loan Agreement Dated as of November 7, 1988 between Norwest Bank Minnesota, N.A. and Mesaba Incorporated by reference to Exhibit 10F to the Company's Form 10-K for the year ended March 31, 1989.

         10F. Airline Services Agreement between Northwest Airlines, Inc. and Mesaba (certain portions of this agreement are subject to an order granting confidential treatment pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10V to the Company's Form 10-Q for the quarter ended September 30, 1988.

         10G. Amendment No. 3 to Airline Services Agreement between Northwest Airlines, Inc. and Mesaba dated as of April 1, 1992
               (certain portions of this amendment are subject to an order granting confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10H to the Company's Form 10-K for the year ended March 31, 1992.

         10H. Foreign Air Carrier Operating Certificates issued May 6, 1991 by the Canadian Department of Transport. Incorporated by reference to Exhibit 10H to the Company's Form 10-K for the year ended March 31, 1991.

         10I. Facility Lease and Operating Agreement dated April 18, 1988, between the Metropolitan Airport Commission and Mesaba Incorporated by reference to Exhibit 10K to the Company's Form 10-K for the year ended March 31, 1989.

         10J. Ninth Amendment to Revolving Credit and Term Loan Agreement and Fifth Amendment to Revolving Note between Mesaba and Norwest Bank Minnesota, National Association.

         10K. Letter of Credit and Reimbursement Agreement dated as of August 1, 1990 between Mesaba and Norwest Bank Minnesota, National Association. Incorporated by reference to Exhibit 10A to the Company's Form 10-Q for the quarter ended September 30, 1990.

         10L. Special Facilities Lease dated as of August 1, 1990 between Charter County of Wayne, State of Michigan and Mesaba, Inc. Incorporated by reference to Exhibit 10B to the Company's Form 10-Q for the quarter ended September 30, 1990.

         10M. Ground Lease dated August 1, 1990 between Charter County of Wayne, State of Michigan and Mesaba Incorporated by reference to Exhibit 10C to the Company's Form 10-Q for the quarter ended September 30, 1990.

         10N. Combination Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement dated as of August 1, 1990 between Mesaba and Norwest Bank Minnesota, National Association. Incorporated by reference to Exhibit 10D to the Company's Form 10-Q for the quarter ended September 30, 1990.

         10O. Letter Agreement dated December 24, 1992 relating to the repurchase of shares of Common Stock from Northwest Aircraft, Inc. Incorporated by reference to Exhibit 10EE to the Company's Form 10-K for the year ended March 31, 1993.

         10P. DOT Certificate of Public Convenience and Necessity dated October 26, 1992. Incorporated by reference to Exhibit 10FF of the Company's Form 10-K for the year ended March 31, 1993.

         10Q. Stock Purchase Agreement between AirTran Corporation and Carl R. Pohlad dated as of October 18, 1993. Incorporated by reference to Exhibit 10 of the Company's Form 8-K dated October 19, 1993.

         10R. AirTran Corporation 1994 Stock Option Plan. Incorporated by reference to Exhibit 10 of the Company's Form S-8 Registration Statement as filed March 2, 1995 (Registration No. 33-89930).

         10S. Agreement between AirTran Corporation, Mesaba, Northwest Aircraft, Inc., and Northwest Airlines, Inc. dated May 18, 1995. Incorporated by reference to Exhibit 10A of the Company's Form 8-K as filed May 18, 1995.

         10T. Preliminary Agreement between AirTran Corporation, Mesaba and Northwest Airlines, Inc. dated March 8, 1995. Incorporated by reference to Exhibit 10 of the Company's Form 8-K as filed March 8, 1995.

         10U. Term Sheet Proposal for the Acquisition of Saab 340 Aircraft by Mesaba Aviation, Inc. dated March 7, 1996 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2).

         10V. Letter Agreement regarding Saab 340BPlus Acquisition Financing dated March 7, 1996 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2).

         10W. Letter Agreement of April 26, 1996 relating to Airline Services Agreement between Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2).

         10X. Letter Agreement of April 28, 1996 relating to Airline Services Agreement between Mesaba Aviation, Inc. and Northwest Airlines, Inc.

         11.   Statement regarding computation of per share earnings.

         21.   Subsidiaries.

         23.   Consent of independent public accountants.

         24.   Powers of Attorney.

         27.   Financial Data Schedules.

         (b) REPORTS ON FORM 8-K. During the Company's fourth quarter of 1996, the Company did not file any reports on Form 8-K.

                                      SIGNATURES

- --------------------------------------------------------------------------------



Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 28, 1996                  MESABA HOLDINGS, INC.

                                       By /s/ Bryan K. Bedford
                                          ---------------------
                                          Bryan K. Bedford
                                          President and Chief Executive Officer

- --------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Bryan K. Bedford      President and Chief Executive Officer    June 28, 1996
- ------------------------  (Principal Executive Officer) and
Bryan K. Bedford          Director


/s/ Robert H. Cooper      Director of Finance (Principal           June 28, 1996
- ------------------------  Financial Officer)
Robert H. Cooper

/s/ Jon R. Meyer
- ------------------------  Controller (Principal Accounting         June 28, 1996
Jon R. Meyer              Officer)

         *                Director                                 June 28, 1996
- ------------------------
Donald E. Benson

         *                Director                                 June 28, 1996
- ------------------------
Christopher E. Clouser

         *
                          Director                                 June 28, 1996
- ------------------------
 Richard B. Hirst

         *                Director                                 June 28, 1996
- ------------------------
Carl R. Pohlad

         *                Director                                 June 28, 1996
- ------------------------
Robert C. Pohlad

         *
                          Director                                 June 28, 1996
- ------------------------
Donald A. Washburn


         *                Director                                 June 28, 1996
- ------------------------
Raymond W. Zehr, Jr.


*By /s/ Bryan K. Bedford  Attorney-in-fact                         June 28, 1996
   ---------------------
   Bryan K. Bedford

                                EXHIBIT INDEX


                                                                     MANUALLY
                                                                   NUMBERED PAGE
EXHIBIT NO.                        EXHIBIT                          REFERENCES
- -----------                         -------                         ------------

3A. Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company's Form
              10-Q for the quarter ended September 31, 1995.


3B. Bylaws. Incorporated by reference to Exhibit 3.2 to the Form S-4.

4A. Specimen certificate for shares of the Common Stock of the Company. Incorporated by reference to
              Exhibit 4A to the Company's Form 10-K for the year ended March 31, 1989.

9A. Shareholder's Agreement regarding election of representative of Northwest Aircraft Inc. to Board of Directors. Incorporated by reference to Exhibit 9A to Mesaba's Registration Statement on Form S-1, Registration No. 33-820.

10A.          FAA Air Carrier Operating Certificate.
              Incorporated by reference to Exhibit 10A to the Company's Form 10-K for the year ended March 31,
              1989.

10B. 1986 Stock Option Plan (as Amended). Incorporated by reference to Exhibit 10D to the Company's Form
              10-K for the year ended March 31, 1990.

10C. 1991 Director Stock Option Plan. Incorporated by reference to Exhibit 10(i) to the Company's
              Registration Statement on Form S-8, Registration
              No. 33-62386.

10D. CAB Part 298 Registration. Incorporated by reference to Exhibit 10G to Mesaba's Form 10-K for the year ended March 31, 1987.

10E. Revolving Credit and Term Loan Agreement Dated as of November 7, 1988 between Norwest Bank Minnesota, N.A. and Mesaba, Inc. Incorporated by reference to
              Exhibit 10F to the Company's Form 10-K for the year ended March 31, 1989.

10F. Airline Services Agreement between Northwest Airlines, Inc. and Mesaba, Inc. (certain portions of this agreement are subject to an order granting confidential treatment pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10V to the Company's Form 10-Q for the quarter ended September 30, 1988.

10G. Amendment No. 3 to Airline Services Agreement between Northwest Airlines, Inc. and Mesaba dated as of April 1, 1992 (certain portions of this amendment are subject to an order granting confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10H to the Company's Form 10-K for the year ended March 31, 1992.

10H.          Foreign Air Carrier Operating Certificates issued
              May 6, 1991 by the Canadian Department of
              Transport.  Incorporated by reference to Exhibit
              10H to the Company's Form 10-K for the year ended
              March 31, 1991.

10I.          Facility Lease and Operating Agreement dated April
              18, 1988, between the Metropolitan Airport
              Commission and Mesaba Incorporated by reference to
              Exhibit 10K to the Company's Form 10-K for the year ended March 31, 1989.

10J.          Ninth Amendment to Revolving Credit and Term Loan
              Agreement and Fifth Amendment to Revolving Note between Mesaba and Norwest Bank Minnesota, National Association.

10K. Letter of Credit and Reimbursement Agreement dated as of August 1, 1990 between Mesaba and Norwest Bank Minnesota, National Association. Incorporated by reference to Exhibit 10A to the Company's Form 10-Q for the quarter ended September 30, 1990.

10L. Special Facilities Lease dated as of August 1, 1990 between Charter County of Wayne, State of Michigan and Mesaba Incorporated by reference to Exhibit 10B to the Company's Form 10-Q for the quarter ended September 30, 1990.

10M. Ground Lease dated August 1, 1990 between Charter County of Wayne, State of Michigan and Mesaba Incorporated by reference to Exhibit 10C to the Company's Form 10-Q for the quarter ended September 30, 1990.

10N. Combination Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement dated as of August 1, 1990 between Mesaba and Norwest Bank Minnesota, National Association. Incorporated by reference to Exhibit 10D to the Company's Form 10-Q for the quarter ended September 30, 1990.

10O. Letter Agreement dated December 24, 1992 relating to the repurchase of shares of Common Stock from Northwest Aircraft, Inc. Incorporated by reference to Exhibit 10EE to the Company's Form 10-K for the year ended March 31, 1993.

10P. DOT Certificate of Public Convenience and Necessity dated October 26, 1992. Incorporated by reference to Exhibit 10FF of the Company's Form 10-K for the year ended March 31, 1993.

10Q.          Stock Purchase Agreement between AirTran
              Corporation and Carl R. Pohlad dated as of October
              18, 1993. Incorporated by reference to Exhibit 10 of the Company's Form 8-K dated October 19, 1993.

10R.          AirTran Corporation 1994 Stock Option Plan.
              Incorporated by reference to Exhibit 10 of the Company's Form S-8 Registration Statement as filed
              March 2, 1995 (Registration No. 33-89930).

10S. Agreement between AirTran Corporation, Mesaba, Northwest Aircraft, Inc., and Northwest Airlines, Inc. dated May 18, 1995. Incorporated by reference to Exhibit 10A of the Company's Form 8-K as filed May 18, 1995.

10T.          Preliminary Agreement between AirTran Corporation,
              Mesaba and Northwest Airlines, Inc. dated March 8,
              1995. Incorporated by reference to Exhibit 10 of the Company's Form 8-K as filed March 8, 1995.

10U. Term Sheet Proposal for the Acquisition of Saab 340 Aircraft by Mesaba Aviation, Inc. dated March 7, 1996 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2).

10V. Letter Agreement regarding Saab 340BPlus Acquisition Financing dated March 7, 1996 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2).

10W. Letter Agreement of April 26, 1996 relating to Airline Services Agreement between Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2).

10X. Letter Agreement of April 28, 1996 relating to Airline Services Agreement between Mesaba Aviation, Inc. and Northwest Airlines, Inc.

11. Statement regarding computation of per share earnings.

21.           Subsidiaries.

23.           Consent of independent public accountants.

24.           Powers of Attorney.

27.           Financial Data Schedules.