Form 10-Q
period 1996-06-30
MESABA HOLDINGS INC
filed 1996-08-13
CIK 835768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q

          {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1996

                                       OR

           { }TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _____________

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

               Yes   X        No
                   -----          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding as of August 6, 1996
          -----                    --------------------------------
     Common Stock
     par value $.01 per share                 12,760,046

                             PART I. FINANCIAL INFORMATION

                  SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in the Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize. Factors which could cause the Company's actual results to differ from forward-looking statements include the ability of the Company to secure an extended Airlink Agreement with Northwest Airlines; the price of aviation fuel; changes in regulations affecting the Company, including DOT and FAA regulations; the acquisition and phase-in of a new fleet of aircraft; downturns in economic activity; and seasonal factors.

Item 1. CONSOLIDATED FINANCIAL STATEMENTS


                             MESABA HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share information)

                                   ASSETS

                                                              June 30,              March 31,
                                                                1996                  1996
                                                            -----------           -----------
                                                            (Unaudited)
CURRENT ASSETS:
  Cash and short-term investments                            $  37,334            $  29,428
  Accounts receivable, net                                       7,178                9,254
  Inventories                                                    2,165                1,666
  Prepaid expenses and deposits                                  3,524                2,774
  Deferred tax asset                                             1,584                1,343
                                                             ---------            ---------
    Total current assets                                        51,785               44,465
                                                             ---------            ---------
PROPERTY AND EQUIPMENT:
  Facilities under capital lease                                 9,147                9,147
  Flight equipment                                              12,572               10,439
  Other property and equipment                                  10,005                9,644
  Accumulated depreciation and amortization                    (17,557)             (16,842)
                                                             ---------            ---------
    Net property and equipment                                  14,167               12,388

DEFERRED INCOME TAXES                                              251                  312

OTHER ASSETS AND DEFERRED COSTS                                 16,366                1,039
                                                             ---------            ---------
                                                             $  82,569            $  58,204
                                                             ---------            ---------
                                                             ---------            ---------

The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                                 MESABA HOLDINGS, INC.
                        CONSOLIDATED BALANCE SHEETS (Continued)
                       (in thousands, except share information)

                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                   June 30,             March 31,
                                                                     1996                 1996
                                                                  -----------           ---------
                                                                  (Unaudited)
CURRENT LIABILITIES:
  Current maturities of capital lease obligations                   $   406             $    399
  Accounts payable                                                    7,233                7,323
  Accrued liabilities
    Payroll                                                           4,190                3,871
    Maintenance                                                       5,091                3,341
    Other                                                             4,486                2,389
                                                                    -------              -------
    Total current liabilities                                        21,406               17,323

LONG-TERM OBLIGATIONS, net of current maturities                      5,542                5,654

OTHER LIABILITIES AND DEFERRED CREDITS                               18,134                  812

SHAREHOLDERS' EQUITY:
Common stock,  $.01 par value;  15,000,000 shares authorized,
12,760,046 and 12,744,046 shares issued and outstanding
respectively                                                            127                  127
Paid-in capital                                                      39,897               39,822
Retained earnings (deficit)                                          (2,537)              (5,534)
                                                                    -------              -------
      Total shareholders' equity                                     37,487               34,415
                                                                    -------              -------
                                                                    $82,569              $58,204
                                                                    -------              -------
                                                                    -------              -------

The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                        MESABA HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
              (in thousands, except per share information)

                                                     Three Months Ended
                                                          June 30,
                                                  1996                1995
                                                 --------            --------
OPERATING REVENUES:
Passenger                                        $41,930             $43,085
General aviation, freight and other                  491               1,562
                                                 -------             -------
    Total operating revenues                      42,421              44,647

OPERATING EXPENSES:
Labor and related costs                           11,898             $12,572
Aircraft fuel costs                                3,916               4,723
Aircraft maintenance costs                         5,357               4,103
Aircraft rents                                     7,426               8,281
Landing fees                                       1,129               1,243
Insurance and taxes                                1,172               1,805
Depreciation and amortization                        980               1,673
Administrative and other costs                     5,474               7,872
                                                 -------             -------
    Total operating expenses                      37,352              42,272

    Operating income                               5,069               2,375

NONOPERATING EXPENSE (INCOME):
Interest expense                                     133                 125
Other, net                                          (246)               (483)
                                                 -------             -------
   Other expense, net                               (113)               (358)

   Income before income taxes                      5,182               2,733

PROVISION FOR INCOME TAXES                         2,181               1,325
                                                 -------             -------
NET INCOME                                       $ 3,001             $ 1,408
                                                 -------             -------
                                                 -------             -------
NET INCOME PER SHARE:
  Fully Diluted                                  $  0.23             $  0.14
                                                 -------             -------
                                                 -------             -------
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Fully Diluted                                   12,977              10,021
                                                 -------             -------
                                                 -------             -------

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                              MESABA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                           Three Months Ended
                                                                June 30,
                                                          1996           1995
                                                         -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $ 3,001       $ 1,408
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                              980         1,672
  Accrued maintenance, long term                            (278)         (199)
  Deferred Income tax provision                             (180)         (271)
Changes in current operating items:
  Increase in accounts receivable, net                     2,076           470
  Decrease in income tax payable                           1,149         1,431
  Decrease (increase) in inventories                        (499)           71
  Increase in advance payments and
    deposits                                                (750)       (2,372)
  Increase (decrease) in accounts payable                    (90)        1,382
  Increase in air traffic liability                            -           753
  Increase in other accrued liabilities                    3,017           184
                                                         -------       -------
Net cash provided by operating activities                  8,426         4,529

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        (486)       (2,013)
  Restricted cash                                              -           203
  Other, net                                                  (4)          (95)
                                                         -------       -------
Net cash used for investing activities                      (490)       (1,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                    75           150
  Repayment of long-term obligations                        (105)          (76)
  Payment of cash dividend                                     -          (260)
                                                         -------       -------
Net cash used for financing activities                       (30)         (186)

NET INCREASE (DECREASE) IN CASH AND SHORT-
TERM INVESTMENTS                                           7,906         2,438

CASH AND SHORT-TERM INVESTMENTS:
  Beginning of period                                     29,428        26,851
                                                         -------       -------
  End of period                                          $37,334       $29,289
                                                         -------       -------
                                                         -------       -------
SUPPLEMENTARY CASH FLOW INFORMATION:
  Cash paid during period for:
  Interest                                               $   152       $   125
  Income taxes                                                39           144
  Noncash investing activities for the
    three months ended June 30, 1996
    included the following:
  Rotable and spare parts inventory
    acquired with integration funds                      $ 2,013             -
                                                         -------       -------
                                                         -------       -------

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                                 MESABA HOLDINGS, INC.
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Mesaba Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the year ended March 31, 1996, and the notes thereto, included in the Company's Annual Report or Form 10-K filed with the Securities and Exchange Commission.

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

2. AGREEMENTS WITH NORTHWEST

Mesaba is a regional air carrier providing scheduled passenger and air freight service to 61 cities in the Upper Midwest and Canada. Effective December 1, 1984, Mesaba began operating as Mesaba/Northwest Airlink ("Airlink") under a cooperative marketing agreement with Northwest Airlines, Inc. ("Northwest"). On September 15, 1988, the agreement was restated as the Airline Services Agreement and modified effective December 10, 1988 to add Airlink service for Northwest's hub airport in Detroit, Michigan. Mesaba and Northwest subsequently amended the Airline Services Agreement effective April 1, 1992 and January 1, 1996
(as amended, the "Airlink Agreement") to provide, among other things, a five-year extension to March 31, 1997, exclusive rights to designated service areas and support in acquiring new aircraft and equipment. Either party may terminate the agreement on eight months' notice any time after July 31, 1996.

Mesaba, through the Airlink Agreement and other agreements, receives ticketing and certain check-in, baggage and freight handling services from Northwest at certain airports. In addition, Mesaba receives its computerized reservation services from Northwest. Northwest also performs all marketing schedules and yield management and pricing services for Mesaba's flights. Approximately 71% of Mesaba's passengers connected with Northwest in fiscal 1996. Substantially all accounts receivable balances in the accompanying balance sheets are due from Northwest. Loss of Mesaba's affiliation with Northwest or Northwest's failure to make timely payments of amounts owed to Mesaba or to otherwise materially perform under the Airlink Agreement for any reason would have a material adverse effect on the Company's operations and financial position.

3. EARNINGS PER SHARE

Net income per share has been computed based upon the weighted average number of common and common equivalent shares outstanding during each period. The equivalent shares include all shares issuable upon the exercise of stock options.

4.  AIRCRAFT ADDITIONS

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

5.  DEFERRED CREDITS

In order to assist the Company in integrating new aircraft into its fleet, certain manufacturers provide the Company with spare parts or other credits.
The Company has deferred these amounts and amortizes them over the terms of the related aircraft leases as a reduction of rent expense. $4 was amortized during the period ended June 30, 1996.

6. RECLASSIFICATIONS

Certain balances in the fiscal 1996 consolidated financial statements have been reclassified to conform with the fiscal 1997 presentation. These reclassifications had no impact on net income or shareholders' equity as previously reported.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995 (IN THOUSANDS)

EARNINGS SUMMARY. The Company reported net income of $3,001 or $.23 per share for the three months ended June 30, 1996, compared to $1,408 or $0.14 per share in the same period of fiscal 1996. The $0.14 per share earnings in the prior year included a $0.02 per share loss from AirTran Airways. Weighted average shares outstanding increased 29.5% from 10,021 to 12,977, due primarily to the issuance of shares to Northwest Aircraft in lieu of Airways shares, Northwest exercising pre-existing warrants, and the exercise of stock options by current and former employees.

OPERATING REVENUES. Total operating revenues decreased 5.0% in the first quarter of fiscal 1997 to $42,421 from $44,647 in the year earlier quarter, which included revenues of AirTran Airways. Mesaba's operating revenues increased 21.2% from $34,991, and revenue passenger miles increased 29.4% to 104,212 from 80,559. Passenger revenue per available seat mile ("RASM") increased to $.215 from $.198 in the previous year's first quarter. Mesaba's average load factor was 53.4% in the current quarter compared to 46.1% during the same period a year ago. The improvement in traffic, load factor and RASM are attributable to the inclusion of Mesaba's fares in Northwest's discount fare programs as well as overall increases in passenger travel within the industry.

OPERATING EXPENSES. Total operating expenses decreased 11.6% to $37,352 in the current quarter compared to $42,272 in the prior year's first quarter. Mesaba's operating expenses increased 15.7% to $37,352 from $32,283. The decrease is attributable to the elimination of AirTran Airways' operating expenses. Available seat miles flown for Mesaba increased 11.6% to 195,018 in the first
quarter of fiscal 1997 from 174,721 in the year earlier quarter.    The increase
in ASMs was primarily accomplished by increasing utilization of the existing Dash 8 and Metro III aircraft. Mesaba took delivery of four Saab 340A aircraft during the current quarter, two of which entered revenue service in June 1996.
A discussion of the changes in Mesaba's operating expense line items follows:

Labor and related costs decreased to $11,898 in the first quarter of fiscal 1997 from $12,572 in the first quarter of fiscal 1996. Mesaba's direct labor expenses increased $1,150 or 10.7% from $10,748 in the same period last year. The majority of the increase was attributable to increased wages paid to flight crews due to a 12.8% increase in block hours flown. The remaining increase was due to increased personnel levels and normal wage and benefit increases.

Fuel costs decreased to $3,916 in this year's first quarter compared to $4,723 in last year's first quarter. Mesaba's cost of fuel increased $672, or 20.7%, from $3,244 over the same period last year. The increase is attributable to a 10.6% increase in consumption and a 10.8% increase in fuel costs. The cost of fuel, including taxes and pumping fees, was 82 cents per gallon in the current quarter compared to 74 cents a year ago. Until October 1995, airlines were exempt from a 4.3 cents per gallon federal tax on aviation fuel. The remaining net decrease in fuel expense is related to the elimination of AirTran Airways. Certain provisions of the Airlink Agreement with Northwest protects Mesaba from future increases in fuel prices.

Direct maintenance expense, excluding labor and related costs, increased to $5,357 in the first quarter of fiscal 1997 from $4,103 in the first quarter of fiscal 1996. This increase was attributable to a 11.4% increase in aircraft utilization and a substantial reduction in the number of Dash 8 aircraft under warranty. Also, under the terms of the amended Airlink Agreement, effective January 1, 1996, Mesaba became solely responsible for all costs of major overhauls and repairs on its Dash 8 fleet. Prior to that date, those expenses were paid directly by Northwest.

Aircraft rents decreased to $7,426 in this year's first quarter compared to $8,281 a year ago. Mesaba's rents decreased $74 or 1.0% from $7,500 in the first quarter of fiscal 1996. Mesaba added two Saab 340A aircraft in May and 2 in June 1996, for a total of four aircraft added during the current quarter. There was one F27 aircraft remaining in the fleet during the first fiscal quarter of 1996.

Total landing fees decreased 9.2% to $1,129 in the first quarter of fiscal 1997 compared to $1,243 for the first quarter of fiscal 1996. Mesaba's landing fees increased $149 or 15.2% from $980 in the year earlier period. The increase is attributable to a 17.3% increase in departures, offset by a 1% decrease in the average gross landing weight due to the mix of the aircraft in the fleet and a slight decrease in the overall effective landing fee rate.

Insurance and taxes decreased 35.1% to $1,172 in the first quarter of fiscal 1997 compared to $1,805 in the year earlier period. Mesaba's costs decreased $45 or 3.7% from $1,217 in the comparable period last year. This is due primarily to a reduction in passenger liability insurance rates and reduced amounts paid for hull insurance caused by the normal decline in fleet values.

Depreciation and amortization totaled $980 in the first quarter of fiscal 1997 down from $1,673 in the first quarter of fiscal 1996. Mesaba's costs decreased $134 or 12.0% from $1,114 in the same period last year. The lower level of depreciation and amortization resulted from elimination of capitalized overhauls as part of the phase out of the F27 fleet. In April 1992, the Company paid a contract rights fee in the form of amended stock purchase warrants to Northwest as a part of the extension of the Airlink Agreement. Contract rights are being amortized on a straight-line basis over the extended term of the Airlink Agreement through March 31, 1997.

Administrative and other costs amounted to $5,474 in the current quarter, down from $7,872 in the first quarter of fiscal 1996. Mesaba's administrative costs increased $1,048 or 23.7% in the current period from $4,426 in the same period last year. This increase is primarily attributable to higher crew related expenses associated with increased flying and increased airport and passenger related expenses due to an increase in traffic and the number of cities served.

OPERATING INCOME. Operating income totaled $5,069 in the current period, an increase of 113.4% from $2,375 a year ago. Mesaba's operating margin increased to 11.9% from 7.7% in the prior year's first quarter.

NONOPERATING INCOME. Nonoperating income decreased to $113 in the current quarter from $199 in the prior year's first quarter as a result of lower interest income. During the current quarter the Company began investing in tax-free securities which lowers overall interest income but increases the after-tax yield on its idle cash.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 42.1% in the first quarter of fiscal 1996 and 48.5% in fiscal 1996 reflecting lower levels of nondeductible expenses in the current period.

A quarter-to-quarter comparison of operating costs per available seat mile is shown in the following table. These figures do not include the activity of Airways.

     Operating Costs Per                                 Three months ended June 30,
     Available Seat Mile                                1996                     1995
- -------------------------------------------------------------------------------------------
Labor and related costs                                  6.1 CENTS                6.2 CENTS
Aircraft fuel costs                                      2.0                      1.9
Aircraft maintenance costs                               2.8                      1.7
Aircraft rents                                           3.8                      4.3
Landing fees                                             0.6                      0.5
Insurance and taxes                                      0.6                      0.7
Depreciation and amortization                            0.5                      0.6
Administrative and other costs                           2.8                      2.5
                                                        ----------               ----------
Total                                                   19.2 CENTS               18.4 CENTS

                                                           Three months ended June 30,
      Operating statistics                              1996                       1995
- -------------------------------------------------------------------------------------------
Revenue passengers carried                             470,632                   367,681
Revenue passenger miles (000)                          104,212                    80,559
Available seat miles (000)                             195,018                   174,721
Passenger load factor                                     53.4%                     46.1%
Passenger revenue per available seat mile               $ .215                    $ .198
Yield per revenue passenger mile                        $ .402                    $ .429
Departures                                              34,110                    28,604
Aircraft in service                                         54                        52

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $30,379 with a current ratio of 2.4 at June 30, 1996 compared to $27,142 and 2.6 at March 31, 1996. Cash and short-term investments increased by $7,906 to $37,334 at June 30, 1996. Net cash flows provided by operating activities totaled $8,426 in the first quarter of 1997 compared to $4,529 in the first quarter of fiscal 1996. Net cash flows used for investing activities amounted to $490 during the three months ended June 30, 1996. Net cash flows used for financing activities through June 30, 1996 totaled $30 compared to $186 in the same period last year.

Long-term obligations, net of current maturities, totaled $5,542 at June 30, 1996 compared to $5,654 at March 31, 1996. The ratio of long-term debt to stockholders' equity decreased to .15 at June 30, 1996 from .16 at March 31, 1996.

The Company took delivery of four used Saab 340A aircraft during the period ended June 30, 1996. At March 31, 1996 the Company had agreed to acquire 30 new Saab 340BPlus and 20 used Saab 340A aircraft. These aircraft are scheduled for delivery at a rate of approximately two per month over the next two and one-half years. The Company also has options to acquire an additional 12 used Saab 340A's and 10 new Saab 340BPlus's. The Company has also negotiated a financing agreement with the airframe manufacturer whereby operating lease financing for both the new and used aircraft are committed to the Company on competitive rates and terms.

The Company has historically relied upon cash reserves, internally generated funds and borrowings to support its working capital requirements. The Company has an unsecured agreement with a bank that provides for borrowings of up to $5,000 under a revolving line of credit. No amounts were outstanding under the credit agreement. Management believes that funds from operations and existing credit lines will provide adequate resources for meeting non-aircraft capital needs in fiscal 1997.

                                  Part II.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  No exhibits are filed herewith

     b) Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MESABA HOLDINGS, INC.

Date:  August 9, 1996      BY:  /s/ Robert H. Cooper
                                ----------------------------
                                Robert H. Cooper
                                Director of Finance
                                (Principal Financial Officer)

                                /s/ Jon R. Meyer
                                ----------------------------
                                Jon R. Meyer
                                Controller
                                (Principal Accounting Officer)