Form 10-K/A
period 1996-03-31
MESABA HOLDINGS INC
filed 1996-10-15
CIK 835768

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended March 31, 1996
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from __________ to __________
Commission File No. 0-17895
                                MESABA HOLDINGS, INC.
                (Exact name of registrant as specified in its charter)


             Minnesota                                   41-1616499
----------------------------------           ----------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                7501 26th Avenue South
                            Minneapolis, Minnesota  55450
                    ----------------------------------------------
                 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (612) 726-5151

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

                                  FORM 10-K/A INDEX

                                                              Page
                                                              ----
PART IV . . . . . . . . . . . . . . . . . . . . . . . . . .    1

     Item 14.  EXHIBITS, FINANCIAL STATEMENT
               SCHEDULES AND REPORTS ON
               FORM 8-K . . . . . . . . . . . . . . . . . .    1

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .    2

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       DOCUMENTS FILED WITH THIS REPORT.

         (3)   Exhibits

         10U. Term Sheet Proposal for the Acquisition of Saab 340 Aircraft by Mesaba Aviation, Inc. dated March 7, 1996 (certain portions omitted and filed separately with the Commission pursuant to a confidential treatment request.)

         10V. Letter Agreement regarding Saab 340BPlus Acquisition Financing dated March 7, 1996 (certain portions omitted and filed separately with the Commission pursuant to a confidential treatment request.)

         10W. Letter Agreement of April 26, 1996 relating to Airline Services Agreement between Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions omitted and filed separately with the Commission pursuant to a confidential treatment request.)

                                      SIGNATURES

--------------------------------------------------------------------------------



Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  October 14, 1996               MESABA HOLDINGS, INC.

                                       By /s/ Bryan K. Bedford
                                          ---------------------
                                          Bryan K. Bedford
                                          President and Chief Executive Officer

                                EXHIBIT INDEX




EXHIBIT NO.                        EXHIBIT
-----------                         -------


10U. Term Sheet Proposal for the Acquisition of Saab 340 Aircraft by Mesaba Aviation, Inc. dated March 7, 1996 (certain portions omitted and filed separately with the Commission pursuant to a confidential treatment request.)

10V. Letter Agreement regarding Saab 340BPlus Acquisition Financing dated March 7, 1996 (certain portions omitted and filed separately with the Commission pursuant to a confidential treatment request.)

10W. Letter Agreement of April 26, 1996 relating to Airline Services Agreement between Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions omitted and filed separately with the Commission pursuant to a confidential treatment request.)