Form 10-Q
period 1996-09-30
MESABA HOLDINGS INC
filed 1996-11-14
CIK 835768

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

     {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended September 30, 1996

                                  OR

      { }TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the transition period from               to

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

                    Yes   X        No
                        -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class               Outstanding as of November 6,1996
              -------              ---------------------------------
          Common Stock
          par value $.01 per share                12,765,796

                     PART I. FINANCIAL INFORMATION

           SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in the Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize. Factors which could cause the Company's actual results to differ from forward-looking statements include the ability of the Company to secure an extended or expanded Airlink Agreement with Northwest Airlines; the price of aviation fuel; changes in regulations affecting the Company, including DOT and FAA regulations; the acquisition and phase-in of a new fleet of aircraft; downturns in economic activity; and seasonal factors.

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                      MESABA HOLDINGS, INC.
                   CONSOLIDATED BALANCE SHEETS
             (in thousands, except share information)

                              ASSETS

                                             September 30,     March 31,
                                                 1996            1996
                                             -------------     ---------
                                              (Unaudited)
CURRENT ASSETS:
  Cash and short-term investments                $  46,708      $  29,428
  Accounts receivable, net                           7,235          9,254
  Inventories                                        2,581          1,666
  Prepaid expenses and deposits                      3,445          2,774
  Deferred income taxes                              1,901          1,343
                                                  --------       --------
     Total current assets                           61,870         44,465
                                                  --------       --------

PROPERTY AND EQUIPMENT:
  Facilities under capital lease                     9,147          9,147
  Flight equipment                                  12,985         10,439
  Other property and equipment                      10,602          9,644
  Accumulated depreciation and amortization        (18,308)       (16,842)
                                                   --------     ---------
     Net property and equipment                     14,426         12,388

DEFERRED INCOME TAXES                                  284            312

OTHER ASSETS AND DEFERRED COSTS                     16,012          1,039
                                                 ---------      ---------
                                                 $  92,592      $  58,204
                                                 =========      =========






The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                      MESABA HOLDINGS, INC.
             CONSOLIDATED BALANCE SHEETS (Continued)
             (in thousands, except share information)

               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                September 30,      March 31,
                                                    1996              1996
                                                -------------      -----------
                                                 (Unaudited)
CURRENT LIABILITIES:
  Current maturities of capital lease obligations  $      413        $      399
  Accounts payable                                     10,402             7,323
  Accrued liabilities
     Payroll                                            5,838             3,871
     Maintenance                                        6,126             3,341
     Other                                              5,340             2,389
                                                   ----------         ---------
     Total current liabilities                         28,119            17,323

LONG-TERM OBLIGATIONS, net of current maturities        5,409             5,654

OTHER LIABILITIES AND DEFERRED CREDITS                 17,623               812

SHAREHOLDERS' EQUITY:
Common stock,  $.01 par value;  15,000,000
shares authorized, 12,763,796 and
12,744,046 shares issued and outstanding                  128               127
respectively
Paid-in capital                                        39,985            39,822
Retained earnings (deficit)                             1,328           (5,534)
                                                    ---------         ---------
     Total shareholders' equity                        41,441            34,415
                                                    ---------         ---------
                                                    $  92,592         $  58,204
                                                    =========         =========





The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                        MESABA HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
             (in thousands, except per share information)

                             Three Months ended     Six Months ended
                                September 30,         September 30,
                             ------------------     ----------------
                              1996       1995       1996       1995
                              -------  ---------  ---------  ---------
OPERATING REVENUES:
Passenger                   $  46,230  $  45,949  $  88,160  $  89,034
Freight and other                 445      1,031        936      2,593
                            ---------  ---------  ---------  ---------
   Total operating revenues    46,675     46,980     89,096     91,627

OPERATING EXPENSES:
Wages and benefits             12,623     11,934     24,521     24,506
Aircraft fuel                   4,341      4,914      8,257      9,637
Aircraft maintenance            6,032      5,283     11,389      9,386
Aircraft rents                  7,725      8,224     15,151     16,503
Landing fees                    1,253        960      2,382      2,203
Insurance and taxes             1,321      1,681      2,493      3,486
Depreciation and amort          1,022      1,390      2,002      2,859
Administrative and other        5,858      8,001     11,332     16,078
                            ---------  ---------  ---------  ---------
   Total operating expenses    40,175     42,387     77,527     84,658

   Operating income             6,500      4,593     11,569      6,969

NONOPERATING INCOME(EXPENSE
Interest expense                 (128)      (142)      (261)      (268)
Other, net                        297     49,738        543     50,221
                            ---------  ---------  ---------  ---------
   Other income, net              169     49,596        282     49,953

 Income before income taxes     6,669     54,189     11,851     56,922

PROVISION FOR INCOME TAXES      2,809      2,332      4,990      3,657
                            ---------  ---------  ---------  ---------
NET INCOME                  $   3,860  $  51,857  $   6,861  $  53,265
                            =========  =========  =========  =========

NET INCOME PER COMMON SHARE $    0.30  $    4.71  $    0.53  $    5.06
                            =========  =========  =========  =========
WEIGHTED AVERAGE SHARES
OUTSTANDING                    12,962     11,016     12,970     10,519
                            =========  =========  =========  =========

The accompanying notes to interim consolidated financial statements are an integral part of these financial statements.

                       MESABA HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, in thousands)

                                                       Six Months ended
                                                        September 30,
                                                     ---------------------
                                                        1996       1995
                                                     ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $   6,861   $  53,265
Adjustments to reconcile net income to net cash
provided by operating activities:
     Gain on Distribution of Subsidiary                     -      (49,303)
     Depreciation and amortization                       2,002       2,859
     Accrued maintenance, long term                       (789)       (199)
     Deferred Income tax provision                        (530)       (696)
Changes in current operating items:
     Accounts receivable, net                            2,019     (1,238)
     Income tax payable                                  1,920       1,887
     Inventories                                          (915)        (97)
     Advance payments and deposits                        (671)     (3,163)
     Accounts payable                                    3,079       5,711
     Other accrued liabilities                           5,784       2,285
                                                     ----------  ----------
Net cash provided by operating activities               18,760      11,311

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                 (1,409)     (3,421)
     Other, net                                             (4)         (9)
                                                     ----------   ---------
Net cash used for investing activities                  (1,413)     (3,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                              164       8,072
     Distribution of Subsidiary, (net)                      -      (21,372)
     Repayment of long-term obligations                   (231)       (153)
     Payment of cash dividend                               -         (520)
                                                     ----------  ----------
Net cash used for financing activities                     (67)    (13,973)
                                                     ----------  ----------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM          17,280     (6,092)
INVESTMENTS

CASH AND SHORT-TERM INVESTMENTS:
     Beginning of period                                29,428      30,616
                                                     ----------  ----------
     End of period                                   $  46,708   $  24,524

SUPPLEMENTARY CASH FLOW INFORMATION:
     Cash paid during period for:
     Interest                                        $     128   $     142
     Income taxes                                    $   2,437   $   2,325
     Noncash investing activities for the three
months ended September 30, 1996
included the following:
     Rotable and spare parts inventory acquired
with integration funds                               $   4,354         -
                                                     =========   ==========


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

2. Agreements with Northwest

Mesaba is a regional air carrier providing scheduled passenger and air freight service to 62 cities in the Upper Midwest and Canada. Effective December 1, 1984, Mesaba began operating as Mesaba/Northwest Airlink ("Airlink") under a cooperative marketing agreement with Northwest Airlines, Inc. ("Northwest"). On September 15, 1988, the agreement was restated as the Airline Services Agreement and modified effective December 10, 1988 to add Airlink service for Northwest's hub airport in Detroit, Michigan. Mesaba and Northwest subsequently amended the Airline Services Agreement effective April 1, 1992 and January 1, 1996 (as amended, the "Airlink Agreement") to provide, among other things, a five-year extension to March 31, 1997, exclusive rights to designated service areas and support in acquiring new aircraft and equipment. Either party may terminate the agreement on eight months' notice any time after July 31, 1996.

Mesaba, through the Airlink Agreement and other agreements, receives ticketing and certain check-in, baggage and freight handling services from Northwest at certain airports. In addition, Mesaba receives its computerized reservation services from Northwest. Northwest also performs all marketing schedules and yield management and pricing services for Mesaba's flights. Approximately 74% of Mesaba's passengers connected with Northwest during the period. Substantially all accounts receivable balances in the accompanying balance sheets are due from Northwest. Loss of Mesaba's affiliation with Northwest or Northwest's failure to make timely payments of amounts owed to Mesaba or to otherwise materially perform under the Airlink Agreement for any reason would have a material adverse effect on the Company's operations and financial position.

The Company, Mesaba and Northwest entered into an agreement, dated October 25, 1996 (the "Jetlink Agreement"), under which Mesaba expects to operate 12 Avro/AI(R) RJ85 ("RJ85") regional jets for Northwest. The aircraft will be leased or subleased from Northwest and will be operated as Northwest Jetlink from the Minneapolis/Saint Paul and Detroit hubs according to routes and schedules determined by Northwest. Jet service is expected to begin in the first quarter of fiscal year 1998.

3. Earnings Per Share

Net income per share has been computed based upon the weighted average number of common and common equivalent shares outstanding during each period. The equivalent shares include all shares issuable upon the exercise of stock options.

4.  Aircraft Additions

On March 7, 1996, Mesaba entered into a preliminary agreement with Saab Aircraft of America, Inc. ("Saab") for the acquisition of 30 new Saab 340BPlus aircraft and 20 used Saab 340A aircraft. 10 Saab 340A aircraft have been delivered during the current year and the balance of these aircraft are expected to be phased into service over the next two years to replace Mesaba's existing fleet of 25 deHavilland Dash 8 ("Dash 8") and 22 Fairchild Metro III ("Metro III") aircraft. The Company also entered into an option agreement for 10 additional new Saab 340BPlus aircraft and 12 additional used Saab 340A aircraft.

The Jetlink Agreement provides for the delivery of 12 RJ85 regional jets to Mesaba, at a rate of approximately one aircraft per month, beginning in April 1997.

 5.  Deferred Credits

In order to assist the Company in integrating new aircraft into its fleet, certain manufacturers provide the Company with spare parts or other credits. The Company has deferred these amounts and amortizes them over the terms of the related aircraft leases as a reduction of rent expense. $61 was amortized during the period ended September 30, 1996.

6. Reclassifications

Certain balances in the fiscal 1996 consolidated financial statements have been reclassified to conform with the fiscal 1997 presentation. These reclassifications had no impact on net income or shareholders' equity as previously reported.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Item 2.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (IN THOUSANDS, EXCEPT PER SHARE DATA)

EARNINGS SUMMARY. The Company reported net income of $3,860 or $.30 per share for the three months ended September 30, 1996, compared to $51,857 or $4.71 per share in the same period last year. Earnings in the prior year included a one-time $49,303 nonoperating gain from the spin-off of Airways. Earnings per share without the gain were $.23 including a $.03 per share contribution from AirTran Airways.
Weighted average shares outstanding increased 17.7% from 11,016 to 12,962, due primarily to the issuance of shares to Northwest Aircraft Inc. in lieu of shares of granted Airways as a result of the spin-off of Airways Corporation, Northwest exercising pre-existing warrants, and the exercise of stock options by current and former employees.

OPERATING REVENUES. Total operating revenues decreased 0.6% in the second quarter of fiscal 1997 to $46,675 from $46,980 in the year earlier quarter, which included revenues of AirTran Airways. Mesaba's operating revenues increased 23.7% to $46,675 from $37,729, and revenue passenger miles increased 37.4% to 118,714 from 86,400. Passenger revenue per available seat mile ("RASM") increased 6.0% to $.212 from $.200 in the previous year's second quarter. Mesaba's average load factor was 54.3% in the current quarter compared to 46.6% during the same period a year ago. The improvement in traffic, load factor and RASM are attributable to the inclusion of Mesaba's fares in Northwest's discount fare programs as well as overall increases in passenger demand within the industry.

OPERATING EXPENSES. Total operating expenses decreased 5.2% to $40,175 in the current quarter compared to $42,387 in the prior year's second quarter. The decrease is attributable to the elimination of AirTran Airways' operating expenses. Mesaba's operating expenses increased 19.2% to $40,175 from $33,707. Available seat miles ("ASMs") flown for Mesaba increased 17.8% to 218,472 in the second quarter of
fiscal 1997 from 185,460 in the year earlier quarter.    The increase
in ASMs was primarily accomplished by increasing utilization of the existing Dash 8 and Metro III aircraft and the addition of the Saab 340A aircraft. Mesaba has taken delivery of 10 Saab 340A aircraft this year (six in the current quarter), eight of which were in revenue service at September 30, 1996. Four Metro III aircraft were returned to lessors during the current quarter. A discussion of the changes in Mesaba's operating expense line items follows:

Wages and benefits increased to $12,623 in the second quarter of fiscal 1997 from $11,934 in the second quarter of fiscal 1996. Mesaba's direct labor expenses increased $1,913 or 17.9% from $10,710 in the same period last year. The majority of the increase was attributable to increased wages paid to flight crews due to a 17.2% increase in block hours flown and the addition of flight crews to support the fleet transition program. The remaining increase was due to increased personnel levels and normal wage and benefit increases.

Fuel costs decreased to $4,341 in this year's second quarter compared to $4,914 in last year's second quarter. Mesaba's cost of fuel increased $850, or 24.3%, from $3,491 over the same period last year. The increase is attributable to a 13.4% increase in consumption and a 10.9% increase in fuel costs. The cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon in the current quarter compared to 75.3 cents a year ago. Until October 1995, airlines were exempt from a 4.3 cents per gallon federal tax on aviation fuel. The remaining net decrease in fuel expense is related to the spin-off of AirTran Airways. Certain provisions of the Airlink Agreement with Northwest protects Mesaba from future increases in fuel prices.

Direct maintenance expense, excluding wages and benefits, increased to $6,032 in the second quarter of fiscal 1997 from $5,283 in the second quarter of fiscal 1996. Mesaba's direct maintenance costs increased $1,895 or 45.8% from $4,137. This increase was primarily attributable to the addition of 10 Saab 340A aircraft to the fleet and the transfer of all costs of major overhaul and repairs on the Dash 8 fleet to Mesaba from Northwest. Under the terms of the amended Airlink Agreement, effective January 1, 1996, Mesaba became solely responsible for these costs. Prior to that date, those expenses were paid directly by Northwest. The additional maintenance costs for the Saab 340 and Dash 8 aircraft were partially offset by the lower costs of operating the Metro III aircraft due primarily to the one-time installation costs of FAA mandated TCAS upgrades and other repairs made to the Metro III fleet last year.

Aircraft rents decreased to $7,725 in this year's second quarter compared to $8,224 a year ago. Mesaba's rents increased $225 or 3.0% from $7,500 in the second quarter of fiscal 1996. Mesaba added six Saab 340A aircraft during the quarter increasing the total fleet of Saab aircraft to 10. Mesaba also returned four Metro III aircraft to lessors during the current period. The last Fokker F27 ("F27") aircraft was retired during the second fiscal quarter of 1996.

Total landing fees increased 30.5% to $1,253 in the second quarter of fiscal 1997 compared to $960 for the second quarter of fiscal 1996. Mesaba's landing fees increased $490 or 64.2% from $763 in the year earlier period. The increase is attributable to a 21.5% increase in departures, an increase in the average gross landing weight due to the changing mix of the aircraft in the fleet and an increase in the overall effective landing fee rate.

Insurance and taxes decreased 21.4% to $1,321 in the second quarter of fiscal 1997 compared to $1,681 in the year earlier period. Mesaba's costs increased $63 or 5.0% from $1,258 in the comparable period last year. This is due primarily to an increase in passenger liability insurance due to increased traffic and an increase in property taxes, offset by lower expenses for hull insurance caused by the normal decline in fleet values.

Depreciation and amortization totaled $1,022 in the second quarter of fiscal 1997 down from $1,390 in the second quarter of fiscal 1996. Mesaba's costs decreased $113 or 10.0% from $1,135 in the same period last year. The lower level of depreciation and amortization resulted from elimination of capitalized overhauls as part of the phase out of the F27 fleet. In April 1992, the Company paid a contract rights fee in the form of amended stock purchase warrants to Northwest as a part of the extension of the Airlink Agreement. Contract rights are being amortized on a straight-line basis over the extended term of the Airlink Agreement through March 31, 1997.

Administrative and other costs amounted to $5,858 in the current quarter, down from $8,001 in the second quarter of fiscal 1996. Mesaba's administrative and other costs increased $1,209 or 26.0% in the current period from $4,649 in the same period last year. This increase is primarily attributable to higher crew related expenses associated with increased flying and training to support the fleet transition program and increased airport and passenger related expenses due to an increase in traffic and the number of cities served, offset by lower legal and other fees incurred in the prior year associated with the spin-off of Airways.

OPERATING INCOME. Operating income totaled $6,500 in the current period, an increase of 41.5% from $4,593 a year ago. Mesaba's operating income increased $2,478 or 61.6% from $4,022. Mesaba's operating margin increased to 13.9% from 10.7% in the prior year's second quarter.

NONOPERATING INCOME. Nonoperating income decreased to $169 in the current quarter from $49,596 in the prior year's second quarter as a result of a $49,303 nontaxable gain on the spin-off of Airways and lower interest income. During the current year the Company began investing in tax-free securities which lowers overall interest income but effectively maximizes the after-tax yield on its idle cash.

PROVISION FOR INCOME TAXES.  The Company's effective tax rate was
42.1% in the second quarter of fiscal 1997 and 47.7% in fiscal 1996 net of the $49,303 nontaxable gain reflecting lower levels of nondeductible expenses in the current period.

A quarter-to-quarter comparison of operating costs per available seat mile and operating statistics is shown in the following tables. These previous period figures do not include the activity of Airways.

                                              Three months ended
                                                September 30,
                                          -----------------------

Operating Costs Per Available Seat            1996           1995
-----------------------------------------------------------------------
Mile
Labor and related costs                        5.8 Cents      5.8 Cents
Aircraft fuel costs                            2.0            1.9
Aircraft maintenance costs                     2.8            2.2
Aircraft rents                                 3.5            4.0
Landing fees                                   0.6            0.4
Insurance and taxes                            0.6            0.7
Depreciation and amortization                  0.5            0.6
Administrative and other costs                 2.6            2.6
                                            ------------     ----------
Total                                         18.4 Cents     18.2 Cents


                                              Three months ended
                                                 September 30,
                                         -----------------------------
Operating statistics                          1996          1995
----------------------------------------------------------------------
Revenue passengers carried                 525,700       396,000
Revenue passenger miles (000)              118,714        86,400
Available seat miles (000)                 218,472       185,460
Passenger load factor                         54.3%         46.6%
Passenger revenue per available seat          21.2 CENTS    20.0 CENTS
mile
Yield per revenue passenger mile              38.9 CENTS    43.0 CENTS
Departures                                  38,033        31,293
Aircraft in service                             56            51

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (IN THOUSANDS EXCEPT PER SHARE DATA)

EARNINGS SUMMARY. The Company reported net income of $6,861 or $.53 per share for the six months ended September 30, 1996, compared to $53,265 or $5.06 per share in the same period of fiscal 1996. Earnings in the prior year included a one-time $49,303 nonoperating gain from the spin-off of Airways. Earnings per share without the gain were $.38 including a $.03 per share contribution from Airtran Airways. Weighted average shares outstanding increased 23.3% from 10,519 to 12,970, due primarily to the issuance of shares to Northwest Aircraft Inc. in lieu of shares of Airways granted as a result of the spin-off of Airways Corporation, Northwest exercising pre-existing warrants, and the exercise of stock options by current and former employees.

OPERATING REVENUES. Total operating revenues decreased 2.8% in the first half of fiscal 1997 to $89,096 from $91,627 in the year earlier period, which included revenues of AirTran Airways. Mesaba's operating revenues increased 22.1% from $72,962, and revenue passenger miles increased 33.5% to 222,926 from 166,958. RASM increased 7.0% to $.213 from $.199 in the previous year's first half. Mesaba's average load factor was 53.9% in the current period compared to 46.4% during the same period a year ago. The improvement in traffic, load factor and RASM are attributable to the inclusion of Mesaba's fares in Northwest's discount fare programs as well as overall increases in passenger demand within the industry.

OPERATING EXPENSES. Total operating expenses decreased 8.4% to $77,527 in the current period compared to $84,658 in the prior year's first half. The decrease is attributable to the elimination of AirTran Airways' operating expenses. Mesaba's operating expenses
increased 17.1% to $77,527 from $66,185.   Available seat miles flown
for Mesaba increased 14.8% to 413,490 in the first half of fiscal 1997
from 360,181 in the year earlier period.    The increase in ASMs was
primarily accomplished by increasing utilization of the existing Dash 8 and Metro III aircraft. Additionally, Mesaba took delivery of 10 Saab 340A aircraft during the current period, eight of which were in revenue service at September 30, 1996. Also, four Metro III aircraft
were returned to lessors during the current period.   A discussion of
the changes in Mesaba's operating expense line items follows:

Wages and benefits increased to $24,521 in the first half of fiscal 1997 from $24,506 in the first half of fiscal 1996. Mesaba's direct labor expenses increased $3,064 or 14.3% from $21,457 in the same period last year. The majority of the increase was attributable to increased wages paid to flight crews due to a 15.4% increase in block hours flown and the addition of flight crew personnel to support the fleet transition program. The remaining increase was due to increased personnel levels and normal wage and benefit increases.

Fuel costs decreased to $8,257 in this year's first half compared to $9,637 in last year's first half. Mesaba's cost of fuel increased $1,522, or 22.6%, from $6,735 over the same period last year. The increase is attributable to a 11.7% increase in consumption and a 10.9% increase in fuel costs. The cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon in the current half compared to 75 cents a year ago. Until October 1995, airlines were exempt from a 4.3 cents per gallon federal tax on aviation fuel. The remaining net decrease in fuel expense is related to the elimination of AirTran Airways. Certain provisions of the Airlink Agreement with Northwest protects Mesaba from future increases in fuel prices.

Direct maintenance expense, excluding wages and benefits, increased to $11,389 in the first half of fiscal 1997 from $9,386 in the first half of fiscal 1996. Mesaba's direct maintenance expense increased $4,198 or 58.4% from $7,191. This increase was primarily attributable to the addition of 10 Saab 340A aircraft to the fleet and the transfer of all costs of major overhaul and repairs on the Dash 8 fleet to Mesaba from Northwest. Under the terms of the amended Airlink Agreement, effective January 1, 1996, Mesaba became solely responsible for these costs. Prior to that date, those expenses were paid directly by Northwest.

Aircraft rents decreased to $15,151 in this year's first half compared to $16,503 a year ago. Mesaba's rents increased $150 or 1.0% from $15,001 in the first half of fiscal 1996. Mesaba added 10 Saab 340A aircraft during the period and returned four Metro III's aircraft to lessors. The last F27 aircraft was retired during the first fiscal half of 1996.

Total landing fees increased 8.1% to $2,382 in the first half of fiscal 1997 compared to $2,203 for the first half of fiscal 1996. Mesaba's landing fees increased $639 or 36.7% from $1,743 in the year earlier period. The increase is attributable to a 19.5% increase in departures and an increase in the overall effective landing fee rate.

Insurance and taxes decreased 28.5% to $2,493 in the first half of fiscal 1997 compared to $3,486 in the year earlier period. Mesaba's costs increased $18 or 0.7% from $2,475 in the comparable period last year. This is due primarily to an increase in passenger liability insurance due to increased traffic and an increase in property taxes, offset by lower expenses for hull insurance caused by the normal decline in fleet values.

Depreciation and amortization totaled $2,002 in the first half of fiscal 1997 down from $2,859 in the first half of fiscal 1996. Mesaba's costs decreased $247 or 11.0% from $2,249 in the same period last year. The lower level of depreciation and amortization resulted from the elimination of capitalized overhauls as part of the phase out of the F27 fleet. In April 1992, the Company paid a contract rights fee in the form of amended stock purchase warrants to Northwest as a part of the extension of the Airlink Agreement. Contract rights are being amortized on a straight-line basis over the extended term of the Airlink Agreement through March 31, 1997.

Administrative and other costs amounted to $11,332 in the current period, down from $16,078 in the first half of fiscal 1996. Mesaba's administrative costs increased $2,481 or 28.0% in the current period from $8,851 in the same period last year. This increase is primarily attributable to higher crew related expenses associated with increased flying , training to support the fleet transition program and increased airport and passenger related expenses due to an increase in traffic and the number of cities served but was offset by lower legal and professional fees associated with the spin-off of Airways.

OPERATING INCOME. Operating income totaled $11,569 in the current period, an increase of 66.0% from $6,969 a year ago. Mesaba's operating margin increased to 13.0% from 10.1% in the prior year's first half.

NONOPERATING INCOME. Nonoperating income decreased to $282 in the current half from $49,953 in the prior year's first half as a result of the $49,303 one time gain on the spin-off of Airways and lower interest income. During the current period the Company began investing in tax-free securities which lowers overall interest income but effectively maximizes the after-tax yield on its idle cash.

PROVISION FOR INCOME TAXES.  The Company's effective tax rate was
42.1% in the first half of fiscal 1996 and 48.0% in fiscal 1996 reflecting lower levels of nondeductible expenses in the current period.

A six month to six month comparison of operating costs per available seat mile is shown in the following table. These figures do not include the activity of Airways.


                                           Six months ended
                                            September 30,
                                          -----------------------------
Operating Costs Per Available Seat            1996           1995
-----------------------------------------------------------------------
Mile
Wages and benefits                             5.9 CENTS      6.0 CENTS
Aircraft fuel                                  2.0            1.9
Aircraft maintenance                           2.8            2.0
Aircraft rents                                 3.7            4.2
Landing fees                                   0.6            0.5
Insurance and taxes                            0.6            0.7
Depreciation and amortization                  0.5            0.6
Administrative and other costs                 2.6            2.5
                                              ----------     ----------
Total                                         18.7 CENTS     18.4 CENTS

                                          Six months ended
                                            September 30,
                                          -----------------------------
Operating statistics                          1996          1995
-----------------------------------------------------------------------
Revenue passengers carried                 996,000       764,000
Revenue passenger miles (000)              222,926       166,958
Available seat miles (000)                 413,490       360,181
Passenger load factor                         53.9%         46.4%
Passenger revenue per available seat          21.3 CENTS    19.9 CENTS
mile
Yield per revenue passenger mile              39.5 CENTS    43.0 CENTS
Departures                                  72,143        60,381
Aircraft in service                             55            52

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $33,751 with a current ratio of 2.2 at September 30, 1996 compared to $27,142 and 2.6 at March 31, 1996. Cash and short-term investments increased by $17,280 to $46,708 at September 30, 1996. Net cash flows provided by operating activities totaled $18,761 in the first half of 1997 compared to $11,311 in the first half of fiscal 1996. Net cash flows used for investing activities amounted to $1,413 during the six months ended September 30, 1996 compared to 3,430 in the year earlier period. Net cash flows used for financing activities through September 30, 1996 totaled $68 compared to $13,973 in the same period last year.

Long-term obligations, net of current maturities, totaled $5,409 at September 30, 1996 compared to $5,654 at March 31, 1996. The ratio of long-term debt to shareholders' equity decreased to .13 at September 30, 1996 from .16 at March 31, 1996.

The Company took delivery of 10 used Saab 340A aircraft during the period ended September 30, 1996. The Company has agreed to acquire a total of 30 new Saab 340BPlus and 20 used Saab 340A aircraft. These aircraft are scheduled for delivery at a rate of approximately two per month over the next two years. The Company also has options to acquire an additional 12 used Saab 340A and 10 new Saab 340BPlus aircraft. The Company has also negotiated a financing agreement with the airframe manufacturer whereby operating lease financing for both the new and used aircraft are committed to the Company on competitive rates and terms. The Company has assigned its rights to the Saab financing agreement to Northwest, and all currently operated Saab 340 aircraft are subleased from Northwest. The Company expects to sublease a substantial number of the future Saab 340 aircraft from Northwest.

On October 25, 1996, the Company signed an agreement with Northwest to fly 12 RJ85 regional jets under a new Northwest Jetlink agreement.
The Company will lease the aircraft from Northwest who ordered 12 aircraft from Aero International (Regional) along with options for an additional 24 aircraft. The Company will begin taking delivery of the RJ85's in April 1997 at a rate of approximately one per month.

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

                                    Part II.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company filed with the Securities and Exchange Commission a definitive Proxy statement dated July 22, 1996 in connection with its annual meeting of shareholders held on August 28, 1996. All three persons nominated by management for election as Class Two directors, as discussed in the definitive proxy statement, were elected. Shareholders also approved the Company's 1996 Director Stock Option Plan. Shareholders cast 11,321,172 votes in favor of the Plan, 382,888 votes against the Plan, and 75,034 abstentions. There were no broker nonvotes. In addition, shareholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending March 31, 1997. Shareholders cast 12,087,114 votes in favor of the ratification, 10,972 votes against the ratification, and 37,878 abstentions. There were no broker nonvotes.


Item 5.   Other Information

Regional Jet Services Agreement

     The Company, Mesaba and Northwest entered into an agreement, dated October 25, 1996 (the "Jetlink Agreement"), under which Mesaba is to operate 12 RJ85 regional jets for Northwest. The aircraft, which will be configured in a 69 seat, two class cabin, will be leased or subleased by Mesaba from Northwest. Mesaba anticipates that deliveries of the jet aircraft will begin in April 1997, at a rate of approximately one aircraft per month. The aircraft will be operated as Northwest Jetlink from the Minneapolis/Saint Paul and Detroit hubs according to routes and schedules determined by Northwest. All flights will be designated as Northwest flights using Northwest's designator code.

     Under the Jetlink Agreement, Mesaba will be responsible for providing all flight and cabin crews, dispatch control, aircraft maintenance and repair services and hull and passenger liability insurance. Northwest will provide passenger and gate check-in, aircraft loading and unloading, ticketing, ramp services and fuel and fueling services, or will compensate Mesaba for providing such services.

     In consideration of entering into the Jetlink Agreement, the Company issued a warrant to Northwest on October 25, 1996, for the purchase of 615,000 shares of the Company's common stock at an initial exercise price of $10.875 per share, the closing price of such stock on the NASDAQ National Market System on the date the warrant was issued. The warrant will become exercisable in installments cumulatively with respect to 1/12th of the shares on each date on which the first 12 aircraft enter service under the Jetlink Agreement. The warrant expires at 5:00 p.m. Minneapolis time, on October 25, 2006, unless terminated earlier. The warrant will terminate (i) immediately upon the termination of the Jetlink Agreement, if the Jetlink Agreement is terminated by Northwest or (ii) 30 days after Northwest's receipt of notice from the Company of the Company's termination of the Jetlink Agreement, if the Jetlink Agreement is terminated as the result of such notice. The number of shares subject to purchase under the warrant, and the purchase price, are subject to customary antidilution provisions.

     The Jetlink Agreement continues in effect until October 25, 2006, unless terminated earlier in accordance with its provisions. The Jetlink Agreement may be terminated immediately by Mesaba or Northwest in the event that the other party is the subject of a bankruptcy proceeding or is divested of a substantial part of its assets. In the event of a breach of a nonmonetary provision of the Jetlink Agreement which remains uncured for a period of more than 30 days after receipt of written notification of such default, or the breach of a monetary provision which remains uncured for a period of more than 10 days after receipt of written notification of such default, the nondefaulting party may terminate the agreement. Northwest may terminate the Jetlink Agreement as of the sixth anniversary of the effective date of the first jet aircraft lease if Northwest gives a termination notice to Mesaba not less than 180 days nor more than 365 days prior to such sixth anniversary. Northwest may also terminate the Jetlink Agreement in the event of certain lease and other performance defaults, change in control events, revocation or failure to obtain DOT certification, or failure to elect a chief executive officer of Mesaba Holdings and Mesaba reasonably acceptable to Northwest.

Item 6.   Exhibits and Reports on Form 8-K

     a)  Exhibits

          4A.  Common Stock Purchase Warrant dated October 25, 1996
          issued to                       Northwest Airlines, Inc.

          10A.  Regional Jet Services Agreement between Mesaba
          Holdings, Inc. and                     Northwest Airlines,
          Inc., dated October 25, 1996 (certain portions of this document have been deleted pursuant to an application for
          confidential                  treatment under Rule 24b-2).

     b) Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MESABA HOLDINGS, INC.

Date:     November 14, 1996        BY:  /s/ Robert H. Cooper
                                      ----------------------
                                      Robert H. Cooper
                                      Director of Finance
                                      (Principal Financial Officer)

                                        /s/ Jon R. Meyer
                                      ----------------------
                                      Jon R. Meyer
                                      Controller
                                      (Principal Accounting Officer)

                             EXHIBIT INDEX

                                                                    MANUALLY
                                                                  NUMBERED PAGE
EXHIBIT NO.                   EXHIBIT                              REFERENCES
-----------    ----------------------------------------------------------------

4A.            Common Stock Purchase Warrant dated October
               25, 1996 issued to Northwest Airlines, Inc.

10A. Regional Jet Services Agreement between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc., date October 25, 1996 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2