Form 10-Q
period 1996-12-31
MESABA HOLDINGS INC
filed 1997-02-12
CIK 835768

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

     {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended December 31, 1996

                                  OR

     { }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                            Yes   X     No
                                 ----      ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class               Outstanding as of February 11, 1997
        -----               -----------------------------------
     Common Stock
     par value $.01 per share                12,783,046

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

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                      MESABA HOLDINGS, INC.
                   CONSOLIDATED BALANCE SHEETS
             (in thousands, except share information)

                              ASSETS

                                           December 31,   March 31,
                                               1996          1996
                                           ------------   ---------
                                            (Unaudited)
CURRENT ASSETS:
  Cash and short-term investments            $ 45,942     $ 29,428
  Accounts receivable, net                      9,374        9,254
  Inventories                                   3,392        1,666
  Prepaid expenses and deposits                 4,319        2,774
  Deferred income taxes                         1,390        1,343
                                             --------     --------
     Total current assets                      64,417       44,465
                                             --------     --------

PROPERTY AND EQUIPMENT:
  Facilities under capital lease                9,147        9,147
  Flight equipment                             16,434       10,439
  Other property and equipment                 11,423        9,644
  Accumulated depreciation and amortization  (19,159)     (16,842)
                                             --------     --------
     Net property and equipment                17,845       12,388

DEFERRED INCOME TAXES                             295          312

OTHER ASSETS AND DEFERRED COSTS                15,133        1,039
                                             --------     --------
                                             $ 97,690     $ 58,204
                                             ========     ========





The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                      MESABA HOLDINGS, INC.
             CONSOLIDATED BALANCE SHEETS (Continued)
             (in thousands, except share information)

               LIABILITIES AND SHAREHOLDERS' EQUITY

                                             December 31, March 31,
                                                1996         1996
                                             ----------   ----------
                                             (Unaudited)

CURRENT LIABILITIES:
Current maturities of capital lease
obligations                                  $    419     $    399
  Accounts payable                             12,584        7,323
  Accrued liabilities
     Payroll                                    5,323        3,871
     Maintenance                                4,483        3,341
     Other                                      4,493        2,389
     Total current liabilities                 27,302       17,323
                                             --------       --------
LONG-TERM OBLIGATIONS, net of current           5,302        5,654
maturities

OTHER LIABILITIES AND DEFERRED CREDITS         17,495          812

SHAREHOLDERS' EQUITY:
Common stock,  $.01 par value;  15,000,000
shares authorized, 12,769,796 and
12,744,046 shares issued and outstanding          128          127
Paid-in capital                                40,034       39,822
Warrants                                        3,100            -
Retained earnings (deficit)                     4,329      (5,534)
                                             --------      -------
     Total shareholders' equity                47,591       34,415
                                             --------      -------
                                             $ 97,690     $ 58,204
                                             ========     ========





The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                        MESABA HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
             (in thousands, except per share information)

                             Three Months ended     Nine Months ended
                                December 31,          December 31,
                              1996        1995      1996       1995
                             ------      ------    ------     ------
OPERATING REVENUES:
Passenger                     $47,404    $37,044   $135,564   $126,078
Other                             643        510      1,579      3,103
                              -------    -------   --------   --------
 Total operating revenues      48,047     37,554    137,143    129,181

OPERATING EXPENSES:
Wages and benefits             12,489     11,195     37,010     35,701
Aircraft fuel                   4,656      3,723     12,913     13,360
Aircraft maintenance            6,866      4,393     18,255     13,779
Aircraft rents                  8,033      7,461     23,184     23,965
Landing fees                    1,213      1,110      3,595      3,310
Insurance and taxes             1,386      1,250      3,879      4,734
Depreciation and                1,124      1,021      3,126      3,879
amortization
Administrative and other        7,379      4,581     18,711     20,665
                              -------    -------    -------    -------
  Total operating expenses     43,146     34,734    120,673    119,393


  Operating income              4,901      2,820     16,470      9,788

NONOPERATING INCOME(EXPENSE):
Interest income                   395        349        927      1,243
Other, net                       (128)       (89)      (378)    48,971
                              --------   --------   --------   -------
  Other income, net               267        260        549     50,214

  Income before income taxes    5,168      3,080     17,019     60,002


PROVISION FOR INCOME TAXES      2,167      1,439      7,157      5,096
                              -------    -------    -------    -------
NET INCOME                    $ 3,001    $ 1,641    $ 9,862    $54,906
                              =======    =======    =======    =======

NET INCOME PER SHARE          $  0.24    $  0.13    $  0.76    $  4.87
                              =======    =======    =======    =======

WEIGHTED AVERAGE SHARES
OUTSTANDING                    12,770     12,765     12,903     11,267
                              =======    =======    =======    =======



The accompanying notes to interim consolidated financial statements are an integral part of these financial statements.

                       MESABA HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, in thousands)

                                                 Nine Months ended
                                                    December 31,
                                                  1996        1995
                                                ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                      $   9,862   $  54,906
Adjustments to reconcile net income to net cash
provided by operating activities:
     Gain on distribution of Subsidiary                 -    (49,303)
     Depreciation and amortization                  3,126       3,879
     Accrued maintenance, long term                 (917)       (199)
     Deferred Income tax provision                   (30)       (202)
Changes in current operating items:
     Accounts receivable, net                       (120)     (1,533)
     Income tax payable                               964       1,834
     Inventories                                  (1,726)       (267)
     Advance payments and deposits                (1,545)     (2,427)
     Accounts payable                               5,559       6,705
     Other accrued liabilities                      3,736       1,529
                                                ---------   ---------
Net cash provided by operating activities          18,909      14,922

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment           (2,271)     (3,657)
     Other, net                                       (4)        (12)
                                                ---------   ---------
Net cash used for investing activities            (2,275)     (3,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                         213       8,124
     Distribution of Subsidiary, (net)                  -    (21,372)
     Repayment of long-term obligations             (333)       (225)
     Payment of cash dividend                           -       (520)
                                                ---------   ---------
Net cash used for financing activities              (120)    (13,993)

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
INVESTMENTS                                        16,514     (2,740)

CASH AND SHORT-TERM INVESTMENTS:
     Beginning of period                           29,428      30,616
                                                ---------   ---------
     End of period                              $  45,942   $  27,876
                                                =========   =========

SUPPLEMENTARY CASH FLOW INFORMATION:
     Cash paid during the period for:
     Interest                                   $     367   $     389
                                                =========   =========
     Income taxes                               $   5,101   $   3,360
                                                =========   =========
Noncash investing activities for the nine months ended
  December 31, 1996 included the following:
     Rotable and spare parts inventory acquired
with integration funds                          $   5,841   $      -
                                                =========   =========

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                        MESABA HOLDINGS,  INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Mesaba Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the year ended March 31, 1996, and the notes thereto, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2. AGREEMENTS WITH NORTHWEST

Mesaba is a regional air carrier providing scheduled passenger and air freight service to 64 cities in the Upper Midwest and Canada. Effective December 1, 1984, Mesaba began operating as Mesaba/Northwest Airlink ("Airlink") under a cooperative marketing agreement with Northwest Airlines, Inc. ("Northwest"). On September 15, 1988, the agreement was restated as the Airline Services Agreement and modified effective December 10, 1988 to add Airlink service for Northwest's hub airport in Detroit, Michigan. Mesaba and Northwest subsequently amended the Airline Services Agreement effective April 1, 1992 and January 1, 1996 (as amended, the "Airlink Agreement") to provide, among other things, a five-year extension to March 31, 1997, exclusive rights to designated service areas and support in acquiring new aircraft and equipment. Either party may terminate the agreement on eight months' notice any time after July 31, 1996.

Mesaba, through the Airlink Agreement and other agreements, receives ticketing and certain check-in, baggage and freight handling services from Northwest at certain airports. In addition, Mesaba receives its computerized reservation services from Northwest. Northwest also performs all marketing schedules and yield management and pricing services for Mesaba's flights. Approximately 74% of Mesaba's passengers connected with Northwest during the nine months ended December 31, 1996. Substantially all accounts receivable balances in the accompanying balance sheets are due from Northwest. Loss of Mesaba's affiliation with Northwest or Northwest's failure to make timely payments of amounts owed to Mesaba or to otherwise materially perform under the Airlink Agreement for any reason would have a material adverse effect on the Company's operations and financial position.

The Company, Mesaba and Northwest entered into a Regional Jet Services Agreement, dated October 25, 1996 (the "Jet Agreement"), under which Mesaba expects to operate 12 Avro/AI(R) RJ85 ("RJ85") regional jets for Northwest. The aircraft will be leased or subleased from Northwest and will be operated as Northwest Airlink from the Minneapolis/Saint Paul and Detroit hubs according to routes and schedules determined by Northwest. Jet service is expected to begin on June 1, 1997.

3. EARNINGS PER SHARE

Net income per share has been computed based upon the weighted average number of common and common equivalent shares outstanding during each period. The equivalent shares include all shares issuable upon the exercise of stock options.

4.  AIRCRAFT ADDITIONS

On March 7, 1996, Mesaba entered into a preliminary agreement with Saab Aircraft of America, Inc. ("Saab") for the acquisition of 30 new Saab 340BPlus aircraft and 20 used Saab 340A aircraft. Twelve Saab 340A and six Saab 340BPlus aircraft have been delivered during the nine months ended December 31, 1996 and the balance of these aircraft are expected to be phased into service over the next eighteen months to replace Mesaba's existing fleet of 25 deHavilland Dash 8 ("Dash 8") and 15 Fairchild Metro III ("Metro III") aircraft. The Company also entered into an option agreement for 10 additional new Saab 340BPlus aircraft and 12 additional used Saab 340A aircraft.

The Jet Agreement provides for the delivery of 12 RJ85 regional jets to Mesaba, at a rate of approximately one aircraft per month, beginning in April 1997.

On January 29, 1997, Mesaba entered into a preliminary agreement with Saab for the lease of four used Saab 340B aircraft. If approved by the Board of Directors of Mesaba and Saab, the aircraft will be delivered in May 1997 and financed with short term operating leases.

 5.  DEFERRED CREDITS

In order to assist the Company in integrating new aircraft into its fleet, certain manufacturers provide the Company with spare parts or other credits. The Company has deferred these amounts and amortizes them over the terms of the related aircraft leases as a reduction of rent expense. Amortization expense of $162 was recorded during the nine months ended December 31, 1996.

6. RECLASSIFICATIONS

Certain balances in the fiscal 1996 consolidated financial statements have been reclassified to conform with the fiscal 1997 presentation. These reclassifications had no impact on net income or shareholders' equity as previously reported.

MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
CONDITION

Item 2.

RESULTS OF OPERATIONS FOR THE THREE MONTH'S ENDED DECEMBER 31, 1996 AND 1995 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

EARNINGS SUMMARY. The Company reported net income of $3,001 or $0.24 per share for the three months ended December 31, 1996, compared to net income of $1,641 or $0.13 per share in the same period of fiscal 1996. Weighted average shares outstanding increased to 12,770 from 12,765, primarily as a result of the exercise of stock options by current and former employees.

OPERATING REVENUES. Total operating revenues increased 27.9% to $48,047 from $37,554 in the third quarter of fiscal 1997, and revenue passenger miles increased 28.8% to 112,403 from 87,249. Passenger revenue per available seat mile ("RASM") increased 6.0% to $0.212 from $0.200 in the previous years third quarter. Mesaba's average load factor increased 3.1 points to 50.2% in the current quarter compared to 47.1% during the same period a year ago. The improvement in traffic, load factor and RASM are attributable to the inclusion of Mesaba's fares in Northwest Airlines discount fare programs as well as overall increases in passenger demand within the industry.

OPERATING EXPENSES. Total operating expenses increased 24.2% to $43,146 in the third quarter of fiscal 1997, compared to $34,734 in the prior year's third quarter. Mesaba's available seat miles ("ASMs") flown increased 20.8% to 223,707 in the third quarter of fiscal 1997 from 185,165 in the prior year's third quarter. The increase in ASMs was primarily accomplished by increasing utilization of the existing Dash 8 and Metro III aircraft and the addition of the Saab 340A and 340BPlus aircraft. Mesaba has taken delivery of 12 Saab 340A and six 340BPlus aircraft this year (eight in the current quarter), 17 of which were in revenue service at December 31, 1996. Eleven Metro III aircraft have been returned to lessors (seven in current quarter). A discussion of the changes in Mesaba's operating expense line items follows:

Wages and benefits increased 11.6% to $12,489 in the third quarter of fiscal 1997 from $11,195 in the third quarter of fiscal 1996. The majority of the increase is a result of higher cost of flight crews due to a 14.8% increase in block hours and the addition of flight crews to support the Saab fleet transition program. Mesaba also experienced an increase in wage and benefit costs paid to support
personnel due to a 12% increase in scheduled operations.   The
remaining increase was due to normal escalation in base wage and benefit levels.

Fuel costs increased $933, or 25.1% to $4,656 in this year's third
quarter, compared to $3,723 in last year's third quarter.   The
increase is attributable to a 20.5% increase in consumption and a 4.4% increase in fuel costs. The cost of fuel, including pumping fees, was
83.5 cents per gallon in the current quarter compared to 80.0 cents a year ago. Certain provisions of the Airlink Agreement with Northwest protects Mesaba from future increases in fuel prices.
Direct maintenance expense, excluding wages and benefits, increased $2,473 or 56.3% to $6,866 from $4,393 in the third quarter of fiscal 1997. This increase was primarily attributable to the addition of 12 Saab 340A and six Saab 340BPlus aircraft to the fleet and the transfer of all costs of major overhauls and repairs on the Dash 8 fleet to Mesaba from Northwest. Under the terms of the amended Airlink Agreement, effective January 1, 1996, Mesaba became solely responsible for these direct maintenance costs. Prior to that date, those expenses were paid directly by Northwest. The additional maintenance costs for the Saab 340 and Dash 8 aircraft were partially offset by lower operating costs related to Metro III aircraft resulting from the return of 11 aircraft to lessors.

Aircraft rents increased $572 or 7.7% to $8,033 in this year's third quarter compared to $7,461 a year ago. Mesaba added six Saab
340BPlus and two Saab 340A aircraft during the quarter increasing the fleet of Saab aircraft to 18. Eleven Metro III aircraft have been returned to lessors (seven in current quarter).

Total landing fees increased $103 or 9.3% to $1,213 from $1,110 in the third quarter of fiscal 1997. The increase is attributable to an increase in departures, an increase in the average gross landing weight due to changing mix of aircraft in the fleet, offset by a slight decrease in the overall effective landing fee rate.

Insurance and taxes increased $136 or 10.9% to $1,386 from $1,250 for the third quarter of fiscal 1997. This is due to an increase in passenger liability insurance associated with increased passenger volume and an increase in hull liability insurance and property taxes caused by increasing fleet values associated with the Saab aircraft replacing the Metro III aircraft.

Depreciation and amortization increased $103 or 10.1% to $1,124 to $1,021 in the third quarter of fiscal 1997. The higher levels of depreciation and amortization resulted from the acquisition of spare parts to support the Saab fleet. Generally, acquisition of spare parts for the Saab fleet are non-cash expenditures funded by credits issued by the aircraft manufacturer. Mesaba also increased capital spending to improve or replace aging ground service equipment and computer hardware. In April 1992, Mesaba paid a contract rights fee in the form of amended stock purchase warrants to Northwest as part of the extension of the Airlink Agreement. These contract rights are being amortized on a straight-line basis over the extended term of the Airlink Agreement through March 31, 1997. In October 1996, Mesaba paid a contract rights fee in the form of a stock purchase warrant to Northwest as part of the Jet Agreement. These contract rights are being amortized on a straight-line basis over the minimum term of the agreement through October 31, 2002.

Administrative and other costs increased $2,798 or 61.1% to $7,379 from $4,581 in the third quarter of fiscal 1997. This increase is primarily attributable to higher passenger and airport related expenses due to increases in traffic and the number of cities served and substantially higher expenses for deicing aircraft and related passenger interrupted trip expenses associated with inclement weather. Additionally, crew related expenses were higher due to increased flying and training to support the Saab fleet transition program.

OPERATING INCOME. Operating income totaled $4,901 in the current period compared to $2,820 a year ago. The Company's operating margin increased to 10.2% from 7.5% in the prior year's third quarter.

NONOPERATING INCOME. Nonoperating income increased to $267 in the current quarter from $260 in the prior year's third quarter. The increase reflects additional interest income due to higher levels of invested cash.

PROVISION FOR INCOME TAXES.  The Company's effective tax rate was
41.9% in the third quarter of fiscal 1997 and 46.7% in 1996 reflecting lower levels of nondeductible expenses in the current period.

A quarter-to-quarter comparison of operating costs per available seat mile for the three months ended December 31, 1996 and 1995 is shown in the following tables.

                                         Three months ended December 31,
Operating Costs Per Available Seat Mile       1996           1995
-----------------------------------------------------------------------
Wages and benefits                             5.6 CENTS      6.1 CENTS
Aircraft fuel                                  2.1            2.0
Aircraft maintenance                           3.1            2.4
Aircraft rents                                 3.6            4.0
Landing fees                                    .5             .6
Insurance and taxes                             .6             .7
Depreciation and amortization                   .5             .5
Administrative and other                       3.3            2.5
                                           -------        -------
Total                                        19.3 CENTS      18.8 CENTS

                                     Three months ended December 31,
Operating statistics                          1996          1995
-----------------------------------------------------------------------
Revenue passengers carried                 487,000       397,000
Revenue passenger miles (000)              112,403        87,249
Available seat miles (000)                 223,707       185,165
Passenger load factor                         50.2%         47.1%
Passenger revenue per available seat mile   $0.212        $0.200
Departures                                  36,819        31,466
Aircraft in service (at December 31,1996)       58            53

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

EARNINGS SUMMARY. The Company reported net income of $9,862 or $.76 per share for the nine months ended December 31, 1996, compared to $54,906 or $4.87 per share for the same period of fiscal 1996. Earnings in the prior year included a one-time $49,303 nonoperating gain from the spin-off of Airways. Earnings per share without the gain were $.50 including a $.03 per share contribution from Airways. Weighted average shares outstanding increased from 11,267 to 12,903, due primarily to the issuance of shares to Northwest Aircraft Inc. in lieu of shares of Airways granted as a result of the spin-off of Airways Corporation, Northwest exercising pre-existing warrants, and the exercise of stock options by current and former employees.

OPERATING REVENUES. Total operating revenues rose 6.2% to $137,143 in the first nine months of fiscal 1997 from $129,181 in the year earlier period which included revenues of AirTran Airways. Mesaba's operating revenue increased 24.0% from $110,570, and revenue passenger miles increased 31.9% to 335,329 from 254,208. RASM increased 6.9% to
$0.213 from $0.199 in the same period in fiscal 1996.   Mesaba's
average load factor was 52.6% for the nine months ended December 31, 1996 compared to 46.6% in the same period a year ago. The improvement in traffic, load factor and RASM are attributable to the inclusion of Mesaba's fares in Northwest discount fare programs as well as overall increases in passenger demand within the industry.

OPERATING EXPENSES. Total operating expenses increased 1.1% to $120,673 from $119,393 in the first nine months of fiscal 1997. Mesaba's operating expenses rose 19.5% for the nine months ended December 31, 1996 from $100,973 for the same period in fiscal 1996. Available seat miles increased 16.8% to 637,197 from 545,347. The increase in ASMs was primarily accomplished by increasing utilization of the existing Dash 8 and Metro III aircraft and the addition of the Saab 340A and 340BPlus aircraft. Mesaba has taken delivery of 12 Saab 340A and six 340BPlus aircraft this year, 17 of which were in revenue service at December 31, 1996. Eleven Metro III aircraft have been returned to lessors. A discussion of the changes in Mesaba's operating expense line items follows:

Wages and benefits increased to $37,010 in the first nine months of fiscal 1997 from $35,701 in the first nine months of fiscal 1996. Mesaba's labor costs increased $4,358 or 13.3% from $32,652 during the same period last year. The majority of the increase is a result of the higher cost of flight crews due to a 15.2% increase in block hours flown and the addition of flight crews to support the Saab fleet transition program. Mesaba also experienced an increase in wage and benefit costs of support personnel due to increased scheduled operations. The remaining increase was due to normal escalation in base wage and benefit levels.

Fuel costs decreased 3.3% to $12,913 in this year's first nine months compared to $13,360 in the same period last year. Mesaba's cost of fuel increased $2,454 or 23.5%, from $10,459 over the same period last year. The increase is attributable to a 15.9% increase in consumption and a 9.3% increase in fuel cost per gallon. The cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon in the first nine months of fiscal 1997 compared to 76.4 cents per gallon in fiscal 1996. Until October 1995, airlines were exempt from a 4.3 cents per gallon federal tax on aviation fuel. Certain provisions of the Airlink Agreement with Northwest protect Mesaba from future increases in fuel prices.

Direct maintenance expense, excluding labor and related costs, increased to $18,255 in the first nine months of fiscal 1997 from $13,779 in the first nine months of fiscal 1996. Mesaba's direct maintenance costs increased $6,671 or 57.6% from $11,584. This increase was primarily attributable to the addition of 12 Saab 340A and six Saab 340BPlus aircraft to the fleet and the transfer of all costs of major overhauls and repairs on the Dash 8 fleet to Mesaba from Northwest. Under the terms of the amended Airlink Agreement effective January 1, 1996, Mesaba became solely responsible for these direct maintenance costs. Prior to that date those expenses were paid directly by Northwest.

Aircraft rents decreased to $23,184 in the first nine months of fiscal 1997 from $23,965 for the same period last year. Mesaba's rents increased $722 or 3.2% from $22,462 for the first nine months of fiscal 1997. Mesaba added 12 Saab 340A and six Saab 340BPlus aircraft during the period and returned 11 Metro III aircraft to lessors.

Total landing fees increased $285 or 8.6% in the first nine months of fiscal 1997 to $3,595 from $3,310. Mesaba's landing fees increased $742 or 26.0% to $3,595 from $2,853 in fiscal 1996. The increase is attributable to a 18.6% increase in departures and an increase in the average gross landing weight due to the changing mix of aircraft.
This increase was partially offset by a slight decrease in the overall effective landing fee rate.

Insurance and taxes decreased $855 or 18.1% to $3,879 from $4,734 in the first nine months of fiscal 1997. Mesaba's costs increased $154 or 4.1% from $3,725 in the current period. This is due primarily to an increase in passenger liability insurance associated with increased passenger volume and an increase in property taxes caused by increasing fleet values associated with the Saab aircraft replacing the Metro III aircraft, offset by lower expenses for hull insurance caused by lower overall effective rates and the normal decline in hull values.

Depreciation and amortization totaled $3,126 in the first nine months of fiscal 1997, down from $3,879 in the first nine months of fiscal 1996. Mesaba's depreciation expense decreased $145 or 4.4% in the current nine month period compared to $3,271 for the same period in fiscal 1996. The lower level of depreciation and amortization resulted from the elimination of capitalized overhauls and rotable parts depreciation as a part of the phase out of the Fokker F27 fleet. This decrease was partially offset by higher levels of depreciation and amortization resulting from the acquisition of spare parts to support the Saab fleet. Generally, acquisition of spare parts for the Saab fleet are non-cash expenditures funded by credits issued by the aircraft manufacturer. Mesaba also increased capital spending to improve or replace aging ground service equipment and computer hardware. In April 1992, Mesaba paid a contract rights fee in the form of amended stock purchase warrants to Northwest as part of the extension of the Airlink Agreement. These contract rights are being amortized on a straight-line basis over the extended term of the Airlink Agreement through March 31, 1997. In October 1996, Mesaba paid a contract rights fee in the form of a stock purchase warrant to Northwest as part of the Jet Agreement. These contract rights are being amortized on a straight-line basis over the minimum term of the agreement through October 31, 2002.

Administrative and other costs decreased 9.5% to $18,711 in the first nine months of fiscal 1997 from $20,665 in the first nine months of fiscal 1996. Mesaba's administrative costs increased $4,742 or 33.9% from $13,969 for the first nine months of fiscal 1997. This increase is primarily attributable to higher passenger and airport related expenses due to increases in traffic and the number of cities served, significantly higher expenses for deicing aircraft and related interrupted trip expenses associated with inclement weather.

Additionally, crew related expenses were higher due to increased flying and training to support the Saab fleet transition program. Operating Income. Operating income totaled $16,470 in the current period, an increase of 68.3% from $9,788 a year ago. Mesaba's operating income increased $6,873 or 71.6% from $9,597. Mesaba's operating margin increased to 12.0% from 8.7% in the prior years period

NONOPERATING INCOME. Nonoperating income decreased to $549 in the first nine months of fiscal 1997 from $911 (excluding the one-time
nontaxable gain of $49,303 on the spin-off of Airways).   Interest
income decreased $316 or 25.4% from $1,243. During the current year the Company began investing in tax-free securities which lowers overall interest income but effectively maximizes the after-tax yield on its idle cash.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 42.1% for the nine months ended December 31, 1996 and 48.1% in 1995 (not including the gain on distribution which is not taxable), reflecting lower levels of nondeductible expenses in the current period.

A comparison of operating costs per available seat mile for the nine months ended December 31, 1996 and 1995 is shown in the following table. These figures do not include the prior period activity of AirTran Airways.

                                         Nine months ended December, 31
Operating Costs Per Available Seat Mile        1996           1995
-----------------------------------------------------------------------
Wages and benefits                             5.8 CENTS      6.0 CENTS
Aircraft fuel                                  2.0            1.9
Aircraft maintenance                           2.9            2.1
Aircraft rents                                 3.6            4.1
Landing fees                                    .6             .5
Insurance and taxes                             .6             .7
Depreciation and amortization                   .5             .6
Administrative and other                       2.9            2.5
                                             -----------    -----------
Total                                         18.9 CENTS     18.4 CENTS
                                             ===========    ===========


                                     Nine months ended December 31.
Operating statistics                          1996          1995
--------------------------------------------------------------------
Revenue passengers carried               1,483,000     1,161,000
Revenue passenger miles (000)              335,329       254,208
Available seat miles (000)                 637,197       545,347
Passenger load factor                         52.6%         46.6%
Passenger revenue per available seat mile   $0.213        $0.199
Departures                                 108,962        91,847
Aircraft in service (at December 31, 1996)      58            53

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $37,115 with a current ratio of 2.37 at December 31, 1996, compared to $27,142 and 2.57 at March 31, 1996. Cash and short-term investments increased by $16,514 to $45,942 at December 31, 1996. Net cash flows provided by operating activities totaled $18,909 in the first nine months of fiscal 1997 compared to $14,922 in the same period of fiscal 1996. Net cash flows used for investing activities amounted to $2,275 during the nine months ended December 31, 1996, primarily for the purchase of property, equipment and other assets. Net cash flows used for financing activities through December 31, 1996 totaled $120.

Long-term obligations, net of current maturities, totaled $5,302 at December 31, 1996, compared to $5,654 at March 31, 1996. The ratio of long-term debt to stockholders' equity decreased to .11 at December 31, 1996 from .16 at March 31, 1996.

Mesaba took delivery of 12 used Saab 340A and six new Saab 340BPlus aircraft during the nine month period ended December 31, 1996. Mesaba has agreed to acquire a total of 30 new Saab 340BPlus and 20 used Saab 340A aircraft. These aircraft are scheduled for delivery at a rate of approximately two per month over the next 18 months. Mesaba also has options to acquire an additional 12 used Saab 340A and 10 new Saab 340BPlus aircraft. Mesaba has negotiated a financing agreement with the airframe manufacturer whereby operating lease financing for both the new and used aircraft are committed to Mesaba on competitive rates and terms. Mesaba has assigned its rights to the Saab financing agreement to Northwest, and all currently operated Saab 340BPlus aircraft are subleased from Northwest. Mesaba expects to sublease a substantial number of the future Saab 340 aircraft from Northwest.

On October 25, 1996, Mesaba signed an agreement with Northwest to fly 12 RJ85 regional jets under the new Jet Agreement. Mesaba will lease the aircraft from Northwest, which ordered 12 aircraft from Aero International (Regional) along with options for an additional 24 aircraft. Mesaba will begin taking delivery of the RJ85 aircraft in April 1997 at a rate of approximately one per month. As additional consideration for the regional jet opportunity, the Company issued a warrant to Northwest that allows Northwest to purchase up to 615,000 shares of the Company's common stock. The warrant will become exercisable with respect to an additional 1/12 of the shares with each delivery of the 12 RJ85 aircraft at an exercise price of $10.875, the closing price of the Company's stock on October 25, 1996. The Company obtained an independent appraisal of the warrant that placed its value at approximately $3.1 million. Contract rights are being amortized on a straight-line basis over minimum term of the Jet Agreement through October 31, 2002.

On January 29, 1997, Mesaba entered into a preliminary agreement with Saab for the lease of four used Saab 340B aircraft. If approved by the Board of Directors of Mesaba and Saab, the aircraft will be delivered in May 1997 and financed with short term operating leases.

The Company has historically relied upon cash reserves, internally generated funds and borrowings to support its working capital requirements. The Company has an unsecured credit agreement with a bank that provides for borrowings up to $5,000 under a revolving line of credit. No amounts were outstanding at December 31, 1996 under the agreement. Management believes that funds from operations and existing credit lines will provide adequate resources for meeting non-aircraft capital needs in fiscal 1997.

Part II.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a) No exhibits are filed herewith

          b) Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MESABA HOLDINGS, INC.

Date:      February  12, 1997           BY:/s/  Robert  Cooper
                                           ---------------------------
                                           Robert Cooper
                                           Director of Finance
                                           Principal Financial Officer)

                                           /s/ Jon Meyer
                                           ---------------------------
                                           Jon Meyer
                                           Controller
                                           (Principal Accounting Officer)