Form 10-Q/A
period 1996-09-30
MESABA HOLDINGS INC
filed 1997-05-27
CIK 835768

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-Q/A

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


                 Commission File Number 0-17895


                     MESABA HOLDINGS, INC.

     (Exact Name of Registrant as Specified in Its Charter)

          Minnesota                        41-1616499
        ----------------                                ------------
 (State or Other Jurisdiction           (I.R.S. Employer
of Incorporation or Organization)       Identification No.)

        7501 26th Avenue South, Minneapolis, MN  55450
 (Address of Principal Executive Offices, including Zip Code)

                         (612) 726-5151
     (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X        No
                         ---           ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                          Outstanding as of November 6, 1996
--------------------------              -----------------------------------
Common Stock
par value $.01 per share                          12,756,796

                       TABLE OF CONTENTS


                                                             Page

PART II                                                         1

  ITEM 6            Exhibits and Reports on Form 8-K            1

PART II


ITEM 6    Exhibits and Reports on Form 8-K

  (a)  Exhibit 10A    Regional Jet Services Agreement between Mesaba
                      Holdings, Inc., Mesaba Aviation, Inc. and
                      Northwest Airlines, Inc., dated October 25, 1996
                      (certain portions of this document have been deleted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under Rule 24b-2).

  (b) The registrant did not file any Current Reports on Form 8-K during the quarter ended September 30, 1996.

                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May
21, 1997.


                                   MESABA HOLDINGS, INC.



                                   By:  /S/ Robert H. Cooper
                                        ------------------------
                                        Robert H. Cooper
                                        Director of Finance
                                        (Principal Financial
                                         Officer)



                                   By:  /S/ Jon R. Meyer
                                        -------------------------
                                        Jon R. Meyer
                                        Controller
                                        (Principal Accounting
                                         Officer)

                         EXHIBIT INDEX

Exhibit
Number      Description
--------    ---------------------------
10A         Regional Jet Services Agreement between Mesaba
            Holdings, Inc., Mesaba Aviation, Inc. and Northwest
            Airlines, Inc., dated October 25, 1996 (certain portions of this document have been deleted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under Rule 24b-2).

                 REGIONAL JET SERVICES AGREEMENT


     THIS REGIONAL JET SERVICES AGREEMENT(the "Agreement") is made as of the 25th day of October, 1996 by and between MESABA HOLDINGS, INC., a Minnesota corporation ("Holdings"), MESABA AVIATION, INC., a Minnesota corporation ("Mesaba"), and NORTHWEST AIRLINES, INC., a Minnesota corporation ("Northwest").

                           WITNESSETH:

     WHEREAS, Mesaba and Northwest desire to make certain arrangements between them (including aircraft lease arrangements) which will enable Mesaba to provide to Northwest commercial jet transportation services using Avro Regional Jet aircraft;

     WHEREAS, no franchise or similar arrangement is being granted or is intended to be granted hereby; and

     WHEREAS, Holdings, Mesaba and Northwest are each willing to perform in the manner and upon the conditions and terms hereinafter set forth.

     NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Northwest, Mesaba and Holdings do hereby agree as follows:

                            ARTICLE I

                           DEFINITIONS

     Section 1.01 Definitions. As used in this Agreement, the following terms have the following respective meanings:

     Affiliate shall mean any entity or person controlling, controlled by, or under common control with, Northwest.

     Aircraft shall mean up to thirty-six (36) Avro Regional Jet aircraft which are the subject of the Letter of Intent when, as and if such aircraft are added to Mesaba's fleet pursuant to
Section 2.01.

     Airport Landing Fees shall mean all landing fees, custom fees, airport user fees and assessments and amounts payable or assessed for joint or common use facilities to the extent such fees and assessments are attributable to or result from Jet Services.

     Block Hours Payment shall mean the payment to be made pursuant to Section 4.02, the amount of which is determined in accordance with Exhibit A attached hereto.

     Block Hours Report shall mean the reports to be prepared by Mesaba pursuant to Section 4.02(a).

     Buyer Furnished Equipment shall have the meaning ascribed to such term in the Letter of Intent.

     Default shall mean the occurrence of an event set forth in
Article IX, and the expiration of any cure period provided therein without cure or other remedial action having occurred, permitting immediate termination of the Agreement.

     Designator shall mean "NW" or such other designator code as Northwest may specify to identify regional jet flights.

     Direct Costs shall mean Northwest's or Mesaba's actual costs for goods and services without any surcharge for administrative or general overhead expense.

     DOT shall mean the United States Department of Transportation or any successor to its functions with respect to the regulation of air transportation.

     DOT Certification shall mean any and all certifications and approvals by DOT, FAA and other regulatory agencies required for Mesaba to operate the Aircraft and to perform pursuant to the terms of this Agreement and all Governmental Regulations.

     Exisiting Services Agreement shall mean the Airline Services
Agreement, dated as of September 15, 1988, as amended, between Mesaba and Northwest.

     FAA shall mean the Federal Aviation Administration.

     Governmental Regulations shall mean rules and regulations prescribed by any local, state or federal unit of government having authority and jurisdiction to regulate the business and affairs of an air carrier having DOT Certification, including without limitation, the DOT and the FAA.

     Hub Cities shall mean Minneapolis/St. Paul, Minnesota and
Detroit, Michigan.

     Identification shall mean the trade name (including "Northwest Airlink", "Northwest Jetlink" or any similar or other name), trademarks, service marks, graphics, logo, distinctive color schemes and other identification selected by Northwest in its sole discretion for the Jet Services to be provided by Mesaba, whether or not such identification is copyrightable or otherwise protected under federal law.

     Jet Services shall mean the provisioning by Mesaba to Northwest of Scheduled Flights using the Aircraft in accordance with this Agreement.

     Letter of Intent shall mean the letter of intent between Northwest Aircraft Inc. and Aero International (Regional) dated as of October 18, 1996 with respect to the purchase of up to thirty-six (36) Avro Regional Jet aircraft, a copy of which is attached hereto as Exhibit B.

     Margin shall mean the {CONFIDENTIAL MATERIAL OMITTED AND
FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION
PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT} determined in accordance with Section 4.04.

     Northwest Nominee shall mean an individual designated to serve as a director of Holdings and Mesaba by Northwest and approved by the Northwest Directors (1) who is either an officer or director of Northwest or an individual of recognized standing and reputation in the airline industry and (2) with respect to whom Holdings would not be required to make any disclosures in its proxy statements of matters required to be disclosed pursuant to Item 401(f)(2) through (6) of Regulation S-K of the rules and regulation of the Securities and Exchange Commission.

     Performance Period shall mean each six (6) month period ending on a June 30 or December 31 occurring during the term of this Agreement; provided, however, the first Performance Period shall not commence until the earlier of (1) January 1, 1998 or
(2) the first January 1 or July 1 occurring after the eighth Aircraft has commenced service pursuant to this Agreement.

     Phase-in Period shall mean the period commencing on the date the first Aircraft commences revenue service and ending on the date on which the Block Hours Payment Rate is equal to the Phase-in Period Block Hours Payment Rate determined in accordance with Exhibit A, but in no event later than the date on which the twelfth Aircraft commences revenue service.

     PPI shall have the meaning ascribed to such term in Exhibit A hereto.

     Scheduled Flights shall mean (i) revenue passenger flights which, regardless of frequency, are held out to the public and published in the customary and applicable schedule distribution systems, such as the OAG, or published by Northwest in its own system time tables or (ii) any Northwest scheduled charter flight.

     Service Cities shall mean those cities identified from time to time by Northwest to which Mesaba shall provide Jet Services.

     Start Date shall mean the later of April 6, 1997 or forty
(40) days after the delivery of the first Aircraft to Mesaba.

     Subleases shall mean the sub-subleases, subleases and/or leases to be entered into by Mesaba and Northwest pursuant to
Section 2.01.

     Termination Date means the date on which this Agreement terminates whether by its term or as a result of a Default.

                           ARTICLE II

              COVENANTS AND UNDERTAKINGS OF MESABA

     Section 2.01  Use and Sublease of the Aircraft.

          (a) Use of the Aircraft. Mesaba agrees that the Aircraft may be used only to provide the Jet Services contemplated by this Agreement and that the Aircraft may not be used by Mesaba for any other purpose without the prior written consent of Northwest.

          (b) Sublease of the Aircraft. Mesaba and Northwest agree to enter into (or, as to Northwest, Northwest agrees to cause such Northwest Affiliate as Northwest may designate to enter into) a sub-sublease, sublease or lease with respect to each of the first twelve (12) Avro Regional Jet aircraft to be purchased pursuant to the Letter of Intent when, if and as Northwest takes delivery of each such Avro Regional Jet aircraft. Mesaba agrees to enter into a sub-sublease, sublease or lease with Northwest (or such Northwest Affiliate as Northwest may designate) with respect to the remaining twenty-four (24) Avro Regional Jet aircraft subject to the Letter of Intent when and as Northwest takes delivery of each such Avro Regional Jet aircraft if Northwest determines in its sole discretion to use such aircraft for Jet Services pursuant to this Agreement. Northwest shall have no obligation to lease or sublease the remaining twenty-four (24) Avro Regional Jet aircraft to Mesaba and nothing in this Agreement shall prohibit or limit Northwest (or a Northwest Affiliate) from using or leasing to other air carriers the remaining twenty-four (24) Avro Regional Jet aircraft.

          (c) Terms of the Subleases. Each Sublease shall have the following terms:

               (i) the term of each Sublease shall be for a period ending on the Termination Date;

               (ii) the rent payable under each Sublease shall {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE
SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR
CONFIDENTIAL TREATMENT};

               (iii) the other terms of the Sublease shall be substantially the same as the terms of the applicable head lease; provided, however, (A) unless Northwest agrees otherwise, each Sublease shall not contain any buyout rights, renewal options, purchase options or other similar rights or options provided for in the head lease, (B) in determining whether certain terms (such as those relating to self-insurance requirements and past due charges, for example) are substantially similar, the relative creditworthiness of Northwest and Mesaba shall be considered, and
(C) any events of default and/or termination rights shall be substantially the same as those set forth in the draft subleases or sub-subleases to be entered into by Northwest and Mesaba with respect to the leasing of {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT} aircraft as such drafts exist on the date hereof (provided that the termination of the Existing Services Agreement shall not be an event of default or otherwise give rise to a termination right).

               (iv) the Sublease shall contain such other terms as Northwest shall request of Mesaba to conform provisions of the Sublease to the head lease and any ancillary documents actually entered into by Northwest or its Affiliate in connection with such Aircraft.

In the event Northwest or an Affiliate owns an Aircraft, Mesaba shall enter in a lease as lessee with Northwest or its Affiliate; such lease shall be on such terms and conditions as Mesaba would be able to obtain from an independent third party, subject to the terms of any debt financing associated with such Aircraft.

     Section 2.02 DOT Certification. Mesaba has or shall obtain not later than the later of (i) April 1, 1997, or (ii) thirty
(30) days after the delivery of the first aircraft to Mesaba, DOT Certification and all other permits, licenses, certificates and insurance required by governmental authorities and Article VIII hereof to enable Mesaba to perform the services required by this Agreement.

     Section 2.03  Operation of Scheduled Flights.

          (a) Provision of Scheduled Flights. Subject to the terms and conditions of this Agreement, Mesaba shall use the Aircraft to operate Scheduled Flights between the Hub Cities and such Service Cities as shall be designated by Northwest from time to time in its sole discretion. All schedules, block times and aircraft routing for such Scheduled Flights and all utilization of the Aircraft shall be determined by Northwest from time to time, in its sole discretion, subject to the reasonable operating constraints of Mesaba taking into consideration reasonable maintenance and Aircraft rotation requirements.

          (b) Use of Designator, Identification and Related Matters. Mesaba shall operate the Scheduled Flights provided under this Agreement using the Designator. The Scheduled Flights shall be identified by Mesaba solely with flight numbers assigned by Northwest. Mesaba shall use the Identification determined by Northwest from time to time, in its sole discretion, for the Aircraft, and for the uniforms and printed materials used in connection with the Jet Services; provided, however, the uniforms for the flight and cabin crews (as opposed to the use of the Identification thereon) shall be determined by Mesaba provided that such uniforms shall at all times be consistent with Mesaba's existing uniform standards.

          (c) Personnel and Dispatch Control. Mesaba shall be responsible for providing all crews (flight and cabin) to operate the Scheduled Flights and for all aspects (personnel and other) of dispatch control.

          (d) Aircraft Maintenance, Servicing and Cleaning. Mesaba shall be responsible for all aspects of the maintenance, servicing and cleaning of the Aircraft (other than incidental cleaning provided by Northwest pursuant to Section 3.02(e)).

          (e) Compliance With Governmental Regulations. All flight operations, dispatch operations and flights shall be conducted and operated by Mesaba in strict compliance with all Governmental Regulations, including, without limitation, those relating to crew qualifications, crew training and hours. All Aircraft shall be operated and maintained by Mesaba in strict compliance with all Governmental Regulations, Mesaba's own operations manuals and maintenance manuals and procedures, and all applicable equipment manufacturer's instructions. At all times, Mesaba shall operate with the highest standards of care.

          (f) Quality of Service. Mesaba shall achieve the same quality of airline service provided by Northwest. In furtherance of that goal, (i) Mesaba shall maintain adequate staffing levels to ensure the same level of customer service and operational efficiency that Northwest achieves, and (ii) Mesaba shall cooperate with Northwest in any way necessary or desirable to provide such comparable level of customer service in connection with the operation of Jet Services.

          (g)  Nonexclusive Arrangement.  Nothing in this
Agreement shall preclude Northwest from entering into similar or other arrangements with other carriers for the provisioning of regional jet services using Avro Regional Jets to or from the Hub
Cities, the same Service Cities or elsewhere.

          (h) Mesaba Costs. Except as provided in Section 2.04, all costs necessary to provide the foregoing services (including
(i) all personnel costs and costs in relation therewith such as positioning, hotel accommodations, salaries, pensions, benefits, employment taxes and per diems, (ii) all maintenance and repair costs associated with the Aircraft (including line maintenance, maintenance towing, hanger fees, local maintenance assistance, spare parts, repairables, rotables and engine overhauls), (iii) all flight dispatch costs, (iv) all related general and administrative costs, (v) any related capital expenditures, and
(vi) other costs imposed pursuant to other sections of the Agreement) shall be the sole responsibility of and payable by Mesaba.

     Section 2.04  Airport Fees.  Mesaba shall pay all Airport
Fees associated with Scheduled Flights using the Aircraft, and Northwest shall reimburse Mesaba for such fees in a timely manner.

     Section 2.05 Minimum Completion Factor. Mesaba shall achieve not less than a {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT} completion factor for all Scheduled Flights which are scheduled to be operated by Mesaba during each Performance Period. For purposes of this Agreement, all cancellations due to airport closure and weather minima at the Service Cities or the Hub Cities, or Northwest controllable events, will be excluded from this calculation.

     Section 2.06 Minimum On-Time Reliability. Mesaba shall achieve a {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT} on-time arrival reliability factor for all Scheduled Flights which are scheduled to be operated by Mesaba during each Performance Period. For purposes of this Agreement, an arrival will be considered on-time if it arrives not later than {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT} minutes after its published, scheduled arrival time, and all arrival delays due to air traffic control holds, airport closure and weather minima at the Service Cities or the Hub Cities or Northwest controllable events will be excluded from this calculation.

     Section 2.07 Fuel Burn. Mesaba shall operate the Aircraft in accordance with all manufacturer and vendor standards and requirements for optimal fuel burn performance and shall promptly remedy any operating factors that cause or contribute to fuel burn in excess of such optimal burn performance. Mesaba shall provide to Northwest such fuel burn information as is necessary or desirable to allow Northwest to monitor compliance with any manufacturer or vendor agreement.

     Section 2.08 Use of Other Designators. During the term of this Agreement, Mesaba shall not use on the Aircraft its own airline designator (except as otherwise required by Governmental Regulations) or the airline designator, logo, or any other identifying feature of another foreign or United States airline, without the express prior written consent of Northwest, or unless Northwest directs Mesaba to use such other designator, logo, or identifying feature.

     Section 2.09 Certain Notices to Northwest. Mesaba shall give prompt written notice to Northwest of (a) any litigation involving an uninsured claim of more than $1,000,000 against Mesaba, (b) any proceeding before any governmental agency which, if adversely determined, would materially and adversely affect Mesaba's financial condition, affairs, operations or prospects, and (c) any other matter which would materially and adversely affect the financial condition, affairs, operations or prospects of Mesaba or its ability to perform its obligations under this Agreement.

     Section 2.10 Financial and Reporting Covenants. Mesaba shall provide to Northwest promptly following the filing or providing thereof copies of all financial statement, reports, notices and proxy statements filed with or provided to the Securities and Exchange Commission by Mesaba.

                           ARTICLE III

             COVENANTS AND UNDERTAKINGS OF NORTHWEST

     Section 3.01 Inflight Supplies. Northwest shall furnish or cause to be furnished to Mesaba, at Northwest's sole expense, adequate supplies (consistent with Northwest's level of customer service) of its customary inflight supplies including, but not limited to, beverages, cups, napkins, sugar and blankets and pillows in a form similar or identical to that used by Northwest.

     Section 3.02 Terminal Operations. Northwest shall provide or cause to be provided, at Northwest's sole expense, the following functions relating to Jet Services: (a) all passenger and gate check-in activities, including baggage check-in, (b) passenger enplaning/deplaning, (c) aircraft loading/unloading,
(d) passenger ticketing, (e) aircraft cleaning between turns and while parked overnight consistent with Northwest's cleaning standards for DC-9 aircraft (unless the Aircraft when parked overnight is subject to maintenance at a Mesaba maintenance base in which event Mesaba shall clean the interior and exterior of the Aircraft in a manner consistent with Northwest's aircraft cleaning standards), (f) aircargo and small package service, (g) ramp and foul weather cleaning and glycol service, (h) the heating and air conditioning of the Aircraft while parked on the ramp, and (i) fuel for the Aircraft and into plane fueling services. Northwest shall use its own equipment to handle Scheduled Flights operated pursuant to this Agreement and shall, at its sole expense, provide sufficient personnel, equipment, gates and ramps for the functions described in this Section 3.02. Northwest shall have the option from time to time to require Mesaba to perform some or all of these services and activities at some or all of the Hub Cities and the Service Cities; provided that, in connection therewith, (i) Northwest shall give Mesaba not less than ninety (90) days' prior written notice as to the services and activities to be performed and the locations thereof; (ii) the period of Mesaba's services shall be not less than one (1) year; (iii) Northwest shall pay Mesaba an amount equal to {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT}; and (iv) Northwest shall bear the cost of the capital expenditures associated with any equipment required for Mesaba to perform such services.

     Section 3.03 Passenger Fares. Northwest shall be the sole authority for filing tariffs for flights operated pursuant to this Agreement. Northwest shall establish passenger fares for all flights operated pursuant to this Agreement. All charges for filing of fares or tariffs relating to flights operated pursuant to this Agreement shall be paid by Northwest.

     Section 3.04 Scheduling Coordination. Northwest shall use its best efforts to provide to Mesaba not less than sixty (60) days' prior written notice of changes in routing, scheduling or Service Cities; provided, however, Mesaba shall use its best efforts to effect such changes if less than sixty (60) days' prior notice is given. Northwest shall develop scheduling procedures for handling irregular operations and related matters.

     Section 3.05 Aircraft Interior and Seating. All matters relating to the interior of the Aircraft, including specifications and seating configurations, initially and from time to time thereafter shall be determined by Northwest in its sole discretion and all costs associated therewith shall be at Northwest's sole expense.

     Section 3.06 Pilot Transportation. Northwest shall provide {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT} for Mesaba pilots traveling overseas for training related to the Jet Services.

     Section 3.07 Certain Notices to Mesaba. Northwest shall give prompt written notice to Mesaba of any litigation or proceeding before any governmental agency or any other matter, including Governmental Regulations, which, if adversely determined, would materially adversely affect Northwest's ability to perform its obligations under this Agreement.

                           ARTICLE IV

                   REVENUES; PAYMENTS; SETOFF

     Section 4.01 Revenues. Mesaba acknowledges and agrees that all revenues resulting from the sale and issuance of passenger tickets and cargo airway bills associated with the operation of the Aircraft and all other sources of revenue associated with the operation of the Aircraft (including without limitation, beverage service and excess baggage) are the sole property of Northwest.

     Section 4.02  Block Hour Payment to Mesaba.

          (a) Block Hours Reports. Mesaba shall provide to Northwest periodic reports with respect to the number of block hours of Jet Services flown by Mesaba in accordance with the following schedule in each calendar month during the term of this
Agreement:

     DAY OF MONTH REPORT DUE       PERIOD COVERED BY REPORT

               22                  1ST - 15TH OF MONTH
                7                  COMPLETE PREVIOUS MONTH

          (b) Payment Schedule. Northwest shall remit to Mesaba by wire transfer of immediately available funds by the close of business on the 26th day of each calendar month (or the next banking day if the 26th is a bank holiday), as a provisional payment, Mesaba's Block Hour Payment for Jet Services for the period covered by the Block Hours Report furnished by Mesaba on the 22nd day of the month. Northwest shall remit to Mesaba by wire transfer of immediately available funds by the close of business on the 11th day of each month (or the next banking day if the 11th is a bank holiday), as a final payment, Mesaba's Block Hour Payment for the preceding month, less the amount of the provisional payment made on the 26th day of the preceding month. For purposes of this Section 4.02, Mesaba's Block Hour Payment for any period will be computed by multiplying the then applicable rate set forth in Exhibit A attached hereto by the number of block hours reported in Mesaba's Block Hours Report for such period for Jet Services. Adjustments arising from Northwest's audit of the Block Hours Report may be made within forty-five (45) days following the end of each month.

     Section 4.03 Incentives and Penalties. Mesaba shall be subject to certain performance incentives and penalties described in Sections 4.03(a), 4.03(b) and 4.03(e) ("Performance Criteria") which shall be added to or deducted from the Block Hour Payment. If Mesaba exceeds any operational criterion an incentive payment shall be made by Northwest. If Mesaba does not achieve the performance criterion, then a penalty shall be charged against amounts owing to Mesaba. Any incentive payment or penalty charge incurred by meeting or failing to meet Performance Criteria shall be made in the wire transfer due on the 26th day of the month following the end of the Performance Period in question pursuant to Section 4.02(b).

          (a) Completion Factor. If Mesaba's completion factor (calculated in accordance with Section 2.05) is less than {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT} for a Performance Period, Northwest shall receive from Mesaba {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT} during the applicable Performance Period. If Mesaba's completion factor is greater than {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT} for a Performance Period, Northwest shall pay to Mesaba {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT} during the applicable Performance Period.

          (b) On-Time Factor. If Mesaba's on-time factor (calculated in accordance with Section 2.06) is less than {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT} for a Performance Period, Northwest shall receive from Mesaba {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT} during the applicable Performance Period. If Mesaba's on-time factor is greater than {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT} for a Performance Period, Northwest shall pay to Mesaba {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT} during the applicable Performance Period.

          (c) Reconciliation of Performance Standards. For each Performance Period, Mesaba shall prepare a reconciliation of its actual performance to the targeted performance. This reconciliation will be completed and delivered to Northwest within fifteen (15) days after the end of each Performance Period. Northwest will remit or setoff any incentive or penalty payment in the next wire transfer due to Mesaba. Northwest will have the right to audit the reconciliation and shall report any discrepancies to Mesaba. Any discrepancy not reported to Mesaba in writing within sixty (60) days of the end of any Performance Period shall be deemed waived. The payment of any discrepancy from Mesaba shall be handled as a disputed amount in accordance with Section 4.05.

          (d) Limitations on Incentives and Penalties. In no event shall the "net aggregate incentives" paid to Mesaba by Northwest or "net aggregate penalties" paid to Northwest by Mesaba during any calendar year exceed {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT}. For the purposes of this Section 4.03(d), the difference between the sum of all incentive payments made by Northwest during any calendar year to Mesaba pursuant to this Section 4.03 less the aggregate of all payments due to Northwest during the same calendar year by Mesaba with Northwest for its failure to achieve the Performance Criteria shall be the "net aggregate incentives" if the difference is a positive number and shall be "net aggregate penalties" if the difference is a negative number.

          (e) Additional Performance Criteria. During the term of this Agreement, Northwest may introduce other performance criteria for Mesaba's operations pursuant to this Agreement. The parties agree that they will meet upon the introduction of such additional performance goals for Northwest's operations, to develop similar performance targets for Mesaba, taking into account the differences in operations between the two companies, and shall use their best commercially reasonable efforts to develop a system of incentives and penalties for Mesaba's performance with respect thereto in a manner consistent with the performance standards agreed to herein.

     Section 4.04  Annual Payment with Respect to the Margin.

          (a)  Calculation of the Margin.  Not later than ninety
(90) days following the end of each fiscal year of Mesaba ending during the term of this Agreement, Mesaba shall calculate and deliver to Northwest its {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT} for Jet Services provided under this Agreement for the fiscal year then ended (the "Margin") by dividing (x) {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT} by (y) {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT}. The result shall be expressed as a decimal rounded to the fourth place (e.g., .111171 shall be expressed as .1112). The calculation shall be derived from Mesaba's audited financial statements for such fiscal year, shall be determined in accordance with generally accepted accounting practice and principles consistently applied ("GAAP"), and shall take into account {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT}.

          (b) Margin Payment. If the Margin is greater than {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT} but is less than or equal to {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT}, Northwest shall receive from Mesaba an amount determined as follows:

  {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE
  SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR
                     CONFIDENTIAL TREATMENT}

If the Margin is greater than {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT}, Northwest shall receive from Mesaba an amount determined as follows:

  {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE
  SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR
                     CONFIDENTIAL TREATMENT}

The amount payable by Mesaba pursuant to this Section 4.04(b) is the "Margin Payment." Northwest shall setoff any Margin Payment in the next wire transfer due to Mesaba.

          (c) Audit of the Margin. Northwest will have the right to audit the calculation of the Margin and the Margin Payment, and shall report any disputes to Mesaba. Any dispute not reported to Mesaba in writing within sixty (60) days of the receipt of the Margin calculation by Northwest shall be deemed waived. The payment in respect of any dispute shall be handled as a disputed amount in accordance with Section 4.05.

     Section 4.05 Billing. Northwest shall bill Mesaba on a monthly basis in respect of amounts owed to Northwest by Mesaba under this Agreement. If such billed items are not paid by Mesaba to Northwest or disputed by Mesaba within thirty (30) days of the statement date, Northwest may offset the aggregate amount of undisputed items against the next scheduled wire transfer pursuant to Section 4.02(b). Disputed amounts must be paid by Mesaba to Northwest when the dispute is resolved with interest at the rate of one percent (1%) per month from the date of the original bill, provided that Northwest may set off such amount against the next scheduled wire transfer pursuant to Section 4.02(b) if the formerly disputed amount is not paid within thirty
(30) days of resolution. Northwest may also offset against the next scheduled wire transfer pursuant to Section 4.02(b) the amount of any rent payment under any Sublease with respect to which Mesaba shall have defaulted and shall have failed to cure before the expiration of any applicable grace period.

     Section 4.06 Allocation of Start-Up Expenses. Northwest and Mesaba agree that each shall be responsible for and shall pay those start-up costs and expenses associated with commencing Jet Services under this Agreement which are related to or result from those cost and expense obligations for which each is otherwise responsible under this Agreement. By way of example and without limiting the foregoing, Mesaba shall pay all costs associated with pilot, flight attendant and mechanic training, establishing maintenance bases and obtaining DOT Certification, and Northwest shall pay costs associated with Buyer Furnished Equipment, Aircraft livery, any required ground equipment and any additional ground and gate personnel.

                            ARTICLE V

                    AUDITING AND INSPECTIONS

     Section 5.01 Audits. Upon the reasonable prior written request by Northwest made not more frequently than once every six
(6) months, Mesaba shall make available its books and the books of Holdings and all other direct and indirect subsidiaries of Holdings, and records for its operations with respect to this Agreement available for inspection by Northwest. Northwest shall also be entitled to make copies and notes of such information as it deems necessary and to discuss such records and the finances and accounts of Mesaba with its Chief Financial Officer or other employee or agent of Mesaba knowledgeable about such records.

     Section 5.02 Inspections. Northwest shall be entitled to conduct on site observations of Mesaba's in-flight service, flight, maintenance and technical operations to monitor Mesaba's operations in the same manner as similar functions are evaluated at Northwest. The purpose of such inspections shall be to determine Mesaba compliance with applicable Federal Aviation Regulations, DOT Regulations, state and local laws and equipment manufacturer's instructions. Mesaba's operation will be evaluated according to the same standard as Northwest taking into account the differences in size and operational capabilities between the two airlines. Such inspections may be announced or unannounced, but under no circumstances shall they interfere with the operation of Mesaba's business. Northwest shall report the findings of any such inspection to Mesaba in writing. Mesaba shall provide a timely written response detailing a plan of corrective action to remedy any deficiencies noted in an inspection. If any deficiency comes to the attention of Mesaba through audits or any other means, Mesaba shall take immediate corrective action.

     Section 5.03 Confidentiality. Each of Northwest and Mesaba agrees that, except as otherwise required by Governmental Regulations or any other applicable law, it shall not disclose to others and shall keep confidential any confidential, non-public information concerning the other that it obtains as a result of or pursuant to this Agreement.

                           ARTICLE VI

                    NORTHWEST IDENTIFICATION

     Section 6.01 Use of Identification. Northwest shall establish and maintain an Identification for its program of affiliation with Mesaba for Jet Services and Mesaba is granted the right to use such Identification pursuant to Section 2.03(b) and this Article VI. From time to time, Northwest may change the Identification applicable to the program, including program designation and trademark. Northwest shall have complete discretion to change the Identification applicable to the program. Such substitute Identification shall be used by Mesaba in lieu of any prior name to identify Mesaba's association with the program. If Northwest changes the Identification, Mesaba shall, as soon as practicable make such changes as are requested by Northwest to utilize the new name of the program and Northwest shall be liable for the reasonable expenses incurred by Mesaba in making such changes.

     Section 6.02 Ownership of the Identification. Mesaba hereby acknowledges Northwest's ownership of the name "Northwest" and all related Identification and further acknowledges the validity of the Identification. Mesaba agrees that it will not do anything which in any way infringes or abridges Northwest's rights in its Identification or directly or indirectly challenges the validity of the Identification.

     Section 6.03 Nonexclusive License. To the extent that Mesaba is licensed to use the Identification in accordance with this Agreement, Mesaba will use such Identification only in a manner permitted by Northwest or in conjunction with the services specifically contemplated by this Agreement. Nothing in this Agreement shall be construed to abridge Northwest's right to use and/or to license the Identification, and Northwest hereby reserves the right to the continued use of all the Identification, to license such other uses of the Identification and to enter into such agreements with other carriers providing for arrangements similar to those with Mesaba as Northwest may desire. No term or provision of this Agreement shall be construed to preclude the use of the trademark "Northwest Airlink" or "Northwest Jetlink" or other mark as a trademark of an affiliation program with Northwest or the use of any other Northwest Identification by other individuals or corporations not covered by this Agreement.

     Section 6.04 Revocation of License Upon Termination of Agreement. Should this Agreement be cancelled or otherwise terminated for any reason, all right to use the Identification provided Mesaba hereby shall immediately revert to Northwest and, except as otherwise permitted under the Existing Services Agreement or any successor thereto, shall not thereafter be used by Mesaba in connection with any operations of Mesaba. Mesaba shall, in such event, promptly, but in any event within ninety
(90) days (one hundred twenty (120) days with respect to any distinctive color scheme), take such action as may be necessary to change its facilities, equipment, uniforms and supplies to avoid any customer confusion or the appearance that Mesaba is continuing to have an operating relationship with Northwest.

     Section 6.05 Alteration or Amendment of License. At any time during the life of the Agreement, Northwest may alter or amend the license to use the Identification granted under this Agreement so long as Mesaba's rights hereunder are not diminished, and may, subject to Section 6.01, require Mesaba to use new or different Northwest Identification.

                           ARTICLE VII

                     [Intentionally Omitted]

                          ARTICLE VIII

            LIABILITY, INDEMNIFICATION AND INSURANCE

     Section 8.01  Independent Contractor.

          (a) Mesaba shall act as an independent contractor. The employees, agents and/or independent contractors of Mesaba engaged in performing any of the services Mesaba is obligated to perform pursuant to this Agreement shall be employees, agents and independent contractors of Mesaba for all purposes and under no circumstances shall employees, agents or independent contractors of Mesaba be deemed to be employees, agents or independent contractors of Northwest. In its performance of obligations under this Agreement, Mesaba shall act, for all purposes, as an independent contractor and not as an agent for Northwest. Northwest shall have no supervisory power or control over any employees, agents or independent contractors engaged by Mesaba in connection with Mesaba's performance of its obligations hereunder, and all complaints or requested changes in procedures shall, in all events, be transmitted by Northwest to a designated representative of Mesaba. Nothing contained in this Agreement is intended to limit or condition Mesaba's control over its operation or the conduct of its business as an air carrier.

          (b) Northwest shall act as an independent contractor. The employees, agents and/or independent contractors of Northwest engaged in performing any of the services Northwest is to perform pursuant to this Agreement shall be employees, agents and independent contractors of Northwest for all purposes and under no circumstances shall employees, agents and independent contractors of Northwest be deemed to be employees, agents or independent contractors of Mesaba. In performing its obligations under this Agreement, Northwest shall act, for all purposes, as an independent contractor and not as an agent for Mesaba. Mesaba shall have no supervisory power or control over any employees, agents or independent contractors engaged by Northwest in connection with the performance of its obligations hereunder, and all complaints or requested changes in procedure shall, in all events, be transmitted by Mesaba to a designated representative of Northwest. Nothing contained in this Agreement is intended to limit or condition Northwest's control over its operation or the conduct of its business as an air carrier.

     Section 8.02 Indemnification. Each party assumes full responsibility for any and all liability to its own officers, employees or agents on account of injury or death resulting from or sustained in the performance of their respective services under this Agreement. Each party shall indemnify, defend, protect, save and hold harmless the other party, its officers, employees, and agents from and against any and all liabilities, claims, demands, suits, judgments, damages and losses (including the costs, fees and expenses in connection therewith and incident thereto) brought against the other party, its officers, employees or agents by or on behalf of any other person, by reason of damage to or destruction of property of any such person, or injury to or death of such person, caused by or arising out of any act or omission by the indemnifying party occurring while this Agreement is in effect. Notwithstanding the foregoing, neither party shall be liable for indemnifying the other for claims of third parties if caused by the gross negligence or wilful misconduct of the other. Each party shall give the other party prompt and timely notice if it has actual knowledge of any claim made or suit instituted against the other party which in any way results in indemnification hereunder, and the other party shall have the right to compromise or participate in the defense of such claim or suit to the extent of its own interest. The obligations of Mesaba and Northwest under the indemnity and insurance provisions contained herein shall remain in effect and shall survive without limitation the termination of this Agreement with respect to any occurrence or claims arising during the term of or in connection with this Agreement.

     Section 8.03  Insurance.

          (a) Mesaba agrees, at its sole expense, to maintain in full force and effect the following insurance coverages:

               (1)  Workers' compensation and occupational
disease insurance, subject to the laws of the states wherein this Agreement is being performed. Such coverage shall include employers liability insurance up to a limit of at least
{CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE
SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR
CONFIDENTIAL TREATMENT}.

               (2) Comprehensive airline and property damage liability insurance with limits of not less than {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT} combined single limit per occurrence, including, but not limited to, aircraft liability, passenger legal liability, premises and property damage liability, hangarkeepers liability and baggage and cargo liability. Such insurance shall include endorsements for personal injury and contractual liability.

               (3)  All risk hull insurance on the Aircraft.

          (b) Prior to the commencement of Jet Services under this Agreement, Certificates of Insurance shall be delivered to Northwest evidencing compliance with the insurance terms of this Agreement. All of the above insurance shall be written through a company or companies reasonably satisfactory to Northwest, and the Certificates of Insurance shall be of a type that unconditionally obligates the insurer to notify Northwest in writing at least thirty (30) days in advance of the effective date in the event of any material change in or cancellation of such insurance. The policies of insurance required by paragraphs
(2) and (3) of Section 8.03(a) shall provide coverage for events which occur during the policy period, are continuing in nature and not on a claims made basis, and shall include endorsements that provide:

               (1) That the Underwriters acknowledge that the indemnification and hold harmless provisions of this Agreement are insured under Mesaba's blanket contractual liability coverage.

               (2) That Northwest, its officers, agents and employees are named as an additional insureds thereunder.

               (3) That the insurance is primary with respect to the matters within such coverage, irrespective of any insurance carried by Northwest.

               (4) That as respects the interest of Northwest, the insurance shall not be invalidated by any breach of warranty by Mesaba.

               (5) That provide a severability of interest/cross liability endorsement.

               (6) That the insurer shall waive its subrogation rights against Northwest, its officers, agents and employees.

               (7) That any waiver of rights of subrogation against other parties by Mesaba will not affect the coverage provided with respect to Northwest.

                           ARTICLE IX

                        TERM; TERMINATION

     Section 9.01 Term. This Agreement shall commence on the date it is executed by both parties and unless earlier terminated as provided herein, shall continue until the tenth anniversary of the effective date of the first Sublease.

     Section 9.02  Termination by Either Party.

          (a) In the event that either Mesaba or Northwest (i) makes a general assignment for the benefit of creditors or becomes insolvent; (ii) files a voluntary petition in bankruptcy;
(iii) petitions for or acquiesces in the appointment of any receiver, trustee or similar officer to liquidate or conserve its business or any substantial part of its assets; (iv) commences under the laws of any competent jurisdiction any proceeding involving its insolvency, bankruptcy, reorganization, readjustment of debt, dissolution, liquidation or any other similar proceeding for the relief of financially distressed debtors; (v) becomes the object of any proceeding or action of the type described in (iii) or (iv) above and such proceeding or action remains undismissed or unstayed for a period of at least thirty (30) days; or (vi) is divested of a substantial part of its assets for a period of at least thirty (30) days; then the other party may by written notice terminate this Agreement immediately.

          (b) Except as provided in Section 9.03, in the event of a breach of a nonmonetary provision of this Agreement by either party remaining uncured for more than thirty (30) days after receipt of written notification of such default by the nondefaulting party, or in the case of a breach requiring more than thirty (30) days notice to cure, the defaulting party does not begin and pursue with due diligence a method of cure within thirty (30) days after receipt of written notification specifying in reasonable detail the nature of such default from the nondefaulting party, then the nondefaulting party may terminate this Agreement at its sole option.

          (c) In the event of a breach of a monetary provision of this Agreement by either party and such default remaining uncured for more than ten (10) days after receipt of written notification specifying in reasonable detail the nature of such default from the nondefaulting party, then the nondefaulting party may terminate this Agreement at its sole option.

     Section 9.03 Termination by Northwest. Notwithstanding the provisions of Section 9.02(b), Northwest shall have the right to terminate this Agreement immediately and at its sole option if:

          (a) Mesaba shall default in the payment of any rental payment due under any Sublease or with respect to any other terms of any Sublease and such default shall continue for more than the period of grace, if any, specified therein and shall not have been waived.

          (b) Mesaba shall default with respect to any other terms of any Sublease, such default shall continue for more than the period of grace, if any, specified therein and such default shall constitute an "event of default" thereunder.

          (c)  Mesaba shall fail to comply with the provisions of
Section 8.03 and, as a result thereof, the insurance required thereunder is not in effect.

          (d) More than twenty-five percent (25%) of the Aircraft are not operated for more than seven (7) consecutive days other than as a result of a FAA order grounding all Avro
Regional Jets of all air carriers.

          (e) There shall be a strike, cessation or interruption of work involving Mesaba's pilots, flight attendants or mechanics providing Jet Services.

          (f) Mesaba's DOT Certification is not obtained prior to the later of April 1, 1997 or thirty (30) days after the delivery of the first Aircraft to Mesaba or is for any reason suspended or revoked or otherwise not in full force and effect so as to permit Mesaba to perform the Jet Services required under this Agreement.

          (g) Mesaba shall fail to provide Jet Services on or before the Start Date.

          (h) The person elected to replace Bryan K. Bedford as Chief Executive Officer of Mesaba and Holdings and any successor chief executive officer of Mesaba and Holdings shall not be reasonably acceptable to Northwest.

          (i) The Board of Directors of Mesaba and Holdings shall fail to nominate and recommend for election by the stockholders of Mesaba and Holdings a sufficient number of Northwest Nominees so that if each such Northwest Nominee were elected there would be three (3) directors designated by Northwest then serving on the Boards of Directors of Holdings and Mesaba, or the Boards of Directors of Mesaba and Holdings shall fail to elect a Northwest Nominee to fill a vacancy created by the death, resignation or removal of another director previously designated by Northwest.

     Section 9.04 Early Termination. Notwithstanding any other provision of this Agreement, Northwest shall have the right to terminate this Agreement and the Subleases as of the sixth anniversary of the effective date of the first lease if Northwest shall have given a termination notice to Mesaba not less than one hundred eighty (180) days nor more than three hundred sixty-five
(365) days prior to such sixth anniversary.

     Section 9.05 Revocation or Failure to Obtain DOT Certification. If this Agreement is terminated because Mesaba fails to obtain DOT Certification by the later of April 1, 1997 or thirty (30) days after the delivery of the first Aircraft to Mesaba or because Mesaba's DOT Certification is suspended or revoked or otherwise not in full force and effect so as to permit Mesaba to perform the Jet Services required under this Agreement, in addition to any other rights which Northwest may have, Mesaba shall pay to Northwest an amount equal to {CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT}. This Section 9.05 shall survive the termination of this Agreement.

     Section 9.06 Change in Control. Notwithstanding any other provision of this Agreement, Northwest shall have the right to terminate this Agreement immediately and at its sole option upon the occurrence of any one or more of the following:

          (a) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934 (the "Exchange Act") (a "Person")) (other than Northwest) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of Holdings (the "Outstanding Holdings Common Stock") or
(ii) the combined voting power of the then outstanding voting securities of Holdings entitled to vote generally in the election of directors (the "Outstanding Holdings Voting Securities"); provided, however, the term "Person" as used in this Section 9.06(a) shall not include Northwest, any Northwest assignee or transferee, or Carl R. Pohlad and his family or any affiliate of Carl R. Pohlad which beneficially owns directly or indirectly shares of Holdings common stock as of the date hereof;

          (b) Approval by the Board of Directors of Mesaba or Holdings of a reorganization, merger or consolidation (a "Business Combination"), in each case, unless, following such Business Combination, all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Holdings Common Stock and Outstanding Holdings Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 75% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns Holdings or Mesaba through one or more subsidiaries) in substantially the same proportions as their ownership immediately prior to such Business Combination of the Outstanding Holdings Stock and Outstanding Holdings Voting Securities, as the case may be; or

          (c) Approval by the Board of Directors of Mesaba or Holdings of (i) a complete liquidation or dissolution, or (ii) the sale or other disposition of all or substantially all of the assets of Mesaba or Holdings, other than to a corporation with respect to which following such sale or other disposition, more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Holdings Common Stock and Outstanding Holdings Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership immediately prior to such sale or other disposition of the Outstanding Holdings Common Stock and Outstanding Holdings Voting Securities, as the case may be.

                            ARTICLE X

                   LIMITATION ON PERFORMANCE;
                          MISCELLANEOUS

     Section 10.01 Limitation on Performance. The obligation of either Northwest or Mesaba to perform under the terms of this Agreement shall be limited or modified by, and neither carrier shall be deemed to be in default hereunder as a result of any of the following causes:

          (a) Acts of God or the public enemy, civil war, insurrections or riots; fires, floods, explosions, embargoes, earthquakes, epidemics, or quarantine restrictions; any act of government, governmental priorities, allocations, orders or Governmental Regulations affecting materials or facilities; inability after due and timely diligence to procure materials, accessories, equipment or parts; or due to any other cause to the extent it is beyond that carrier's practical control or not occasioned by that carrier's fault or negligence.

          (b) Cessation, slow-down or interruption of work, or any other labor disturbance involving Northwest.

     Section 10.02 Mutual Cooperation. Northwest and Mesaba shall use their best efforts to cooperate with each other in performing their respective obligations under this Agreement.

     Section 10.03 Representations and Warranties. Except as expressly set forth herein, neither Northwest nor Mesaba shall make any representations or warranties, expressed or implied, under or in connection with this Agreement.

     Section 10.04  Assignment.  This Agreement may not be
assigned by either party, without the written consent of the other party.

     Section 10.05  Governing Law.  This Agreement shall be
governed in accordance with the laws of the State of Minnesota.

     Section 10.06 Notices. All notices given hereunder shall be given in writing and shall be delivered in person or deposited in the United States mail, certified or registered mail, return receipt requested, with adequate postage prepaid, or given by express courier, telex, telefacsimile, or other expedient written means, addressed as follows:

     If to Northwest:    Northwest Airlines, Inc.
                         Department A6030
                         5101 Northwest Drive
                         St. Paul, Minnesota 55111-3034
                         Attn: Vice President-Market Planning

     with a copy to:     Northwest Airlines, Inc.
                         Department A1180
                         5101 Northwest Drive
                         St. Paul, Minnesota 55111-3034
                         Attn: Senior Vice President,
                               General Counsel and Secretary

     If to Mesaba:       Mesaba Aviation, Inc.
                         7501 26th Avenue South
                         Minneapolis, Minnesota 55450
                         Attn: President


     with a copy to:     Mesaba Aviation, Inc.
                         7501 26th Avenue South
                         Minneapolis, Minnesota 55450
                         Attn: Vice President-Administration
                               and General Counsel

or to such other address as the respective parties hereto shall designate by notice in writing to the other party. Notices shall be deemed received and given on the date of delivery or the date of refusal of delivery as shown by the return receipt.

     Section 10.07 Parties. Except as provided to the contrary herein, this Agreement, and the rights and obligations created hereunder, shall be binding upon and inure to the benefit of the respective parties hereto and their respective successors and permitted assigns.

     Section 10.08 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which shall constitute one agreement.

     Section 10.09 Severability. If any term of this Agreement shall be judicially determined to be illegal, invalid or unenforceable at law or in equity, it shall be deemed to be void and of no force and effect to the extent necessary to bring such term within the provisions of any such applicable law or laws, and such terms as so modified and the balance of the terms of this Agreement shall remain enforceable.

     Section 10.10  Captions, Section Headings and Table of
Contents. Captions, section headings and the Table of Contents used herein are for convenience only and are not a part of this Agreement and shall not be used in construing it.

     Section 10.11  Availability of Equitable Remedies;
Procedures.

          (a) In the event of a breach by either party of any provision of this Agreement, the nonbreaching party may give notice thereof to the breaching party, which notice shall specify in reasonable detail the nature of the breach and shall demand that the breaching party either cure the breach or refrain from conduct constituting the breach (herein the "conduct"), as may be applicable. If (i) the breaching party has not cured the breach or refrained from the conduct, as may be applicable, within ten
(10) days following receipt of said notice from the nonbreaching party, or (ii) the breaching party does not begin within ten (10) days following receipt of said notice to pursue with reasonable diligence a method of cure or begin to take steps toward ceasing the conduct where the breach or conduct is such that it requires more than ten (10) days to cure or to cease, as may be applicable, then the nonbreaching party may seek to compel performance by the breaching party in accordance with the provisions of paragraph (b) below. If, upon receiving a notice contemplated by this paragraph (a), a breaching party believes that a breach has not occurred or that the conduct specified in the notice does not constitute a breach of the provisions of this Agreement, but the breaching party nonetheless cures the alleged breach or refrains from the conduct within ten (10) days following receipt of such notice, said party may thereafter proceed in accordance with the provisions of paragraph (b) below to seek a determination of whether a breach occurred or whether the specified conduct constituted a breach of the provisions of this Agreement.

          (b) Because a breach of the provisions of this Agreement could not adequately be compensated by money damages, any party shall be entitled, following notification in accordance with the provisions of paragraph (a) above, to an injunction restraining such breach or threatened breach and to specific performance of any provision of this Agreement and, in either case, no bond or other security shall be required in connection therewith, and the parties hereby consent to the issuance of such injunction and to the ordering of specific performance. Further, in the event any party refrains from the conduct of any activity alleged in a notice received pursuant to paragraph (a) above to constitute a breach of the provisions of this Agreement, such party may thereafter proceed promptly to bring an action in the District Court, County of Hennepin, State of Minnesota, for an expedited judicial determination as to whether the conduct specified constitutes a breach of the provisions of this Agreement and, upon a determination that the conduct does not constitute a breach, such party may promptly thereafter recommence such conduct.

     Section 10.12 Exhibits. The Exhibits attached hereto are intended to be an integral part of this Agreement and are incorporated into the Agreement by reference for all purposes.

     Section 10.13 Integration and Entire Agreement. This Agreement (including the Exhibits) and the Subleases and the ancillary documents entered into in connection therewith are intended by both parties as a complete statement of the entire agreement and understanding of the parties with respect to the subject matter herein and therein set forth. This Agreement may only be amended or modified by a written agreement between Mesaba and Northwest which specifically references this Agreement and expressly provides for such amendment. This Agreement is entirely separate from and unrelated to the Existing Services Agreement.

     Section 10.14  Relationship of Parties.  Nothing in this
Agreement shall be interpreted or construed as establishing between the parties a partnership, joint venture or other similar arrangement.

     Section 10.15 Stock Purchase Warrant. Holdings agrees to deliver to Northwest not later than the close of business on October 29, 1996 an executed stock purchase warrant which shall contain the following terms: (a) the warrant shall be with respect to 615,000 shares of Holdings common stock; (b) the exercise price shall be $10.875 per share; (c) the term shall be for ten (10) years but shall terminate (i) as of the termination date of this Agreement if this Agreement is terminated by Northwest or (ii) as of the later of the termination date of this Agreement or thirty (30) days after a termination notice if this Agreement is terminated by Mesaba; (d) the warrant shall contain customary anti-dilution provisions; and (e) the warrants shall vest proportionately as the twelve (12) Aircraft are delivered.

     Section 10.16 No Franchise Fees. Mesaba and Northwest acknowledge and agree that no payment under this Agreement or the Existing Services Agreement or any lease payments under the Subleases or other lease agreements entered into in connection with the Existing Services Agreement constitute a franchise fee within the meaning of Minn. Stat. 80C.01, subdivision 9.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date and year first set forth above.

WITNESS:                      MESABA HOLDINGS, INC.


                              By: /s/ Bryan K. Bedford
                              ------------------------
  /s/ Andrea D. Peura         Its President & CEO
----------------------


WITNESS:                      MESABA AVIATION, INC.


                              By: /s/ Bryan K. Bedford
                              ------------------------
  /s/ Andrea D. Peura         Its President & CEO
---------------------


WITNESS:                      NORTHWEST AIRLINES, INC.


                              By: /s/ Neal S. Cohen
                              ---------------------
  /s/ Michael L. Miller       Its  Vice President-Market Planning
-----------------------
     Assistant Secretary

                           EXHIBIT A

            BLOCK HOURS PAYMENT RATE AND ADJUSTMENTS

     A.   The Block Hours Payment Rate

     The Block Hours Payment Rate shall be determined based on the weighted average of the scheduled daily block hour utilization for all Aircraft ("Utilization") in accordance with the following schedule:

     [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE
SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR
CONFIDENTIAL TREATMENT]

     B.   Adjustments for [CONFIDENTIAL MATERIAL OMITTED AND
FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION
PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT]

     The calculation of the Block Hour Payment Rate is based upon [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT]. The Block Hour Payment Rate shall be adjusted to reflect [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT] in accordance with the following formula:

     [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE
SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR
CONFIDENTIAL TREATMENT]

     C.   Adjustments based on the Producer Price Index:

     On January 1 of each year during the term of this Agreement beginning on January 1, 1998, the portion of the Block Hours Payment Rate [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT] will be adjusted for the following twelve (12) months by increasing the then current portion of the Block Hour Payment Rate [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT] by the percent increase, if any, in the Producer Price Index for finished goods published by the United States Department of Labor, Bureau of Labor Statistics ("PPI"), which increase occurred during the immediately preceding calendar year. In no event shall the annual adjustment ever result in a decrease in the Block Hours Payment Rate or an increase in the portion of the Block Hour Payment Rate [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT] of more than [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT].
The portion of the Block Hours Payment Rate [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT] shall be determined as follows:

     [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE
SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR
CONFIDENTIAL TREATMENT]

     D.   Adjustment to Block Hours Payment Rate during Phase-in
Period:

     During the Phase-in Period, Northwest and Mesaba agree to adjust the Block Hours Payment Rate for the higher costs per block hour attributable to operating fewer than twelve (12) Aircraft but not for higher costs per block hour attributable to higher than anticipated rate levels (e.g., power by the hour agreements) or attributable to start-up expenses. All operating costs reported by Mesaba during the Phase-in Period shall be in accordance with generally accepted accounting practice and principles consistently applied. Both parties agree to develop a mutually acceptable budget for the Phase-in Period not less than sixty (60) days prior to the date on which the first Aircraft commences revenue service, and will review and consult with respect to this budget throughout the Phase-in Period. The Phase-in Period Block Hours Payment Rate shall not exceed [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT].

     The Phase-in Period Block Hours Payment Rate shall be calculated as follows:

     [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE
SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR
CONFIDENTIAL TREATMENT]