Form 10-K405
period 1997-03-31
MESABA HOLDINGS INC
filed 1997-06-30
CIK 835768

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K
(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 1997
                               OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File No. 0-17895

                      MESABA HOLDINGS, INC.
                      ---------------------
     (Exact name of registrant as specified in its charter)

         Minnesota                                  41-1616499
 ------------------------------          -----------------------------------
(State of other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                           7501 26th Avenue South
                       Minneapolis, Minnesota  55450
             -------------------------------------------------
            (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (612) 726-5151

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 6, 1997 was approximately $194,919,000.

As of June 6, 1997, there were 12,781,546 shares of Common Stock of the registrant issued and outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

Document Incorporated                Part of Form 10-K
-------------------------------      ------------------
Proxy Statement for 1997 Annual
Meeting of Shareholders                    Part III

                 CAUTIONARY STATEMENT UNDER THE
        PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements involve risks, uncertainties and other factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward- looking statements. Such factors include the ability of the Company to secure an extended Airlink Agreement with Northwest Airlines; changes in regulations affecting the Company, including DOT and FAA regulations; the acquisition and phase-in of a new fleet of aircraft; downturns in economic activity; and seasonal factors.

                             PART I

ITEM 1.     BUSINESS

     Mesaba Holdings, Inc. ("Mesaba Holdings" or the "Company") is the holding company for Mesaba Aviation, Inc. ("Mesaba"). Mesaba is a regional airline currently providing scheduled passenger service under the name "Mesaba Airlines/Northwest Airlink" to 67 cities and metropolitan areas in Minnesota, Iowa, Nebraska, New York, North Dakota, South Dakota, Indiana, Wisconsin, Illinois, Michigan, Ohio, Pennsylvania, Kentucky, Tennessee, West Virginia, Virginia and the Province of Ontario, Canada. All flights currently operated by Mesaba are designated as Northwest Airlines flights under the Airlink Agreement with Northwest Airlines, Inc. ("Northwest"). Mesaba's flight schedules are coordinated with those of Northwest to facilitate interline connections at the Minneapolis/Saint Paul International Airport and the Detroit Metropolitan Airport.

     On October 25, 1996, Mesaba signed an agreement with Northwest to fly 12 RJ85 regional jets under a new Regional Jet Services Agreement ("Jet Agreement"). Mesaba will lease the aircraft from Northwest, which ordered 12 aircraft from Aero International (Regional) and obtained options for an additional 24 aircraft. Northwest and Mesaba have no agreement that would allow any option aircraft, if obtained by Northwest, to be operated by Mesaba. Mesaba began taking delivery of the RJ85 aircraft in April 1997 at a rate of approximately one aircraft per month. As additional consideration for the regional jet opportunity, the Company issued a warrant to Northwest that allows Northwest to purchase up to 615,000 shares of the Company's common stock. The warrant will become exercisable with respect to 1/12 of the shares with each delivery of the 12 RJ85 aircraft at an exercise price of $10.875, the closing price of the Company's stock on October 25, 1996

     On March 7, 1996, Mesaba entered into a preliminary agreement with Saab Aircraft of America, Inc. ("Saab") for the acquisition of 30 new Saab 340BPlus aircraft and 20 used Saab 340A aircraft. As of March 31, 1997, 13 Saab 340A and 11 Saab 340BPlus aircraft have been delivered. The remaining aircraft are expected to be phased into service over the next 1-1/2 years to replace Mesaba's remaining fleet of 25 deHavilland Dash 8 and eight Fairchild Metro III aircraft. The Company also entered into an option agreement for 10 additional new Saab 340BPlus aircraft and 12 additional used Saab 340A aircraft.

NORTHWEST AIRLINK AGREEMENT

     Effective December 1, 1984, Mesaba entered into a cooperative marketing agreement with Northwest. The agreement was restated as the Airline Services Agreement, dated as of September 15, 1988 and made effective December 10, 1988, to include service to and from Northwest's hub airport at Detroit, Michigan. Mesaba and Northwest subsequently amended the Airline Services Agreement effective April 1, 1992 and January 1, 1996 (as amended, the "Airlink Agreement") to provide, among other things, a five-year contract extension to March 31, 1997, exclusive rights to designated service areas and support in acquiring new aircraft and equipment. During the year ended
March 31, 1997, approximately 72% of all of Mesaba's passengers connected with Northwest flights, either at Minneapolis/Saint
Paul, Minnesota or Detroit, Michigan.

     Under the Airlink Agreement, all flights that Mesaba currently operates are designated as Northwest flights using Northwest's designator code in all computer reservations systems, including the Official Airline Guide, with an asterisk and a footnote indicating that Mesaba is the carrier providing the service. In addition, flight schedules of Mesaba and Northwest are closely coordinated to facilitate interline connections, and Mesaba's passenger gate facilities at the Minneapolis/Saint Paul International Airport and Detroit Metropolitan Airport are integrated with Northwest's facilities in the main terminal buildings, rather than at the more remote commuter air terminals. Its agreement with Northwest also permits Mesaba to offer its passengers fares between the cities serviced by Mesaba and all of the destinations served by Northwest as well as participation in Northwest's frequent flyer program.
Mesaba's aircraft are painted the colors of Northwest Airlines in a distinctive "Northwest Airlink" configuration, with a Northwest Airlines logo in addition to Mesaba's name.

     Mesaba, through the Airlink Agreement and other agreements, receives ticketing and certain check-in, baggage and freight handling services from Northwest at certain airports. In addition, Mesaba receives its computerized reservations services from Northwest. Northwest also performs all marketing schedules and yield management and pricing services for Mesaba's flights.

     The Airlink Agreement extended through March 31, 1997, and continues indefinitely thereafter, subject to termination by either party on eight months' notice given any time after July 31, 1996. The January 1, 1996 amendment to the Airlink Agreement sets forth a revised compensation methodology for the period from January 1, 1996 through March 31, 1997. The Airlink Agreement is binding upon the successors and assigns of Northwest and Mesaba. See "Agreement with Northwest Relating to Distribution of Subsidiary" below.

     On June 4, 1997 the Company signed a Memorandum of Understanding ("MOU") with Northwest on a long-term contract for Mesaba to continue operating as Northwest Airlink. The MOU grants all Airlink turboprop flying out of Northwest's Minneapolis/St. Paul and Detroit hubs to Mesaba effective August 1, 1997. As consideration for the additional flying, the Company will issue a warrant to Northwest for the purchase of 880,000 shares of the Company's common stock at an exercise price of $14.125. The warrant will have a term of ten years. The MOU continues the existing compensation methodology set forth in the January 1, 1996 amendment to the Airlink Agreement. Additionally, the MOU continues Northwest's current right to approve any new Chief Executive Officer (see "Agreement with Northwest Relating to Distribution of Subsidiary" below). Both the Company and Northwest anticipate the terms of the MOU will be incorporated into the final, ten year airline services agreement, which is expected to be executed on or before June 30, 1997.

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

AGREEMENT WITH NORTHWEST RELATING TO DISTRIBUTION OF SUBSIDIARY
---------------------------------------------------------------

     The Company, Mesaba and Northwest are parties to an Agreement dated May 18, 1995 (the "Distribution Agreement") relating to the spin-off from the Company of its Airways Corporation subsidiary, which occurred on September 7, 1996 (the "Spin-off"). The Distribution Agreement requires Northwest and Mesaba to enter into good faith negotiations to amend the Airlink Agreement to provide for a term of not less than 10 years.

     The Distribution Agreement gives Northwest the right to determine, at its discretion, all schedules and aircraft routing for Mesaba's flights departing on and after the Spin-off date.
In consideration for allowing Northwest control over scheduling and routing, Northwest agreed to make quarterly payments to Mesaba which, together with payments under the Airlink Agreement, guaranteed that Mesaba's quarterly pre-tax income through March 31, 1997 would be not less than the following amounts:

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

     No quarterly guarantee payments were required to be made through the year ended March 31, 1997. There is no minimum pre-tax income guarantee in the MOU.

     Pursuant to the Distribution Agreement, Northwest exercised stock purchase warrants to purchase 1,499,078 shares of the Company's Common Stock for an aggregate cash price of $4,477,563. In lieu of receiving its pro rata distribution of 1,719,134 shares of Airways Common Stock in the Spin-off, Northwest was issued additional shares of Company Common Stock in a private placement transaction, which resulted in ownership by Northwest of 29.7% of the Company's Common Stock issued and outstanding immediately following the Spin-off date.

     Prior to the Spin-off date, the Company and Mesaba made additional capital contributions to Airways and its subsidiary consisting of cash, tax sharing payments, and other assets having a total book value of $20.25 million. In addition, the Company made capital contributions to AirTran Airways totaling $8.75 million. The Distribution Agreement also provided for the designation by Northwest of three members of the Boards of Directors of the Company and Mesaba and for the resignation from the Company of certain of its executive officers and directors. During the period that the income guarantee described above remained in effect, Mesaba's Chief Executive Officer was required to be reasonably acceptable to Northwest. Northwest's right to approve Mesaba's Chief Executive officer has been extended under the MOU.

     The Distribution Agreement also resolved certain cost disputes between Northwest and Mesaba relating to the sharing of Mesaba's operating cost increases and payment of holding company costs, resulting in net cash payments by Northwest to Mesaba of $443,595.

Route System

     The following tables set forth certain information with respect to Mesaba's scheduled route system for June 1997.
                                                         Number of
                  Nonstop air                            roundtrips
                  mileage from             Date            from
                  Minneapolis/           airline        Minneapolis/
                   Saint Paul            service         Saint Paul
 City               Airport             commenced        per week
-----------------  ---------        -----------------  -----------
Minneapolis/
  Saint Paul, MN      ---              February 15, 1973      --
Grand Rapids, MN      161              February 15, 1973      21
Brainerd, MN          113              February 1, 1981       42
Pierre, SD            350              December 15, 1983      21
Sioux Falls, SD       197              December 15, 1983      20
Bemidji, MN           199              December 1, 1984       42
Thief River Falls, MN 261              May 15, 1985           21
Aberdeen, SD          257              December 15, 1985      28
Des Moines, IA        232              June 1, 1986           39
Wausau, WI            175              June 15, 1986          53
Lincoln, NE           332              October 1, 1986        27
Grand Forks, ND       284              October 1, 1986        26
Watertown, SD         193              October 1, 1986        27
Fargo, ND             223              January 15, 1987       14
Omaha, NE             282              June 1, 1987            7
Moline, IL            274              June 10, 1988          33
Houghton/Hancock, MI  277              February 22, 1989      27
Marquette, MI         296              February 22, 1989      27
LaCrosse, WI          120              January 31, 1991       47
Bloomington, IL       374              September 15, 1992     14
Champaign, IL         419              January 31, 1993        7
Thunder Bay, Ontario  304              March 16, 1993         20
St. Cloud, MN          67              July 1, 1993           37
Escanaba, MI          304              August 16, 1993        14
Ely, MN               213              May 26, 1995            8
Bismarck, ND          386              September 1, 1995       6
Kalamazoo, MI         426              November 1, 1995       13
Rochester, MN          76              April 1, 1996          27
Kenora, Ontario       343              May 22, 1997            8
Green Bay, WI         252              June 6, 1997            7
Cincinnati, OH        596              June 6, 1997            7
Traverse City, MI     375              June 6, 1997           14

                                                        Number of
                  Nonstop air              Date         roundtrips
                  mileage from           airline           from
                    Detroit              service         Detroit
 City               Airport             commenced        per week
-----------------  ---------        -----------------  -----------
Detroit, MI           ---              December 10, 1988     ---
Erie, PA              163              December 10, 1988      34
Akron/Canton, OH      134              December 10, 1988      32
Dayton, OH            166              December 10, 1988      26
Flint, MI              56              January 8, 1989        39
Traverse City, MI     207              January 8, 1989        34
Pellston, MI          242              January 8, 1989        42
Wausau, WI            363              January 8, 1989        42
Houghton/Hancock, MI  425              February 22, 1989      21
Marquette, MI         364              February 22, 1989      21
Toledo, OH             49              April 2, 1989          46
Muskegon, MI          161              October 11, 1989       28
Columbus, OH          155              August 1, 1990          6
Kalamazoo, MI         113              September 6, 1990      26
Cincinnati, OH        229              September 6, 1990      33
Lansing, MI            74              November 14, 1990      20
Youngstown, OH        153              May 1, 1991            25
Fort Wayne, IN        128              June 1, 1991           27
Lexington, KY         296              June 10, 1991          33
Charleston, WV        281              July 8, 1991           32
London, ON            125              September 5, 1991      25
Binghamton, NY        378              July 1, 1992           25
Roanoke, VA           382              August 1, 1992         32
Lafayette, IN         224              September 9, 1992      26
Bloomington, IL       314              September 15, 1992     26
South Bend, IN        157              November 16, 1992      27
Louisville, KY        306              June 1, 1993            6
Escanaba, MI          305              August 16, 1993        21
Champaign, IL         298              September 9, 1993      26
Evansville, IN        364              October 1, 1993        26
Knoxville, TN         443              October 1, 1993         7
State College, PA     300              January 31, 1994       28
Saginaw, MI            98              June 1, 1995            6
Benton Harbor, MI     158              June 20, 1995          28
Harrisburgh, PA       370              December 1, 1994        7
Ottawa, Ontario       439              May 1, 1995            25
Elmira, NY            331              November 15, 1995      25
Allentown, PA         424              December 15, 1995       7
Cleveland, OH          95              December 15, 1995      13
Buffalo, NY           240              July 1, 1996            8
Rochester, NY         296              September 10, 1996      6
Appleton, WI          297              October 1, 1996        27
Rockford, IL          295              October 1, 1996        24
Pittsburgh, PA        201              December 18, 1996       6
Owensboro, KY         369              June 1, 1997            6
Des Moines, IA        534              June 6, 1997            7

     From time to time Mesaba reviews the feasibility of expanding the frequency of its service to airports currently being served, as well as initiating passenger service to additional cities generally within its service area. Mesaba works closely with Northwest to coordinate flight schedules and to facilitate connections between Mesaba and Northwest. See "Business - Northwest Airlink Agreement."

AIRCRAFT

     The following table sets forth certain information as to Mesaba's passenger aircraft fleet as of June 1, 1997:

                                          Approximate  Approximate
                                             single      average
                                             flight      cruising
      Type of        Number of  Seating       range       speed
     aircraft        aircraft   capacity     (miles)     (M.P.H.)
-------------------  ---------  ---------  -----------  -----------
Fairchild Metro III      5         19           650          300
deHavilland Dash 8      25         37           500          285
Saab 340                28        30/34         500          300
Avro RJ85                2         69         1,400          410

     Mesaba leases its Avro RJ85 aircraft from Northwest under operating leases with terms of up to 10 years. The Jet Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events. The Avro RJ85 aircraft are fast, pressurized jet airplanes with galleys, dual class cabin, standup headroom, lavatories, ACARS, radar, ground proximity warning, traffic collision avoidance and de-icing systems.

     Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through sub-leases with Northwest under operating leases with terms of up to 16 years. The Airlink Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events. The Saab 340 aircraft are fast, fuel efficient, pressurized turboprop airplanes with galleys, standup headroom, lavatories, radar, global positioning, ground proximity warning, traffic collision avoidance and de-icing systems.

     Mesaba sub-leases its deHavilland Dash 8 aircraft from Northwest under operating leases with terms of up to five years. The Airlink Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events. The Dash 8 aircraft are pressurized turboprop airplanes with galleys, standup headroom, lavatories, radar, ground proximity warning, traffic collision avoidance and de-icing systems.

     Mesaba leases all of its Fairchild Metro III aircraft, directly from aircraft leasing companies. The Fairchild Metro III aircraft are fast, fuel-efficient, pressurized turboprop airplanes with radar, ground proximity warning, traffic collision avoidance and de-icing systems.

     Mesaba intends to replace its remaining fleet of Dash 8 and Metro III aircraft with Saab 340 aircraft over the course of the next 15 months.

     All of Mesaba's aircraft comply fully with all Federal Aviation Regulations ("FARs") issued by the Federal Aviation Administration ("FAA").

     As of June 1997, Mesaba's existing fleet of Avro RJ85, Saab 340, Dash 8 and Metro III aircraft have remaining lease terms of two months to 16 years and aggregate monthly lease payments of approximately $3,600,000. As of June 1, 1997, Mesaba has removed 21 Metro III aircraft from revenue service and 14 of those aircraft have been returned to lessors.

COMPETITION
-----------

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

     Competitive factors in the airline industry generally include fares, frequency and dependability of service, convenience of flight schedules, type of aircraft flown, airports served, relationships with travel agents, and efficiency and reliability of reservations systems and ticketing services. The compatibility of flight schedules with those of other airlines and the ability to offer through fares and convenient inter-airline flight connections are also important competitive factors. The Company believes that Mesaba is competitive with respect to each of such factors because of its established reputation, cost structure, aircraft fleet which is properly suited for the small and medium-sized cities served, and especially its relationship with Northwest.

FUEL

     The cost of aviation fuel is one of the Company's largest operating expenses, accounting for 10.7% of total operating costs for the year ended March 31, 1997, 11.3% the year ended March 31, 1996, and 11.3% for the year ended March 31, 1995.

     The Company has arrangements with Northwest and nine major fuel suppliers for substantial portions of its fuel requirements. The Company believes that such arrangements assure an adequate supply of fuel for current and anticipated future operations. Both the cost and availability of fuel, however, are subject to factors beyond the control of the Company. Certain provisions of the amended Airlink Agreement protect Mesaba from future increases in aviation fuel prices.

FARES

     Mesaba derives its passenger revenues by selling its seat capacity to Northwest at predetermined rates. Under the Airlink Agreement, Mesaba has the ability to enter into arrangements with other air carriers for proration of fares for service to cities not served by Northwest, so long as Mesaba does not use the "NW" designator code or Dash 8, Saab 340 and RJ85 aircraft with respect to such service. Fares vary primarily in relation to the length of the flight and other factors.

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

     FAA REGULATION. Mesaba holds an "Air Carrier Operating Certificate" from the FAA permitting it to conduct flight operations in compliance with applicable FAA regulations. Effective March 29, 1997, Mesaba completed transition of its operations to the new Part 119 of the Federal Aviation Regulations, so that its entire operation is now governed by the same regulatory requirements applied to major airlines. The FAA regulations to which Mesaba is subject are extensive and include, among other items, regulation of aircraft maintenance and operations, equipment, ground facilities, dispatch, communications, training, weather observation, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain operating, airworthiness and other certificates that are subject to suspension or revocation for cause. Mesaba holds all certificates necessary for its operations.

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

AIRCRAFT MAINTENANCE

     Mesaba employs its own aircraft, avionics and engine maintenance staff that performs substantially all routine maintenance to its aircraft and engines. Major overhauls on its airframes, engines, and other rotable parts on Dash 8, Saab 340 and RJ85 aircraft are performed at FAA authorized facilities.
Major overhauls of the Metro III aircraft are performed internally. Major overhauls on Saab 340 airframes are anticipated to be done internally during fiscal 1998.

AIRPORT AND TERMINAL FACILITIES AND SERVICES

     Mesaba's ticket counter and baggage handling space is leased from local airport authorities or other airlines at all of the airports served. In 30 of the cities it serves, Mesaba receives support service under agreements with Northwest. The duration of the leases and service agreements vary.

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

     Mesaba leases approximately 394,000 square feet of facilities, ramp, parking and unimproved land at the Detroit Metropolitan Airport under separate ground and facilities leases. The facilities lease covers approximately 45,000 square feet of hangar and maintenance space and obligates Mesaba to pay monthly rentals ranging between approximately $22,000 and $36,000 until August 1, 2002 as part of Special Facilities Bond financing provided by Wayne County, Michigan. The ground lease has a 20- year term concurrent with the facilities lease which expires August 1, 2010. Monthly lease payments of approximately $7,000 are currently required under the ground lease, subject to an annual adjustment on January 1 each year based upon the percentage change in an index published by the Bureau of Labor Statistics of the U.S. Department of Commerce.

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

EMPLOYEES

     As of June, 1997, Mesaba employed 1,976 persons, of whom 555 were pilots, 245 were management, administrative and clerical personnel, 261 were aircraft maintenance personnel, 696 were station managers, station agents and line services personnel, and 219 were flight attendants. Approximately 368 of Mesaba's employees are part-time.

     Mesaba's pilots are represented by the Air Line Pilots Association ("ALPA"). Mesaba concluded negotiations with ALPA and reached a new collective bargaining agreement effective June 1, 1996, with a term of four years. In October, 1996, Mesaba and ALPA reached agreement on a modification of the collective bargaining agreement which, in addition to other enhancements, increased the term to six years.

     On July 23, 1996, the National Mediation Board held an election involving Mesaba's aircraft mechanics. In this election, the mechanics voted in favor of union representation by the Aircraft Mechanics Fraternal Association ("AMFA"). Formal negotiations have not begun, although Mesaba has received indications from AMFA that negotiations will begin on June 25, 1997. Any work stoppage, whether from a failure to enter into a new collective bargaining agreement or otherwise, could have a material adverse impact on the Company.

Mesaba has had no work stoppages and management, in general, believes that its relations with its employees are good.

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

     EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information regarding the executive officers of Mesaba Holdings, Inc. and Mesaba Aviation,
Inc., a subsidiary of Mesaba Holdings, Inc.

                                                               Officer
    Name              Age               Position                 since
--------------        ----    -------------------------------   -------
Carl R. Pohlad         81     Chairman of Mesaba Holdings and    1995
                              Mesaba Aviation, Inc.

Bryan K. Bedford       35     President and Chief Executive      1995
                              Officer of Mesaba Holdings and
                              Mesaba Aviation, Inc.

John S. Fredericksen   48     Vice President, Administration,    1992
                              General Counsel and  Secretary
                              of Mesaba Holdings and Mesaba
                              Aviation, Inc.

F. Darrell Richardson  51     Vice President and Chief           1995
                              Operating Officer of Mesaba
                              Aviation, Inc.

Scott R. Durgin        35     Vice President, Customer Service   1996
                              of Mesaba Aviation, Inc.

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

     F. DARRELL RICHARDSON joined the Company as Vice President and Chief Operating Officer in September 1995. Mr. Richardson was Senior Vice President, Operations of Phoenix Airline Services, Inc. from November 1993 until joining the Company. He served as President and Chief Executive Officer of United Aerodynamics Corporation from July 1991 to October 1993, and as Vice President of Maintenance and Engineering of Continental Express from June 1989 to June 1991. Prior to June 1989, Mr. Richardson was employed in various positions in the aviation industry, beginning in 1968.

     SCOTT R. DURGIN joined the Company as Vice President, Customer Service in December 1996. Mr. Durgin was Vice President, Customer Service of Business Express Airlines from May 1995 until joining the Company. He served as a Regional Director for Express I Airlines from December 1991 to May 1995, and held various positions, the last being Director of Stations, at Pilgrim Airlines from 1983 until December 1991.

Item 2.  PROPERTIES

         See information provided under the captions "Business -
Aircraft," "- Airport and Terminal Facilities and Services," and "- Properties" in Item 1 herein.

Item 3.  LEGAL PROCEEDINGS

         The Company is not currently a party to any material pending legal proceedings. From time to time the Company may become involved in routine litigation incidental to its business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         DURING FOURTH QUARTER OF FISCAL YEAR

         There were no matters submitted to a vote of the Company's shareholders during the three-month period ended March 31, 1997.

                            PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS


     The Company's Common Stock is traded under the symbol "MAIR" on the NASDAQ National Market.

     The following table sets forth the range of high and low sale prices for the Company's Common Stock and the dividends per share for each of the fiscal quarters of the two years ended March 31, 1997. Quotations for such periods are as reported by NASDAQ for National Market issues.

STOCK QUOTATIONS
                                                        Dividends
                       High             Low             per share
                      ------           ------          ----------
Fiscal 1996
      First quarter   $ 11             $ 7-1/2            $.03
      Second quarter    14               4-7/8              -
      Third quarter      8-7/8           4-7/8              -
      Fourth quarter    11-1/4           7                  -

Fiscal 1997
      First quarter     13              10                  -
      Second quarter    12               8-7/8              -
      Third quarter     15-3/8           9-3/4              -
      Fourth quarter    16-1/8          11-1/4              -

     On November 10, 1995, the Company announced that it would discontinue payment of quarterly dividends. The last dividend of $.03 per share was paid for the quarter ended September 30, 1995. The Company intends to retain earnings for use in the operation of its business.

     On June 6, 1997, the number of holders of record of Common
Stock was 981.

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

                                   Year Ended March 31,
                        ----------------------------------------------
                         1997      1996      1995      1994      1993
                        ------    ------    ------    ------    ------
                       (amounts in thousand share and per share data)

Statement of Operations Data:
Operating revenues     $185,701  $170,455  $145,900  $129,582  $124,331
Operating expenses     $166,118  $158,148  $141,541  $122,983  $112,028
                       --------  --------  --------  --------  --------
Operating income       $ 19,583  $ 12,307  $  4,359  $  6,599  $ 12,303
                       ========  ========  ========  ========  ========
Net income             $ 11,986  $ 56,275* $  2,606  $  3,663  $  6,740
                       ========  ========  ========  ========  ========
Net income per share   $   0.93  $   4.81* $   0.29  $   0.40  $   0.75
                       ========  ========  ========  ========  ========
Dividends per share           -  $   0.03  $   0.12  $   0.12  $   0.12
                       ========  ========  ========  ========  ========
Weighted Average
number of shares
outstanding             12,873    11,689      9,113     9,069     8,990
                       ========  ========  ========  ========  ========

*Includes non-taxable gain of $49, 303 from distribution of subsidiary


                                   Year Ended March 31,
                         1997      1996      1995      1994      1993
                        ------    ------    ------    ------    ------
                                  (dollars in thousands)
Balance Sheet Data:
Current assets         $ 71,201  $ 44,465  $ 46,154  $ 42,942  $ 25,724
Net property and
equipment                19,772    12,388    14,931    13,863    21,319
Other noncurrent assets  13,593     1,351     5,799     3,258     5,055
                       --------  --------  --------  --------  --------
Total assets           $104,566  $ 58,204  $ 66,884  $ 60,063  $ 52,098
                       ========  ========  ========  ========  ========

Current liabilities    $ 33,393  $ 17,323  $ 17,052  $ 11,674  $ 16,695
Long-term liabilities    21,379     6,466     7,388     8,264     9,038
Shareholders' equity     49,794    34,415    42,444    40,125    26,365
                       --------  --------  --------  --------  --------
Total liabilities and
shareholders' equity   $104,566  $ 58,204  $ 66,884  $ 60,063  $ 52,098
                       ========  ========  ========  ========  ========

                   Mesaba Aviation, Inc. (1)
                         Year ended March 31,
                               1997       1996       1995       1994       1993
                            ---------  ---------  ---------  ---------  ---------
Selected Operating Data:
Revenue passengers carried  1,959,632  1,572,401  1,433,605  1,429,836  1,306,750
Revenue passenger
     miles (000's)(2)         445,871    344,592    314,636    299,267    270,137
Available Seat
     miles (000's)(3)         864,083    705,182    732,018    663,578    536,216
Passenger revenue per
     available seat mile       $ .215     $ .204     $ .191     $ .198     $ .232
Cost per available seat mile   $ .192     $ .190     $ .178     $ .185     $ .208
Passenger load factor(4)         51.6%      47.1%      44.6%      45.1%      50.4%
Break-even load facot (5)        46.3%      43.3%      40.9%      42.8%      45.6%
Yield per revenue
passenger mile (6)             $ .416     $ .434     $ .428     $ .427     $ .455
Departures                    144,266    123,985    114,399    108,141     89,011

__________________________


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

(5) "Break-even load factor" is computed by dividing the sum of the airline operating expenses and net interest expense by total airline operating revenues and multiplying the result by the passenger load factor.

(6) "Yield per revenue passenger mile" is determined by dividing passenger revenue by revenue passenger miles.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION


EARNINGS SUMMARY

     Mesaba Holdings, Inc. (the "Company"), parent company of Mesaba Aviation, Inc. ("Mesaba") reported net income of $12.0 million or $.93 per share for the fiscal year ended March 31, 1997, compared to $56.3 million or $4.81 per share in fiscal 1996 and $2.6 million or $.29 per share in fiscal 1995. The fiscal 1996 net earnings included a non-taxable $49.3 million gain resulting from the spin- off of Airways Corporation ("Airways"). Fiscal 1996 net income per share without the gain was $.60 including a $.02 contribution from AirTran Airways. The $.29 per share earnings in fiscal 1995 included a $.38 per share loss from Airways. Weighted average shares outstanding increased to 12.9 million in the current year from 11.7 million and
9.1 million respectively. The increase in the average number of shares outstanding was due primarily to the issuance of shares to Northwest Aircraft, Inc. in lieu of Airways shares, Northwest exercising pre-existing warrants, and the exercise of stock options by current and former employees.

RESULTS OF OPERATIONS

     Operating Revenues. Operating revenues rose 8.9% to $185.7 million in fiscal 1997 from $170.5 million in fiscal 1996 and $145.9 million in fiscal 1995. Operating revenues for fiscal 1996 and 1995 included revenues from Airways of $18.7 million and $9.6 million, respectively. Mesaba's revenues increased 22.3% in 1997 to $185.7 million from $151.8 million in 1996. Passenger revenue per available seat mile ("RASM") increased 3.9% to $0.212 from $0.204 and $0.191 respectively. Mesaba's average passenger load factor was 51.6% in 1997, up from 47.1% in 1996 and 44.6% in 1995. The improvement in traffic, load factor and RASM are attributable to the inclusion of Mesaba's flights in Northwest pricing and promotional discount fare programs, as well as overall increases in passenger demand within the industry.

     OPERATING EXPENSES. Total operating expenses increased 5.1% to $166.1 million in 1997 from $158.1 million in 1996 and $141.5 million in 1995. Operating expenses for 1996 and 1995 included expenses from Airways of $18.7 million and $16.0 million, respectively. Mesaba's operating expenses increased 19.1% in 1997 to $166.1 million from $139.4 million and 11.1% from $125.5 million in 1995. Mesaba experienced a 1.1% increase in the cost per available seat mile (CASM) to 19.2 cents compared with 19.0 cents in 1996.
Seat capacity (measured in ASMs) increased 18.0% in 1997 to 864.0 million as a result of increased utilization of the existing Dash 8 aircraft and the replacement of Metro III aircraft with Saab 340A and 340BPlus aircraft. In addition to the replacement aircraft, Mesaba took delivery of five additional Saab 340 aircraft. Mesaba has taken delivery of 13 Saab 340A and 11 340BPlus aircraft this year, 22 of which were in revenue service at March 31, 1997. As of June, 1997, 21 Metro III aircraft have been removed from revenue service. The following table compares components of Mesaba's operating cost per ASM for the years ended March 31, 1997, 1996 and 1995:

                                1997        1996      1995
                              --------    --------   --------
        Wages and benefits     5.8CENTS    6.0CENTS   5.4CENTS
        Fuel                   2.1         2.0        2.0
        Direct maintenance     2.9         2.4        1.3
        Rents                  3.6         4.1        4.4
        Landing fees           0.6         0.5        0.6
        Insurance and taxes    0.6         0.7        0.6
        Depreciation and
          amortization         0.5         0.6        0.8
        Other                  3.1         2.7        2.7
                              ---------   --------   --------
        Total                 19.2CENTS   19.0CENTS  17.8CENTS
                              =========   ========   ========

     Wages and benefits increased to $49.9 million in fiscal 1997 compared to $47.0 million in fiscal 1996 and $41.0 million in 1995. Wages and benefits for 1996 and 1995 included expenses of Airways of $3.1 million and $2.8 million, respectively. Mesaba's wages and benefits increased 13.6% to $49.9 million from $43.9 million in fiscal 1996. The increase is a result of increased cost of flight crews due to a 14.1% increase in block hours flown and the addition of flight crews to support the Saab fleet transition program. Mesaba also experienced an increase in wage and benefit cost of support personnel due to an increase in scheduled operations. Overall, personnel levels (measured on a full time equivalent basis at the fiscal year end) increased 18.7% to approximately 1,731 from 1,458.

     Total fuel costs increased to $17.9 million in fiscal 1997 from $17.7 million in fiscal 1996 and $16.0 million in fiscal 1995. Airways total fuel expense was $2.9 million in 1996 and $2.2 million in 1995. Mesaba's fuel costs increased 20.6% to $17.9 million from $14.9 million in 1996. The increase is attributable to a 17.4% increase in consumption and a 4.4% increase in fuel cost per gallon. The average price per gallon, including taxes and into plane fees, was 83.5 cents in fiscal 1997 compared to 80.3 cents in fiscal 1996 and 77.9 cents in fiscal 1995. Until October 1995, airlines were exempt from a 4.3 cents per gallon federal tax on aviation fuel. The additional taxes increased Mesaba's fuel costs by $0.4 million in fiscal 1996. Certain provisions of the Airlink Agreement protect Mesaba from future increases in fuel prices.

     Direct maintenance expense, excluding wages and benefits costs, increased to $25.0 million in fiscal 1997 from $20.0 million in fiscal 1996 and $11.5 million in fiscal 1995. Airways' direct maintenance expense was $2.2 million in 1996 and $1.0 million in 1995. Mesaba's direct maintenance cost increased 40.8% to $25.0 million from $17.8 million. This increase was attributable to the addition of 13 Saab 340A and 11 Saab 340BPlus aircraft to the fleet and the transfer of all costs of major overhauls and repairs on the Dash 8 fleet to Mesaba from Northwest. This increase was partially offset by lower costs associated with the Metro III fleet due to 21 aircraft having been removed from service. Under the terms of the amended Airlink Agreement effective January 1, 1996, Mesaba became solely responsible for the direct maintenance costs of the Dash 8 aircraft. This cost was approximately $8.6 million in fiscal
1997.  Prior to that date those expenses were paid by Northwest.

     Aircraft rentals were $31.2 million in fiscal 1997, $31.3 million in fiscal 1996 and $32.3 million in fiscal 1995. Airways' aircraft rentals were $1.5 million in fiscal 1996 and $1.0 million in fiscal 1995. Mesaba's aircraft rentals increased 4.7% to $31.2 million from $29.8 million. Mesaba added 13 Saab 340A and 11 Saab 340BPlus aircraft during the period and returned 14 Metro III aircraft to lessors.

     Landing fees were $4.8 million in fiscal 1997, $4.5 million in fiscal 1996 and $4.2 million in fiscal 1995. Airways' landing fees were $0.5 million in fiscal 1996 and $0.3 million in fiscal 1995. Mesaba's landing fees increased $0.8 million or 18.9% to $4.8 million from $4.0 million in fiscal 1996. The increase is attributable to a 16.4% increase in departures and an increase in the average gross landing weight due to the changing mix of aircraft. This increase was partially offset by a slight decrease in the overall effective landing fee rate.

     Insurance and taxes were $5.3 million in fiscal 1997, $5.9 million in fiscal 1996 and $4.5 million in fiscal 1995. Airways' costs were $1.0 million in fiscal 1996 and $0.5 million in fiscal 1995. Mesaba's costs increased $0.4 million or 8.9% to $5.3 million from $4.9 million in fiscal 1996. This is due primarily to an increase in passenger liability insurance associated with increased passenger volume and an increase in property taxes and hull insurance caused by increasing fleet values associated with the Saab aircraft replacing Metro III aircraft.

     Depreciation and amortization totaled $4.3 million in fiscal 1997 compared to $4.9 million in fiscal 1996 and $6.1 million in fiscal 1995. Airways' depreciation and amortization totaled $0.6 million in 1996 and $0.5 million in 1995. Mesaba's depreciation and amortization increased 0.4% to $4.3 million. The increase in Mesaba's depreciation and amortization resulted from the acquisition of spare parts to support the Saab fleet offset by the elimination of capitalized overhauls and rotable parts depreciation as a part of the phase out of the Fokker F27 fleet. Generally, acquisition of spare parts for the Saab fleet are non-cash expenditures funded by credits issued by the aircraft manufacturer. In April 1992, the Company paid a contract rights fee in the form of amended stock purchase warrants to Northwest as part of the extension of the Airlink Agreement. Contract rights are being amortized on a straight-line basis over the extended term of the Airlink Agreement through March 31, 1997.
In October 1996, the Company paid a contract rights fee in the form of stock purchase warrant to Northwest as a part of the Jet Agreement. These contract rights are being amortized on a straight-line basis over the minimum term of the agreement through October 21, 2002.

     Administrative and other costs totaled $27.8 million in fiscal 1997, $27.3 million in fiscal 1996 and $26.0 million in fiscal 1995. Airways' administrative and other costs were $6.7 million in 1996 and $7.0 million in 1995. Mesaba's administrative and other costs increased 39.0% in 1997 to $27.8 million from $20.6 million. This increase is primarily attributable to higher passenger and airport related expenses due to increases in traffic and the number of cities served, significantly higher expenses for deicing aircraft and related interrupted trip expenses associated with inclement weather. Additionally, crew related expenses were higher due to increased flying and training to support the Saab fleet transition program.

     OPERATING INCOME.  The Company's operating income was $19.6 million in fiscal 1997, $12.3 million in fiscal 1996 and $4.4 million in fiscal 1995. Mesaba's operating income increased 59.1% to $19.6 million in 1997 from $12.4 million in 1996. Mesaba's operating margins were 10.5% in 1997, 8.2% in 1996 and 7.9% in 1995.

     NONOPERATING INCOME. Nonoperating income was $1.1 million in fiscal 1997, $0.3 million in fiscal 1996 (not including the one-time non taxable gain of $49.3 million on the spin-off of Airways) and $0.8 million in fiscal 1995. Interest income decreased $0.2 million to $1.6 million from $1.8 million. During the current year the Company invested in tax-free securities which lowers overall interest income but effectively maximizes the after-tax yield on its cash investments.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $8.7 million in fiscal 1997, $5.7 million in fiscal 1996 and $2.5 million in fiscal 1995. The effective tax rate decreased to 42.1% in 1997 from 44.8% in 1996 (not including the gain on distribution which is not taxable) and 49.2% in 1995. This decrease is due primarily to the lower level of nondeductible expenses as a percentage of taxable income.

LIQUIDITY AND CAPTAL RESOURCES

     The Company's working capital increased to $37.8 million with a current ratio of 2.1 at March 31, 1997 compared to $27.1 million and 2.6 at March 31, 1996. Cash and cash equivalents increased by $19.7 million to $49.1 million at March 31, 1997. Net cash flows provided by operating activities totaled $23.4 million in fiscal 1997 compared to $16.1 million in fiscal 1996. Net cash flows used for financing activities amounted to $0.1 million in fiscal 1997 and consisted of principal payments of $0.4 million offset by $0.3 million in proceeds from the exercise of stock options by current and former employees. For 1996, funds used for the distribution of Airways Corporation totaled $21.4 million, offset by a $3.8 million decrease of restricted cash related to Airways' air traffic liability.

     Mesaba has an approved $5.0 million unsecured revolving line of credit. This credit line was not utilized during fiscal 1997. In addition, a letter of credit facility totaling $0.2 million which secures a lease commitment to the County of Wayne, Michigan, for Mesaba's Detroit hangar.

     Long term debt, net of current maturities, totaled $5.2 million at March 31, 1997 and $5.7 million at March 31, 1996. Long term debt consists principally of capitalized lease financing for the Minneapolis/St. Paul and Detroit hangar facilities. The ratio of long term debt to stockholders' equity was .10 at March 31, 1997 compared to .16 at the end of fiscal 1996.

     As of June 1997, Mesaba's fleet consisted of 60 aircraft
covered under operating leases with remaining terms of two months to 16 years and aggregate monthly lease payments of approximately $3.6 million. Operating leases have been Mesaba's primary method for acquiring aircraft, and management expects to continue relying on this method to meet most of its future aircraft financing
needs.   Mesaba has negotiated a financing agreement with the
airframe manufacturer whereby operating lease financing for both used and new Saab 340 aircraft are committed to Mesaba on competitive rates and terms.

     Approximately 72% of Mesaba's passengers connected with Northwest in fiscal 1997, 71% in 1996 and 79% in 1995. Approximately 98% of the Company's accounts receivable balance at March 31, 1997 is due from Northwest. Loss of the Mesaba's affiliation with Northwest or Northwest's failure to make timely payment of amounts owed to Mesaba or to otherwise materially perform under the Airlink
Agreement for any reason would have a material adverse effect on Mesaba's operations and financial results.

     The Company has historically relied upon cash reserves and internally generated funds to support its working capital requirements. Management believes that funds from operations and existing cash balances will provide adequate resources for meeting non-aircraft capital needs in fiscal 1998.

 OTHER INFORMATION

     On June 4, 1997 the Company signed a Memorandum of
Understanding ("MOU") with Northwest on a long-term contract for Mesaba to continue operating as Northwest Airlink. The MOU grants all Airlink flying out of Northwest's Minneapolis/St. Paul hub to Mesaba effective August 1, 1997. The MOU continues the existing compensation methodology set forth in the January 1, 1996 amendment to the Airlink Agreement. Additionally, the MOU continues Northwest's current right to approve any new Chief Executive Officer. As consideration for the additional flights, the Company will issue a warrant to Northwest for the purchase of 880,000 shares of the Company's common stock at an exercise price of $14.125 per share.
The term of the warrant will be ten years. Both the Company and Northwest anticipate the terms of the MOU will be incorporated into the final, ten year airline services agreement, which is expected to be executed on or before June 30, 1997.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and the related Report of Independent Public Accountants are included in this Form 10-K on the pages indicated below.

                                                             Page

Report of Independent Public Accountants                       21

Consolidated balance sheets as of March 31, 1997 and 1996      22

Consolidated statements of operations for the years
     ended March 31, 1997, 1996 and 1995                       23

Consolidated statements of shareholders' equity for the years
     ended March 31, 1997, 1996 and 1995                       24

Consolidated statements of cash flows for the years
     ended March 31, 1997, 1996 and 1995                       25

Notes to consolidated financial statements                     26

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Mesaba Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Mesaba Holdings, Inc. (a Minnesota corporation) and Subsidiary as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesaba Holdings, Inc. and Subsidiary as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

                               ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
 May 2, 1997

              MESABA HOLDINGS, INC. AND SUBSIDIARY
                   Consolidated Balance Sheets
            (In Thousands, Except Share Information)

                                                     As of March 31,
                                                  ------------------
                                                    1997      1996
                      ASSETS                      --------  --------

CURRENT ASSETS:
Cash and cash equivalents                         $ 49,126  $ 29,428
Accounts receivable, net                            13,344     9,254
Inventories                                          2,077     1,666
Prepaid expenses and deposits                        3,054     2,774
Deferred income taxes                                3,600     1,343
                                                  --------  --------
Total current assets                                71,201    44,465

PROPERTY AND EQUIPMENT:
Facilities under capital lease                       9,147     9,147
Flight equipment                                    18,655    10,439
Other property and equipment                        12,008     9,644
Accumulated depreciation and amortization          (20,038)  (16,842)
                                                  --------  --------
Net property and equipment                          19,772    12,388

DEFERRED INCOME TAXES                                  283       312

OTHER ASSETS, net                                   13,310     1,039
                                                  --------  --------
                                                  $104,566  $ 58,204
                                                  ========  ========
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of capital lease obligations   $    425  $    399
Accounts payable                                    11,932     7,323
Accrued liabilities-
Payroll                                              6,589     3,871
Maintenance                                          7,469     3,341
Other                                                6,978     2,389
                                                  --------  --------
Total current liabilities                           33,393    17,323

CAPITAL LEASE OBLIGATIONS, net of current            5,194     5,654
maturities

OTHER NONCURRENT LIABILITIES                        16,185       812

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 15,000,000 shares
authorized; 12,784,046 and 12,736,046 shares           128       127
issued and outstanding, respectively
Paid-in capital                                     40,114    39,822
Warrants                                             3,100         -
Retained earnings (deficit)                          6,452    (5,534)

Total shareholders' equity                          49,794    34,415
                                                  --------  --------
                                                  $104,566  $ 58,204
                                                  ========  ========



The accompanying notes are an integral part of these consolidated balance sheets.

              MESABA HOLDINGS, INC. AND SUBSIDIARY
              Consolidated Statements of Operations
     (In Thousands, Except Share and Per Share Information)



                                        For the Years Ended March 31,
                                          1997      1996      1995
                                        --------  --------  --------
OPERATING REVENUES:
Passenger                               $183,409  $166,900  $142,470
General aviation, freight and other        2,292     3,555     3,430
                                        --------  --------  --------
Total operating revenues                 185,701   170,455   145,900

OPERATING EXPENSES:
Wages and benefits                        49,850    47,000    40,957
Aircraft fuel                             17,850    17,795    15,993
Aircraft maintenance                      25,012    19,518    11,539
Aircraft rents                            31,242    31,330    32,293
Landing fees                              4,770      4,474     4,200
Insurance and taxes                       5,307      5,886     4,495
Depreciation and amortization             4,265      4,854     6,086
Other                                     27,822    27,291    25,978
                                        --------  --------  --------
Total operating expenses                 166,118   158,148   141,541
                                        --------  --------  --------
Operating income                          19,583    12,307     4,359

NONOPERATING (EXPENSE) INCOME:
Interest expense                            (511)   (1,441)     (562)
Interest income and other                  1,625     1,761     1,332
 Gain on distribution of subsidiary            -    49,303         -
                                        --------  --------  --------
Income before income taxes                20,713    61,930     5,129

PROVISION FOR INCOME TAXES                 8,727     5,655     2,523
                                        --------  --------  --------
Net income                              $ 11,986  $ 56,275  $  2,606
                                        ========  ========  ========

NET INCOME PER SHARE                    $    .93  $   4.81  $    .29
                                        ========  ========  ========
WEIGHTED AVERAGE SHARES OUTSTANDING       12,873    11,689     9,113
                                        ========  ========  ========



The accompanying notes are an integral part of these consolidated statements.

                      MESABA HOLDINGS, INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                          For the Years Ended March 31
             (In Thousands, Except Share and  Per Share Information)

                                                                                                      Total
                                          Common Stock       Paid-In        Warrants      Retained Shareholders'
                                        Shares     Amount    Capital   Amount   Earnings   Equity    Shares
                                      ----------  --------  --------  --------  --------  --------  --------
BALANCE, March 31, 1994                8,436,689  $     84  $ 12,358  1,529,862 $  5,194  $ 22,489  $ 40,125

Exercise of stock options, net of
related tax effects                      157,900         2       647          -        -         -       649
Exercise of Warrants                      30,784         -       194    (30,784)    (105)        -        89
Dividends paid on common stock ($.12
per common share)                              -         -         -          -        -    (1,025)   (1,025)
Net income                                     -         -         -          -        -     2,606     2,606
                                      ----------  --------  --------  ---------  -------  --------  --------
BALANCE, March 31, 1995                8,625,373        86    13,199  1,499,078    5,089    24,070    42,444
Stock Dividend                         2,052,275        21    12,806          -        -   (12,827)        -
Exercise of stock options,
net of related tax effects               559,320         5     4,265          -        -         -     4,270
Exercise of warrants                   1,499,078        15     9,552 (1,499,078)  (5,089)        -     4,478
Distribution of Subsidiary                     -         -         -          -        -   (72,531)  (72,531)
Dividends paid on common stock
  ($.06 per common share)                      -         -         -          -        -      (521)     (521)
Net income                                     -         -         -          -        -    56,275    56,275
                                      ----------  --------  --------  ---------  -------  --------  --------
BALANCE, March 31, 1996               12,736,046       127    39,822          -        -    (5,534)   34,415
Issuance of warrants                           -         -         -    615,000    3,100         -     3,100
Exercise of stock options, net of
related tax effects                       48,000         1       292          -        -         -       293
Net income                                     -         -         -          -        -    11,986    11,986
                                      ----------  --------  --------  ---------  -------  --------  --------
BALANCE, March 31, 1997               12,784,046  $    128  $ 40,114    615,000  $ 3,100  $  6,452  $ 49,794
                                      ==========  ========  ========  =========  =======  ========  ========


  The accompanying notes are an integral part of these consolidated statements.

                MESABA HOLDINGS, INC. AND SUBSIDIARY
              Consolidated Statements of Cash Flows
                         (In Thousands)

                                           For the Years Ended March 31,
                                             1997      1996      1995
                                           --------  --------  --------
OPERATING ACTIVITIES:
Net income                                 $ 11,986  $ 56,275  $  2,606
Adjustments to reconcile net income to net
cash provided by operating activities-
Gain on distribution of subsidiary                -   (49,303)        -
Depreciation and amortization                 4,265     4,854     6,086
Accrued maintenance, long-term               (2,227)     (701)     (531)
Deferred income taxes                         2,228       293      (139)
Change in current operating items:
Accounts receivable, net                     (4,090)   (1,310)   (2,455)
Restricted cash                                   -         -    (3,765)
Inventories                                    (411)      164      (180)
Prepaid expenses and deposits                  (280)   (4,174)     (599)
Accounts payable and accrued liabilities     16,345    10,012     5,553
                                           --------  --------  --------
Net cash flows provided by operating
activities                                   23,359    16,110     6,576
                                           --------  --------  --------

INVESTING ACTIVITIES:
Acquisition of jet operation                      -         -    (2,500)
Purchases of property and equipment, net     (3,301)   (4,127)   (3,564)
(Increase) decrease in other assets            (215)        -    (1,266)
Decrease in other liabilities                    (4)       (4)      (17)
                                           --------  --------  --------
Net cash flows used for investing activities(3,520)    (4,131)   (7,347)
                                           --------  --------  --------

FINANCING ACTIVITIES:
Proceeds from issuance of debt                   -        300         -
Distribution of subsidiary                       -    (21,372)        -
Distribution of restricted cash of
subsidiary                                       -      3,765         -
Repayment of capital lease obligations        (434)      (322)     (503)
Proceeds from issuance of common stock         293      8,748       738
Dividends paid                                   -       (521)   (1,025)
                                           --------  --------  --------
Net cash flows used for financing activities  (141)    (9,402)     (790)
                                           --------  --------  --------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                 19,698      2,577    (1,561)
CASH AND CASH EQUIVALENTS:
Beginning of year                           29,428     26,851    28,412
                                           --------  --------  --------
End of year                                $49,126    $29,428   $26,851
                                           ========  ========  ========
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the year for-
Interest                                   $   511    $   555   $   576
                                           ========  ========  ========
Income taxes                               $ 7,948    $ 5,296   $ 2,759
                                           ========  ========  ========

The accompanying notes are an integral part of these consolidated statements.

              MESABA HOLDINGS, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
 (Dollars in Thousands, Except Share and Per Share Information)


1.Corporate Organization and Business:

CORPORATE ORGANIZATION

The consolidated financial statements include the accounts of Mesaba Holdings, Inc. (the "Company") and its subsidiary, Mesaba Aviation, Inc. ("Mesaba"). The statements also include the results of operations of Airways Corporation ("Airways") and its subsidiary Airtran Airways, Inc. ("Airtran Airways") prior to the distribution of 100% of the outstanding common stock of Airways to the Company's shareholders in September 1995 (see Note 7). All significant intercompany balances have been eliminated in consolidation.

BUSINESS

The Company operates a regional air carrier providing scheduled passenger and air freight service as Mesaba Airlines/Northwest Airlink under an Airline Services Agreement (the Airlink Agreement) with Northwest Airlines, Inc. (Northwest) to 67 cities in the Upper Midwest from Northwest's hub airports, Minneapolis/Saint Paul and Detroit. The Airlink Agreement provides for exclusive rights to designated service areas and extended through March 31, 1997, automatically renewing indefinitely thereafter. Either party may terminate the Airlink Agreement on eight months notice any time after July 31, 1996. Under the Airlink Agreement, all Mesaba flights appear in Northwest's timetables and Mesaba receives ticketing and certain check-in, baggage and freight-handling services from Northwest at certain airports. In addition, at certain airports Mesaba purchases fuel from Northwest. The Company paid $16,611 to Northwest for fuel, reservation systems, ground handling and other services in fiscal 1997, $7,526 in 1996 and $3,166 in 1995.
The Airlink Agreement provides for certain incentive payments from Northwest to Mesaba based on achievement of certain operational or financial goals, as defined. Such incentives totaled $1,960 in 1997, $1,643 in 1996, and $1,192 in 1995.
Mesaba also benefits from its relationship with Northwest through prorated fare arrangements and advertising and marketing programs.

Mesaba and Northwest entered into a Regional Jet Services Agreement, dated October 25, 1996 (the "Jet Agreement"), under which Mesaba will operate 12 Avro/AI(R) RJ85 ("RJ85") regional jets for Northwest. The aircraft will be subleased from Northwest and will be operated as Northwest Jet Airlink from Minneapolis/St. Paul and Detroit hubs according to routes and schedules determined by Northwest. Jet service began in June, 1997.

Approximately 72% of Mesaba's passengers connected with Northwest in fiscal 1997, 71% in 1996 and 79% in 1995. Approximately 98% of the March 31, 1997 accounts receivable balances in the accompanying consolidated balance sheet are due from Northwest.

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

2.SUMMART OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash equivalents consist primarily of U.S. government securities and interest-bearing deposits with maturities of less than 90 days and are stated at cost, which approximates market. In 1995, restricted cash represented amounts escrowed relating to the Company's air traffic liability associated with Airtran Airways.

INVENTORIES

Inventories are stated at the lower of average cost or market and consist of expendable aircraft service parts and fuel. Expendable parts are charged to maintenance as used.

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

REGIONAL JET CONTRACT RIGHTS

In connection with the Jet Agreement, the Company paid a contract rights fee in the form of a stock purchase warrant to Northwest. Contract rights and related other assets totaled $3,100 and related accumulated amortization totaled $172 at March 31, 1997. Contract rights are amortized on a straight-line basis over six years to coincide with the minimum term of the Jet Agreement.

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

INCOME TAXES

The Company accounts for income taxes under the liability method whereby deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities . These differences will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

INCOME PER SHARE

Net income per share has been computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during each year. In February 1997, the Financial Accounting Standards Board issued a new accounting pronouncement Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and is effective for fiscal years ending after December 15, 1997, and that, when adopted, will require restatement of prior years' earnings per share. Application earlier than the Company's quarter ending December 31, 1997 is not permitted. The Company does not anticipate that the application of the new standard will have a significant effect on earnings per share.

OTHER ASSETS

In order to assist the Company in integrating new aircraft into its fleet, certain manufacturers provide the Company with spare parts or other credits. The Company has deferred these amounts and amortizes them over the terms of the related aircraft leases as a reduction of rent expense. Amortization expense of $298 was recorded during fiscal 1997.

The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its long- lived assets.
If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of the intangible assets, the Company would recognize an impairment loss.

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

3.FLIGHT EQUIPMENT

The Company's airline fleet consisted of the following aircraft held under operating leases as of March 31, 1997:

        Number
         of                                           Seating
       Aircraft            Type of Aircraft           Capacity
       ----------  -------------------------------  ----------
          24       Saab 340                           30/34
          25       de Havilland Dash 8 (Dash 8)        37
          13       Fairchild Metro III (Metro III)     19

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

The aircraft operating leases require future minimum rental payments as follows at March 31, 1997:

     1998                                      $25,471
     1999                                       13,596
     2000                                       12,089
     2001                                       12,089
     2002                                       12,089
     Thereafter                                $85,349

Mesaba has firm commitments for 26 additional Saab 340 aircraft.
The table above does not reflect any minimum lease payments for those undelivered aircraft.

Rent expense under aircraft operating leases totaled approximately $31,242 in 1997, $31,330 in 1996 and $32,293 in 1995 (including
$21,564, $21,564 and $21,626 paid to Northwest in 1997, 1996 and
1995, respectively).

On March 7, 1996, the Company entered into an agreement with Saab Aircraft AB to acquire up to 72 Saab 340 aircraft (50 firm orders, 22 options). The thirty to thirty-four passenger Saab regional airliner will replace Mesaba's existing fleet of Metro III and Dash 8 aircraft within the next 18 months.

4.INCOME TAXES

The provision for income taxes for the three years ended March 31 is comprised of the following elements:

                                       1997    1996    1995
                                      ------  ------  ------
     Current:
     Federal                          $8,748  $4,130  $2,131
     State                             2,207   1,232     531
     Deferred                         (2,228)    293    (139)
                                      ------  ------  ------
     Total provision for income
       taxes                          $8,727  $5,655  $2,523
                                      ======  ======  ======

The actual income tax expense differs from the expected tax expense for 1997, 1996 and 1995 (computed by applying the U.S. federal corporate tax rate of 35 percent to earnings before income taxes) as follows:

                                        1997     1996     1995
                                      -------  -------  -------
     Computed tax expense at
       statutory rate                 $ 7,250  $21,675  $ 1,795
     Increase (decrease) in income
       taxes resulting from:
       Tax free distribution of             -  (17,256)       -
            subsidiary
       State taxes, net of
            federal tax benefit         1,654      933      343
       Non-deductible flight crew
            expenses                      397      251      262
       Other, net                        (574)      52      123
                                      -------  -------  -------
     Total income tax expense         $ 8,727  $ 5,655  $ 2,523
                                      =======  =======  =======

Deferred tax assets and liabilities are comprised of the following as of March 31:

                                             1997    1996
                                            ------  ------
     Deferred tax assets:
     Maintenance                            $2,560  $1,660
     Accrued vacation                        1,081     594
     Property taxes                            398     236
     Prepaid rent                              248     166
     Workers' compensation insurance           389     154
     Other                                      53      26
                                            ------  ------
     Gross deferred tax assets               4,729   2,836

     Deferred tax liabilities:
     Property and equipment                    619   1,009
     Preoperating costs                         63      71
     Integration funds                         164     101
                                            ------  ------
     Gross deferred tax liabilities            846   1,181
                                            ------  ------
     Net deferred tax assets                $3,883  $1,655
                                            ======  ======

5.SHAREHOLDERS' EQUITY

STOCK OPTION PLANS

The Company has stock option plans for key employees and directors which authorize the issuance of shares of common stock for such options. Under the plans, options are granted by the compensation committee of the board of directors and vest over a period of four to five years commencing one year after the date of grant. The purchase price of the stock is 110% of the fair market value of the stock at the date of grant for participants owning 10% or more of the outstanding common stock and 100% of the fair market value for all other participants. In connection with the spin-off outstanding options were repriced in relation to the fair market value of the Company, post-spin-off (see Note 7).

Stock option transactions for the three years ended March 31 were as follows:

                                                         Price Per
                                              Shares       Share
                                            ---------  -------------
     Options outstanding, March 31, 1994    1,085,720  $ 2.13-$10.25
     Granted                                  239,000  $ 6.76-$ 7.75
     Exercised                               (157,900) $ 2.13-$ 6.75
     Canceled                                 (29,200) $ 9.50
                                            ---------
     Options outstanding, March 31, 1995    1,137,620  $ 2.13-$10.25
     Granted                                  461,000  $ 4.38-$ 7.88
     Exercised                               (559,320) $ 2.13-$ 9.50
     Canceled                                (411,800  $ 6.75-$10.25
                                            ---------
     Options outstanding, March 31, 1996      627,500  $ 4.13-$ 7.88
     Granted                                  304,000  $11.63-$13.38
     Exercised                                (48,000) $ 4.75-$ 7.75
     Canceled                                 (10,000) $12.00
                                            ---------
     Options outstanding, March 31, 1997      873,500  $ 4.13-$13.38
                                            =========
     Exercisable at March 31, 1997            226,150
                                            =========
     Available for grant at March 31, 1997    341,000
                                            =========


As of March 31, 1997, of the total shares available for grant, 176,000 are available for non-employee directors and 165,000 are available for certain management personnel.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated statement of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per common share would have been decreased to the following pro forma amounts:

                                              1997      1996
                                            --------  --------
               Net Income
                     As reported            $11,986    $56,275
                     Pro Forma              $11,462    $56,083

               Income Per Share
                     As reported            $   .93      $4.81
                     Pro Forma              $   .89      $4.79

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted in 1997 and 1996 was $6.28 and $2.10, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: risk-free interest rates of 6.08% to 6.11% for 1997 and 5.44% to 6.11% for 1996; no
expected dividends; expected lives of 6 years for 1997 and for 1996; and expected volatility of 43.5% to 45.0% for 1997 grants and 44.0 % to 49.8% for 1996 grants.

STOCK PURCHASE PLAN

The Company has an employee stock purchase plan which allows all full-time personnel employed for more than six months the opportunity to purchase shares of stock in the Company at current market prices through payroll deductions. All administrative costs of this plan are paid by the Company.

6.COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

In addition to the aircraft described in Note 3, the Company leases land, office and hangar facilities and certain terminal facilities under capitalized and operating leases which provide for approximate future minimum rental payments as follows at March 31, 1997:

                                        Capitalized  Operating
                                           Leases      Leases
                                        -----------  ---------
     1998                               $    890     $    250
     1999                                    861          250
     2000                                    784          250
     2001                                    785          250
     2002                                    786          250
     Thereafter                            4,668        1,863
                                        --------     --------
                                           8,775     $  3,113
     Less- Amount representing interest    3,156     ========
                                        --------
                                           5,619
     Less- Current maturities                425
                                        --------
     Total long-term capital lease
       obligations                      $  5,194
                                        ========

Rent expense under all facility operating leases totaled approximately $2,857 in 1997, $2,405 in 1996 and $1,928 in 1995.

BENEFIT PLAN

The Company maintains a 401(k) benefit plan for eligible employees whereby the Company will match 25% to 75% of employee contribution to the plan, up to 8% of each employee's compensation, depending on each employee's length of service. The Company's contribution to the plan totaled $589 to the plan in 1997, $303 in 1996 and $291 in 1995.

LITIGATION

The Company is a party to ongoing legal and tax proceedings arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or its cash flows.

7.SPIN-OFF:

In June 1994, the Company acquired the common stock of Conquest Sun Airlines, Inc. ("Conquest") for $2,500. The acquisition was recorded under the purchase method of accounting. Subsequent to the transaction the acquired company's name was changed to Airtran Airways.

In March 1996, the Company and Northwest entered into an agreement to spin off Airtran Airways and Mesaba's fixed base operation (FBO) in Grand Rapids, Minnesota. Under the terms of the spin-off, the Company established a new subsidiary (Airways Corporation) and consolidated Airtran Airways and the FBO, in order to facilitate the distribution of Airways Corporation's common stock to the Company's shareholders. In addition, The Company made a $20,250 contribution in cash and certain assets to Airways Corporation prior to the spin-off date.

Also in connection with the spin-off, Northwest waived its right to receive a distribution of Airways Corporation common stock, in exchange for 2,052,275 shares of Mesaba Holdings, Inc. common stock. Northwest exercised its warrants to purchase 1,499,078 shares of the Company's common stock at their stated exercise price. Subsequent to these transactions, Northwest owned approximately 29.7% of the outstanding shares of the Company's common stock. In addition, Northwest assumed responsibility for setting Mesaba's flight schedules and aircraft routings and management of Mesaba's segment pricing and yield management functions. Northwest and Mesaba also entered into a good faith agreement to extend the Airlink Agreement for a minimum of ten years. Northwest agreed to make quarterly payments to Mesaba which, together with payments under the Airlink Agreement, guaranteed that Mesaba's pretax income would be not less than $7.6 million for the last three quarters of fiscal 1996 and $10.0 million for fiscal 1997. Revenues do not include any payments made to Mesaba pursuant to the income guarantee as the Company's internally generated profits exceeded the guarantee amount.

Concurrent with the spin-off date, outstanding Company stock options were repriced (reduced by $2.00 per share) in relation to the fair market value of the Company post-spin-off of Airways. Unexercised options previously granted to certain directors and officers who became affiliated with Airways were canceled. At a special meeting held on August 29, 1995, the Company's shareholders ratified the distribution of 100% of the outstanding common stock of its wholly owned subsidiary, Airways, to the Company's shareholders. The shareholders also approved a proposal to change the Company's name to Mesaba Holdings, Inc. from Airtran Corporation. Following the distribution of the Airways stock on September 7, 1995, the sole business of the Company has consisted of the regional airline operations of Mesaba.

The Company recorded a one-time gain of $49,303 in the second quarter of fiscal 1996 as a result of the tax-free distribution of Airways to the Company's shareholders. The gain reflects the difference between the book value of the Airways stock distributed in the spin-off and the actual market value of such stock on September 8, 1995.

8.QUARTERLY FINANCIAL DATA (UNAUDITED):

                              Quarters of Fiscal Year Ended March 31, 1997
                    -------------------------------------------------------------------------
                      June 30,     September 30,   December 31,    March 31,     Fiscal Year
                        1996           1996           1996           1997            1997
                    -------------  -------------  -------------  -------------  -------------
Total operating
revenues              $42,421        $46,675        $48,047        $48,558        $185,701
Operating income        5,069          6,500          4,901          3,113          19,583
Net income              3,001          3,860          3,001          2,124          11,986
Net income per share  $   .23        $   .30        $   .24        $   .17        $    .93
Weighted average
shares outstanding
(000)                  12,977         12,962         12,770         12,783          12,873

                              Quarters of Fiscal Year Ended March 31, 1996
                    -------------------------------------------------------------------------
                      June 30,     September 30,   December 31,    March 31,     Fiscal Year
                        1995           1995           1995           1996            1996
                    -------------  -------------  -------------  -------------  -------------
Total operating
revenues              $44,647        $46,980        $37,554        $41,274         $170,455
Operating income        2,375          4,593          2,820          2,519           12,307
Net income              1,408         51,857          1,641          1,369           56,275
Net income per share  $   .14        $  4.71        $   .13        $   .11         $   4.81
Dividends per share   $   .03              -              -              -         $    .03
Weighted average
shares outstanding
(000)                  10,021         11,016         12,765         12,953           11,689


9.SUBSEQUENT EVENT (UNAUDITED)

On June 4, 1997 the Company reached a Memorandum of Understanding ("MOU") with Northwest on a long-term contract for Mesaba to continue operating as Northwest Airlink. The MOU grants all Airlink flying out of Northwest's Minneapolis/St. Paul hub to Mesaba effective August 1, 1997. As consideration for the additional flights, the Comapny will issue a warrant to Northwest to allow Northwest purchase 880,000 shares of the Company's common stock at an exercise price of $14.125 per share. Both the Company and Northwest anticipate the terms of the MOU will be incorporated into the final, ten year airline services agreement, which is expected to be executed on or before June 30, 1997.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Proxy Statement for the 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement"). Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of this Form 10-K under the caption "Executive Officers of the Company" on page 11.


Item 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Compensation of Executive Officers" in the 1997 Proxy Statement.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption "Certain
Transactions" in the 1997 Proxy Statement.

                            PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  Documents filed with this report.

     (1)  Financial Statements of Mesaba Holdings, Inc.

                                                        Page of this
                                                         Form 10-K
                                                        ------------
          Report of Independent Public Accountants           21
          Consolidated balance sheets as of March 31,
          1997 and 1996                                      22
          Consolidated statements of operations for
          the years ended March 31, 1997, 1996 and
          1995                                               23
          Consolidated statements of  shareholders'
          equity for the years ended March 31, 1997,
          1996 and 1995                                      24
          Consolidated statements of cash flows for
          the years ended March 31, 1997, 1996 and
          1995                                               25
          Notes to consolidated financial statements         26

     (2)  Not applicable

 (3)  Exhibits

       3A.Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 31, 1995.

       3B.Bylaws.  Incorporated by reference to
          Exhibit 3.2 to the Form S-4.

       4A.Specimen certificate for shares of the Common Stock of the Company. Incorporated by reference to Exhibit
          4A to the Company's Form 10-K for the year ended March
          31, 1989.

       9A.Shareholder's Agreement regarding election of representative of Northwest Aircraft Inc. to Board of Directors. Incorporated by reference to Exhibit 9A to Mesaba's Registration Statement on Form S-1,
          Registration No. 33-820.

      10A.FAA Air Carrier Operating Certificate.
          Incorporated by reference to Exhibit 10A to the Company's Form 10-K for the year ended March 31, 1989.

      10B.1986 Stock Option Plan (as Amended). Incorporated by reference to Exhibit 10D to the Company's Form 10-K for the year ended March 31, 1990.

      10C.1991 Director Stock Option Plan. Incorporated by reference to Exhibit 10(i) to the Company's
          Registration Statement on Form S-8, Registration No. 33-
          62386.

      10D.CAB Part 298 Registration. Incorporated by reference to Exhibit 10G to Mesaba's Form 10-K for the year ended March 31, 1987.

      10E.Revolving Credit and Term Loan Agreement Dated as of November 7, 1988 between Norwest Bank Minnesota, N.A. and Mesaba, Inc. Incorporated by reference to
          Exhibit 10F to the Company's Form 10-K for the year ended March 31, 1989.

      10F.Airline Services Agreement between Northwest
          Airlines, Inc. and Mesaba, Inc. (certain portions of this agreement are subject to an order granting confidential treatment pursuant to Rule 24b-2).
          Incorporated by reference to Exhibit 10V to the Company's Form 10-Q for the quarter ended September 30,
          1988.

      10G.Amendment No. 3 to Airline Services
          Agreement between Northwest Airlines, Inc. and Mesaba, Inc. dated as of April 1, 1992 (certain portions of this amendment are subject to an order granting confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10H to the Company's Form 10-K for the year ended March 31, 1992.

      10H.Foreign Air Carrier Operating Certificates issued
          May 6, 1991 by the Canadian Department of Transport.
          Incorporated by reference to Exhibit 10H to the Company's Form 10-K for the year ended March 31, 1991.

      10I.Facility Lease and Operating Agreement dated April
          18, 1988, between the Metropolitan Airport Commission and Mesaba, Inc. Incorporated by reference to Exhibit 10K to the Company's Form 10-K for the year ended March 31, 1989.

      10J.Ninth Amendment to Revolving Credit and Term Loan
          Agreement and Amendment to Revolving Note between
          Mesaba, Inc. and Norwest Bank Minnesota, National
          Association.

      10K.Letter of Credit and Reimbursement Agreement dated as of August 1, 1990 between Mesaba, Inc. and Norwest Bank Minnesota, National Association. Incorporated by reference to Exhibit 10A to the Company's Form 10-Q for the quarter ended September 30, 1990.

      10L.Special Facilities Lease dated as of August 1, 1990 between Charter County of Wayne, State of Michigan and Mesaba, Inc. Incorporated by reference to Exhibit 10B to the Company's Form 10-Q for the quarter ended September 30, 1990.

      10M.Ground Lease dated August 1, 1990 between Charter
          County of Wayne, State of Michigan and Mesaba, Inc.
          Incorporated by reference to Exhibit 10C to the Company's Form 10-Q for the quarter ended September 30,
          1990.

      10N.Combination Leasehold Mortgage, Assignment of
          Rents, Security Agreement and Fixture Financing
          Statement dated as of August 1, 1990 between Mesaba,
          Inc. and Norwest Bank Minnesota, National Association.
          Incorporated by reference to Exhibit 10D to the Company's Form 10-Q for the quarter ended September 30,
          1990.

      10O.Letter Agreement dated December 24, 1992 relating to the repurchase of shares of Common Stock from Northwest Aircraft, Inc. Incorporated by reference to
          Exhibit 10EE to the Company's Form 10-K for the year ended March 31, 1993.

      10P.DOT Certificate of Public Convenience and Necessity dated October 26, 1992. Incorporated by reference to
          Exhibit 10FF of the Company's Form 10-K for the year ended March 31, 1993.

      10Q.Stock Purchase Agreement between AirTran
          Corporation and Carl R. Pohlad dated as of October 18,
          1993. Incorporated by reference to Exhibit 10 of the Company's Form 8-K dated October 19, 1993.

      10R.AirTran Corporation 1994 Stock Option Plan.
          Incorporated by reference to Exhibit 10 of the Company's Form S-8 Registration Statement as filed
          March 2, 1995 (Registration No. 33-89930).

      10S.Agreement between AirTran Corporation, Mesaba,
          Inc., Northwest Aircraft, Inc., and Northwest Airlines,
          Inc. dated May 18, 1995.  Incorporated by reference to
          Exhibit 10A of the Company's Form 8-K as filed May 18,
          1995.

      10T.Preliminary Agreement between AirTran Corporation,
          Mesaba, Inc. and Northwest Airlines, Inc. dated March
          8, 1995. Incorporated by reference to Exhibit 10 of the Company's Form 8-K as filed March 8, 1995.

      10U.Term Sheet Proposal for the Acquisition of Saab 340
          Aircraft by Mesaba Aviation, Inc. dated March 7, 1996 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to
          Exhibit 10U to the Company's Form 10-K/A for the year ended March 31, 1996.

      10V.Letter Agreement regarding Saab 340B Plus
          Acquisition Financing dated March 7, 1996 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10V to the Company's Form 10-K/A for the year ended March 31, 1996.

      10W.Letter Agreement of April 26, 1996 relating to
          Airline Services Agreement between Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-
          2). Incorporated by reference to Exhibit 10W to the Company's Form 10-K/A for the year ended March 31, 1996.

      10X.Letter Agreement of October 25, 1996 relating to
          Regional Jet Services Agreement between Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company's Form 10-Q/A for the quarter ended September 30, 1996.

       11.Statement regarding computation of per share earnings.

       21.Subsidiaries.

       23.Consent of independent public accountants.

       24.Powers of Attorney.

(b)  Reports on Form 8-K.  The Company filed an 8-K dated June
     4, 1997 to report a preliminary agreement regarding expanded Minneapolis service.

                           SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MESABA HOLDINGS, INC.

Dated:  June 20, 1997              By /s/ Bryan K. Bedford
                                      ----------------------
                                        Bryan K. Bedford
                                        President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Bryan K. Bedford        President and Chief      June 30, 1997
---------------------
Bryan K. Bedford            Executive Officer
                            (Principal Executive Officer) and Director

/s/ Robert H. Cooper        Director of Finance      June 30, 1997
---------------------
Robert H. Cooper            (Principal Financial Officer)

/s/ Jon R. Meyer            Controller               June 30, 1997
-----------------------
Jon R. Meyer                (Principal Accounting Officer)


       *                    Director                 June 30, 1997
-----------------------
Donald E. Benson

       *                    Director                 June 30, 1997
-----------------------
Christopher E. Clouser

       *                    Director                 June 30, 1997
-----------------------
Richard B. Hirst

______________________      Director                 June 30, 1997
Carl R. Pohlad

       *                    Director                 June 30, 1997
-----------------------
Robert C. Pohlad

       *                    Director                 June 30, 1997
-----------------------
Donald A. Washburn

       *                    Director                 June 30, 1997
-----------------------
Raymond W. Zehr, Jr.

*By /s/ Bryan K. Bedford    Attorney-in-fact         June 30, 1997
    --------------------
    Bryan K. Bedford

                         EXHIBIT INDEX


                                                        Manually
                                                        Numbered
Exhibit                     Exhibit                       Page
No.                                                    References
-----------    -----------------------------------    ------------

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

10G.           Amendment No. 3 to Airline Services
               Agreement between Northwest
               Airlines, Inc. and Mesaba, Inc.
               dated as of April 1, 1992 (certain
               portions of this amendment are
               subject to an order granting
               confidential treatment under Rule
               24b-2).  Incorporated by reference
               to Exhibit 10H to the Company's
               Form 10-K for the year ended March
               31, 1992.

10H.           Foreign Air Carrier Operating
               Certificates issued May 6, 1991 by
               the Canadian Department of
               Transport.  Incorporated by
               reference to Exhibit 10H to the
               Company's Form 10-K for the year
               ended March 31, 1991.

10I.           Facility Lease and Operating
               Agreement dated April 18, 1988,
               between the Metropolitan Airport
               Commission and Mesaba, Inc.
               Incorporated by reference to
               Exhibit 10K to the Company's Form
               10-K for the year ended March 31,
               1989.

10J.           Ninth Amendment to Revolving Credit
               and Term Loan Agreement and
               Amendment to Revolving Note between
               Mesaba, Inc. and Norwest Bank
               Minnesota, National Association.

10K.           Letter of Credit and Reimbursement
               Agreement dated as of August 1,
               1990 between Mesaba, Inc. and
               Norwest Bank Minnesota, National
               Association.  Incorporated by
               reference to Exhibit 10A to the
               Company's Form 10-Q for the quarter
               ended September 30, 1990.

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

10N.           Combination Leasehold Mortgage,
               Assignment of Rents, Security
               Agreement and Fixture Financing
               Statement dated as of August 1,
               1990 between Mesaba, Inc. and
               Norwest Bank Minnesota, National
               Association.  Incorporated by
               reference to Exhibit 10D to the
               Company's Form 10-Q for the quarter
               ended September 30, 1990.

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

10Q.           Stock Purchase Agreement between
               AirTran Corporation and Carl R.
               Pohlad dated as of October 18,
               1993.  Incorporated by reference to
               Exhibit 10 of the Company's Form 8-
               K dated October 19, 1993.

10R.           AirTran Corporation 1994 Stock
               Option Plan.  Incorporated by
               reference to Exhibit 10 of the
               Company's Form S-8 Registration
               Statement as filed March 2, 1995
               (Registration No. 33-89930).

10S.           Agreement between AirTran
               Corporation, Mesaba, Inc.,
               Northwest Aircraft, Inc., and
               Northwest Airlines, Inc. dated May
               18, 1995.  Incorporated by
               reference to Exhibit 10A of the
               Company's Form 8-K as filed May 18,
               1995.

10T.           Preliminary Agreement between
               AirTran Corporation, Mesaba, Inc.
               and Northwest Airlines, Inc. dated
               March 8, 1995.  Incorporated by
               reference to Exhibit 10 of the
               Company's Form 8-K as filed March
               8, 1995.

10U.           Term Sheet Proposal for the
               Acquisition of Saab 340 Aircraft by
               Mesaba Aviation, Inc. dated March
               7, 1996 (certain portions of this
               document have been deleted pursuant
               to an application for confidential
               treatment under Rule 24b-2).
               Incorporated by reference to
               Exhibit 10U on the Company's Form
               10-K/A for the year ended March 31,
               1996.

10V.           Letter Agreement regarding Saab
               340B Plus Acquisition Financing
               dated March 7, 1996 (certain
               portions of this document have been
               deleted pursuant to an application
               for confidential treatment under
               Rule 24b-2). Incorporated by
               reference to Exhibit 10V on the
               Company's Form 10-K/A for the year
               ended March 31, 1996.

10W.           Letter Agreement of April 26, 1996
               relating to Airline Services
               Agreement between Mesaba Aviation,
               Inc. and Northwest Airlines, Inc.
               (certain portions of this document
               have been deleted pursuant to an
               application for confidential
               treatment under Rule 24b-2).
               Incorporated by reference to
               Exhibit 10W on the Company's Form
               10-K/A for the year ended March 31,
               1996.

10X.           Letter Agreement of October 25,
               1996 relating to Regional Jet
               Services Agreement between Mesaba
               Aviation, Inc. and Northwest
               Airlines, Inc. (certain portions of
               this document have been deleted
               pursuant to an application for
               confidential treatment under Rule
               24b-2). Incorporated by reference
               to Exhibit 10W on the Company's
               Form 10-Q/A for the quarter ended
               September 30, 1996.

11.            Statement regarding computation of
               per share earnings.

21.            Subsidiaries.

23.            Consent of independent public
               accountants.

24.            Powers of Attorney.