Form 10-K405/A
MESABA HOLDINGS INC
filed 1997-07-14
CIK 835768

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

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

                                None

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

                MESABA HOLDINGS, INC. AND SUBSIDIARY
              Consolidated Statements of Cash Flows
                         (In Thousands)

                                           For the Years Ended March 31,
                                             1997      1996      1995
                                           --------  --------  --------
OPERATING ACTIVITIES:
Net income                                 $ 11,986  $ 56,275  $  2,606
Adjustments to reconcile net income to net
cash provided by operating activities-
Gain on distribution of subsidiary                -   (49,303)        -
Depreciation and amortization                 4,265     4,854     6,086
Accrued maintenance, long-term               (2,227)     (701)     (531)
Deferred income taxes                        (2,228)      293      (139)
Change in current operating items:
Accounts receivable, net                     (4,090)   (1,310)   (2,455)
Restricted cash                                   -         -    (3,765)
Inventories                                    (411)      164      (180)
Prepaid expenses and deposits                  (280)   (4,174)     (599)
Accounts payable and accrued liabilities     16,344    10,012     5,553
                                           --------  --------  --------
Net cash flows provided by operating
activities                                   23,359    16,110     6,576
                                           --------  --------  --------

INVESTING ACTIVITIES:
Acquisition of jet operation                      -         -    (2,500)
Purchases of property and equipment, net     (3,301)   (4,127)   (3,564)
(Increase) decrease in other assets            (215)        -    (1,266)
Decrease in other liabilities                    (4)       (4)      (17)
                                           --------  --------  --------
Net cash flows used for investing activities( 3,520)   (4,131)   (7,347)
                                           --------  --------  --------

FINANCING ACTIVITIES:
Proceeds from issuance of debt                    -       300         -
Distribution of subsidiary                        -   (21,372)        -
Distribution of restricted cash of
subsidiary                                        -     3,765         -
Repayment of capital lease obligations        ( 434)     (322)     (503)
Proceeds from issuance of common stock          293     8,748       738
Dividends paid                                    -      (521)   (1,025)
                                           --------  --------  --------
Net cash flows used for financing activities  (141)    (9,402)     (790)
                                           --------  --------  --------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                 19,698      2,577    (1,561)
CASH AND CASH EQUIVALENTS:
Beginning of year                           29,428     26,851    28,412
                                           --------  --------  --------
End of year                                $49,126    $29,428   $26,851
                                           ========  ========  ========
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the year for-
Interest                                   $   511    $   555   $   576
                                           ========  ========  ========
Income taxes                               $ 7,948    $ 5,296   $ 2,759
                                           ========  ========  ========

The accompanying notes are an integral part of these consolidated statements.

                        SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MESABA HOLDINGS, INC.

Dated: July 14, 1997                By /s/ John S. Fredericksen
                                    ---------------------------
                                    John S. Fredericksen
                                    Vice President, Administration,
                                    General Counsel and Secretary