Form 10-Q
period 1997-06-30
MESABA HOLDINGS INC
filed 1997-08-15
CIK 835768

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

  {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended June 30, 1997

                               OR

   { }TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________  to ________

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

                        Yes   X        No
                            ----           ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                 Outstanding as of August 8, 1997
          ----------------           ---------------------------------
          Common Stock
          par value $.01 per share             12,799,546

                  PART I. FINANCIAL INFORMATION

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in the Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize. Factors which could cause the Company's actual results to differ from forward-looking statements include material changes in the relationshi between the Company and Northwest Airlines; changes in regulations affecting the Company, including DOT and FAA regulations; the acquisition and phase-in of a new fleet of aircraft; downturns in economic activity; and seasonal factors.

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                      MESABA HOLDINGS, INC.
                   CONSOLIDATED BALANCE SHEETS
             (in thousands, except share information)

                              ASSETS
                                             June 30,      March 31,
                                               1997          1997
                                             -----------  -----------
                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                  $ 54,441     $ 49,126
  Accounts receivable, net                     11,338       13,344
  Inventories                                   2,692        2,077
  Prepaid expenses and deposits                 3,158        3,054
  Deferred tax asset                            3,600        3,600
                                             --------     --------
     Total current assets                      75,229       71,201

PROPERTY AND EQUIPMENT:
  Facilities under capital lease                9,147        9,147
  Flight equipment                             23,069       18,655
  Other property and equipment                 12,974       12,008
  Accumulated depreciation and amortization   (21,062)     (20,038)
                                             --------     --------
     Net property and equipment                24,128       19,772

DEFERRED INCOME TAXES                             283          283

OTHER ASSETS AND DEFERRED COSTS                11,489       13,310
                                             --------     --------
TOTAL ASSETS                                 $111,129     $104,566
                                             ========     ========



The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                      MESABA HOLDINGS, INC.
             CONSOLIDATED BALANCE SHEETS (Continued)
             (in thousands, except share information)

               LIABILITIES AND SHAREHOLDERS' EQUITY
                                             June 30,      March 31,
                                               1997          1997
                                             --------     --------
                                             (Unaudited)

CURRENT LIABILITIES:
  Current maturities of long-term
        obligations                            $  437     $    425
  Accounts payable                             14,248       11,932
  Accrued liabilities
     Payroll                                    6,963        6,589
     Maintenance                                6,199        7,469
     Other                                      8,362        6,978
                                             --------     --------
     Total current liabilities                 36,209       33,393

LONG-TERM OBLIGATIONS, net of current           5,076        5,194
        maturities

DEFERRED CREDITS OTHER LIABILITIES             15,999       16,185

SHAREHOLDERS' EQUITY:
Common stock,  $.01 par value;  15,000,000
shares authorized, 12,796,046 and
12,784,046 shares issued and outstanding,
respectively                                      128          128
Paid-in capital                                40,191       40,114
Warrant                                         3,100        3,100
Retained earnings                              10,425        6,452
                                             --------     --------
     Total shareholders' equity                53,846       49,794
                                             --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $111,129     $104,566
                                             ========     ========


The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                      MESABA HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
          (in thousands, except per share information)
                                              Three Months Ended
                                                    June 30,
                                               1997         1996
                                             --------     --------
OPERATING REVENUES:
Passenger                                   $  53,816     $ 41,930
Other                                             608          491
                                             --------     --------
     Total operating revenues                  54,424       42,421

OPERATING EXPENSES:
Wages and benefits                             14,029       11,898
Aircraft fuel costs                             5,527        3,916
Aircraft maintenance costs                      7,567        5,357
Aircraft rents                                  9,625        7,426
Landing fees                                    1,421        1,129
Insurance and taxes                             1,322        1,172
Depreciation and amortization                   1,153          980
Administrative and other costs                  7,571        5,474
                                             --------     --------
     Total operating expenses                  48,215       37,352

     Operating income                           6,209        5,069

NONOPERATING EXPENSE (INCOME):
Interest expense                                  125          133
Other, net                                       (497)        (246)
                                             --------     --------
     Other expense, net                          (372)        (113)

     Income before income taxes                 6,581        5,182

PROVISION FOR INCOME TAXES                      2,607        2,181
                                             --------     --------
NET INCOME                                   $  3,974     $  3,001
                                             ========     ========
NET INCOME PER SHARE:
     Fully Diluted                           $   0.30         0.23
                                             ========     ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Fully Diluted                             13,306       12,977
                                             ========     ========

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                      MESABA HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited, in thousands)
                                              Three Months Ended
                                                   June 30,
                                               1997        1996
                                            --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                   $  3,974     $  3,001
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization              1,153          980
     Amortization of deferred credits            (186)          -
     Accrued maintenance, long-term                -          (278)
     Deferred Income tax provision                 -          (180)
Changes in current operating items:
     Accounts receivable, net                   2,006        2,076
     Inventories                                 (615)        (499)
     Prepaid expenses and deposits               (104)        (750)
     Accounts payable and accrued liabilities   2,803        4,076
                                             --------     --------
Net cash provided by operating activities       9,031        8,426

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment        (2,501)        (486)
     Capitalized pre-operating costs           (1,186)           -
     Other, net                                     -           (4)
                                             --------     --------
Net cash used for investing activities         (3,687)        (490)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                      77           75
     Repayment of long-term obligations          (106)        (105)
                                             --------     --------
Net cash used for financing activities            (29)         (30)

NET INCREASE IN CASH AND CASH EQUIVALENTS       5,315        7,906

CASH AND CASH EQUIVALENTS:
     Beginning of period                       49,126       29,428
                                             --------     --------
     End of period                           $ 54,441       37,334
                                             ========     ========
SUPPLEMENTARY CASH FLOW INFORMATION:
     Cash paid during period for:
         Interest                            $    126     $    152
                                             ========     ========
         Income taxes                           1,590           39
                                             ========     ========
     Noncash investing activities included
       the following:
         Rotable and spare parts inventory
           acquired with integration funds   $  2,879     $  2,013
                                             ========     ========

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                      MESABA HOLDINGS, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Mesaba Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the year ended March 31, 1997, and the notes thereto, included in the Company's Annual Report or Form 10-K filed with the Securities and Exchange Commission.

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiary, Mesaba Aviation, Inc. ("Mesaba"). All significant intercompany balances have been eliminated in consolidation.

2. AGREEMENTS WITH NORTHWEST

Mesaba is a regional air carrier providing scheduled passenger and air freight service to 67 cities in the Upper Midwest and Canada. In 1984, Mesaba began operating flights from Minneapolis/St. Paul airport as Mesaba/Northwest Airlink ("Airlink") under a cooperative marketing agreement with Northwest Airlines, Inc. ("Northwest"). In 1988, the agreement was restated as the Airline Services Agreement and modified to add Airlink service for Northwest's hub airport in Detroit, Michigan. Mesaba and Northwest subsequently amended the Airline Services Agreement (as amended, the "Airlink Agreement") to provide, among other things, an extension to March 31, 1997, exclusive rights to designated service areas and support in acquiring new aircraft and equipment. Either party may terminate the agreement on eight months' notice.

On June 4, 1997, Mesaba signed a Memorandum of Understanding ("MOU") with Northwest on a long-term contract for Mesaba to continue operating as Northwest Airlink. The MOU grants all Airlink flying out of Northwest's Minneapolis/St. Paul hub to Mesaba effective August 1, 1997. As consideration for the additional flights, the Company will issue a warrant to allow Northwest to purchase 880,000 shares of the Company's common stock at an exercise price of $14.125 per share. The warrant will have a term of ten years. The MOU continues the existing compensation methodology set forth in the amendmended Airlink Agreement. Additionally, the MOU continues Northwest's current right to approve any new Chief Executive Officer.

Mesaba, through the Airlink Agreement and other agreements, receives ticketing and certain check-in, baggage and freight handling services from Northwest at certain airports. In addition, Mesaba receives its computerized reservation services from Northwest. Northwest also performs all marketing schedules and yield management and pricing services for Mesaba's flights. Approximately 72% of Mesaba's passengers connected with Northwest in fiscal 1997. Substantially all accounts receivable balances in the accompanying balance sheets are due from Northwest. Loss of Mesaba's affiliation with Northwest or Northwest's failure to make timely payments of amounts owed to Mesaba or to otherwise materially perform under the Airlink Agreement for any reason would have a material adverse effect on the Company's operations and financial position.

Mesaba and Northwest entered into a Regional Jet Services Agreement dated October 25, 1996 (the "Jet Agreement"), under which Mesaba will operate 12 Avro/Ai(R) RJ85 ("RJ85") regional jets for Northwest. The aircraft will be subleased from Northwest and will be operated as Northwest Jet Airlink from Minneapolis/St. Paul and Detroit hubs according to routes and schedules determined by Northwest. Jet service began June 6, 1997.

 3. EARNINGS PER SHARE

Net income per share has been computed based upon the weighted average number of common and common equivalent shares outstanding during each period. The equivalent shares include all shares issuable upon the exercise of stock options.

4.  AIRCRAFT ADDITIONS

On March 7, 1996, Mesaba entered into a preliminary agreement with Saab Aircraft of America, Inc. ("Saab") for the acquisition of 30 new Saab 340BPlus aircraft and 20 used Saab 340A aircraft. The Company also entered into an option agreement for 10 additional new Saab 340BPlus aircraft and 12 additional used Saab 340A aircraft. As of June 30, 1997, Mesaba has taken delivery of 13 Saab 340A and 17 Saab 340BPlus aircraft. The balance of the aircraft order is expected to be phased into service over the next 15 months to replace Mesaba's existing fleet of 25 deHavilland Dash 8 aircraft.

The Jet Agreement provides for the delivery of 12 RJ85 regional jets to Mesaba, at a rate of approximately one aircraft per month, beginning in
April 1997.   Mesaba leases or will lease the RJ85 aircraft under
operating leases from Northwest with terms up to 10 years. As of June 30, 1997, Mesaba had taken delivery of three RJ85 aircraft.

On January 29, 1997, Mesaba entered into a preliminary agreement with Saab to lease four used Saab 340B aircraft. Mesaba leases or will lease the Saab 340B aircraft under operating leases from aircraft leasing companies with terms up to one year. As of June 30, 1997, Mesaba had taken delivery of three Saab 340B aircraft.

 5.  DEFERRED CREDITS

In order to assist the Company in integrating new aircraft into its fleet, certain manufacturers provide the Company with spare parts or other credits. The Company has deferred these amounts and amortizes them over the terms of the related aircraft leases as a reduction of rent expense. $186 and $4 was amortized during the period ended June 30, 1997 and 1996 respectively.

6.   RECLASSIFICATIONS

Certain balances in the fiscal 1997 consolidated financial statements have been reclassified to conform to the fiscal 1998 presentation. These reclassifications had no impact on net income or shareholders' equity.

7.   RECENTLY ISSUED ACCOUNTING STANDARDS

Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("Statement No. 128"), issued in February 1997 and effective for fiscal years ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share ("EPS"). Implementation of Statement No. 128 will not have a material impact on the Company's computation or presentation of EPS, as the Company's common stock equivalents either have had no material effect on earnings per share amounts or have been anti-dilutive with respect to losses.

Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income" ("Statement No. 130"), issued in June 1997 and effective for fiscal years beginning after December 15, 1997, establishes standards of reporting and display of the total of net income and all nonowner changes in equity, or comprehensive income, either below the net income (loss) in the statement of operations, in a separate statement of comprehensive income (loss) or within the statement of changes in shareholders' equity. The Company has had no significant items of other comprehensive income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 and 1996 (dollars in thousands)

EARNINGS SUMMARY. The Company reported net income of $3,974 or $0.30 per share for the three months ended June 30, 1997, compared to $3,001 or $0.23 per share in the same period of fiscal 1997. Weighted average shares outstanding increased to 13,306 from 12,977.

OPERATING REVENUES. Total operating revenues increased 28.3% in the first quarter of fiscal 1998 to $54,424 from $42,421 in the year earlier quarter, and revenue passenger miles increased 39.6% to 145,485 from 104,212. Passenger revenue per available seat mile ("RASM") decreased to $0.204 from $0.215 in the previous year's first quarter. Mesaba's average load factor was 55.1% in the current quarter compared to 53.4% during the same period a year ago. The improvement in traffic and load factor are attributable to the inclusion of Mesaba's fares in Northwest's discount fare programs as well as overall increases in passenger travel within the industry.

OPERATING EXPENSES. Total operating expenses increased 29.1% to $48,215 in the current quarter compared to $37,352 in the prior year's first quarter. Available seat miles flown for Mesaba increased 35.3% to 263,851 in the first quarter of fiscal 1998 from 195,018 in the year earlier quarter. The increase in ASMs was primarily accomplished by the replacement of Metro III aircraft with Saab 340A and 340B\BPlus aircraft and an incremental increase of four Saab 340BPlus and three RJ85 aircraft to the fleet when compared to one year ago. As of June 30, 1997, all of the Metro III aircraft have been removed from revenue service and 15 have been returned to lessors. A discussion of the changes in Mesaba's operating expense line items follows:

Wages and benefits increased 17.9% to $14,029 in the first quarter of fiscal 1998 from $11,898 in the first quarter of fiscal 1997. The majority of the increase is a result of higher cost of flight crews due to a 16.7% increase in block hours and the addition of flight crews to support the introduction of the RJ85 as well as the continuing Saab fleet transition program. Mesaba also experienced an increase in wage and benefit costs paid to support personnel due to a 15.6% increase in scheduled
operations.   The remaining increase was due to normal escalation in base wage and benefit levels.

Fuel costs increased 41.1% to $5,527 in this year's first quarter compared to $3,916 in last year's first quarter. The increase is primarily attributable to a 34.4% increase in consumption. The remainder of the increase was due to credits in the prior year as a result of certain provisions of the Airlink Agreement which lowered the effective price per gallon. These provisions of the Airlink Agreement with Northwest protect Mesaba from future increases in fuel prices. The actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon both in the current quarter and a year ago.

Direct maintenance expense, excluding wages and benefits, increased 41.3% to $7,567 in the first quarter of fiscal 1998 from $5,357 in the first quarter of fiscal 1997. This increase was primarily attributable to the addition of 33 Saab 340 and three RJ85 aircraft to the fleet and higher heavy maintenance costs associated with the Dash 8 fleet. The additional maintenance costs for the Saab 340, RJ85 and Dash 8 aircraft were partially offset by lower maintenance costs related to the phase-out of the Metro III fleet resulting from the return of 15 aircraft to lessors.

Aircraft rents increased 29.6% to $9,625 in the first quarter of fiscal 1998 from $7,426 in the first quarter of fiscal 1997. This increase is primarily attributable to the addition of 33 Saab 340 and three RJ85 aircraft while returning 15 of 26 Metro III aircraft to lessors. The Saab 340 and RJ85 aircraft have higher lease rates compared to the Metro III. Mesaba has taken delivery of six Saab 340BPlus, three 340B and three RJ85 aircraft during the current period.

Total landing fees increased 25.9% to $1,421 in the first quarter of fiscal 1998 compared to $1,129 for the first quarter of fiscal 1997. The increase is attributable to a 14.7% increase in departures and a 36.5% increase in the average gross landing weight due to the mix of the aircraft in the fleet and offset by a 7.8% decrease in the overall effective landing fee rate.

Insurance and taxes increased 12.8% to $1,322 in the first quarter of fiscal 1998 compared to $1,172 for the first quarter of fiscal 1997. This is due primarily to an increase in passenger liability insurance associated with increased passenger volume and increased hull values associated with the Saab 340 and RJ85 aircraft (compared to the Metro III) offset by a reduction in passenger liability insurance rates and reduced amounts paid for hull insurance caused by the normal decline in fleet values.

Depreciation and amortization increased 17.7% to $1,153 in the first quarter of fiscal 1998 compared to $980 in the first quarter of fiscal 1997. The higher level of depreciation and amortization resulted from the acquisition of spare parts to support the Saab fleet, which are generally funded by credits issued by the manufacturer. In October 1996, the Company paid a contract rights fee in the form of a stock purchase warrant issued to Northwest as a part of the Regional Jet Service Agreement ("Jet Agreement"). Contract rights are being amortized on a straight-line basis over the minimum term of the Jet Agreement through October 2002. The increases were partially offset by a reduction in warrant amortization related to previous warrants issued to Northwest that were fully amortized as of March 31, 1997.

Administrative and other costs increased 38.3% to $7,571 in the first quarter of fiscal 1998 compared to $5,474 in the first quarter of fiscal 1997. This increase is primarily attributable to higher crew related expenses excluding wages and benefits associated with increased flying and increased airport and passenger related expenses due to an increase in traffic and the number of cities served.

OPERATING INCOME. Operating income totaled $6,209 in the current period, an increase of 22.5% from $5,069 a year ago. Mesaba's operating margin decreased to 11.4% from 11.9% in the prior year's first quarter.

NONOPERATING INCOME. Nonoperating income increased to $372 in the current quarter from $113 in the prior year's first quarter as a result of higher levels of interest income.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 39.6% in the first quarter of fiscal 1997 and 42.1% in fiscal 1997 reflecting lower levels of nondeductible expenses in the current period.

A quarter-to-quarter comparison of operating costs per available seat mile is shown in the following table.

        Operating Costs Per          Three months ended June 30,
       Available Seat Mile(1)            1997           1996
---------------------------------   --------------  -------------
Wages and benefits                        5.3CENTS       6.1CENTS
Aircraft fuel costs                       2.1            2.0
Aircraft maintenance costs                2.9            2.8
Aircraft rents                            3.7            3.8
Landing fees                              0.5            0.6
Insurance and taxes                       0.5            0.6
Depreciation and amortization             0.4            0.5
Administrative and other costs            2.9            2.8
                                    --------------  -------------
Total                                    18.3CENTS      19.2CENTS

(1)  Turboprop operations only

                                         Three months ended June 30,
      Operating statistics(2)                1997           1996
---------------------------------      --------------  -------------
Revenue passengers carried                  622,921       470,632
Revenue passenger miles (000)               145,485       104,212
Available seat miles (000)                  263,851       195,018
Passenger load factor                        55.1%         53.4%
Passenger revenue per available seat mile   $0.204        $0 .215
Departures                                  39,433         34,110
Aircraft in service                           61             54

(2) Combined turboprop and jet operations

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $39,021 with a current ratio of
2.1 at June 30, 1997 compared to $37,808 and 2.1 at March 31, 1997. Cash and cash equivalents increased by $5,315 to $54,441 at June 30, 1997. Net cash flows provided by operating activities totaled $9,031 in the first quarter of 1998 compared to $8,426 in the first quarter of fiscal 1997. Net cash flows used for investing activities amounted to $3,687 during the three months ended June 30, 1997 compared to $490 in the same period last year. Net cash flows used for financing activities through June 30, 1997 totaled $29 compared to $30 in the same period last year.

Long-term obligations, net of current maturities, totaled $5,076 at June 30, 1997 compared to $5,194 at March 31, 1997. The ratio of long-term debt to stockholders' equity decreased to .09 at June 30, 1997 from .10 at March 31, 1997.

As of July, 1997, Mesaba's fleet consisted of 61 aircraft covered under operating leases with remaining terms of two months to 16 years and an aggregate monthly lease payments of approximately $4.0 million. Operating leases have been Mesaba's primary method of acquiring aircraft, and management expects to continue relying on this method to meet most of its future aircraft needs. Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with terms up to 16 years. Mesaba has negotiated a financing agreement with the airframe manufacturer whereby operating lease financing for the remaining new and used Saab 340 aircraft are committed to the Company on competitive rates and terms. Mesaba leases its RJ85 aircraft from Northwest under operating leases with terms of up to 10 years. Mesaba will lease from Northwest the remaining undelivered RJ85 aircraft.

The Company has historically relied upon cash reserves, internally generated funds and borrowings to support its working capital requirements. The Company has an approved unsecured agreement with a bank that provides for borrowings of up to $5,000 under a revolving line of credit. No amounts were outstanding under the credit agreement. Management believes that funds from operations and existing credit lines will provide adequate resources for meeting non-aircraft capital needs in fiscal 1998.

                                    Part II.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  No exhibits are filed herewith

     b) The Company filed an 8-K dated June 4, 1997 to report the Memorandum of Understanding with Northwest Airlines regarding operations as Northwest Airlink and expanded Minneapolis service.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MESABA HOLDINGS, INC.

Date:     August 14, 1997          BY:  /s/ Robert H. Cooper
                                      ----------------------
                                       Robert H. Cooper
                                       Vice President and Chief
                                          Financial Officer
                                      (Principal Financial Officer)

                                        /s/ Jon R. Meyer
                                      ----------------------
                                       Jon R. Meyer
                                       Controller
                                      (Principal Accounting Officer)