Form 10-Q
period 1997-09-30
MESABA HOLDINGS INC
filed 1997-11-14
CIK 835768

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

       {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended September 30, 1997

                                    OR

        { }TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the transition period from               to

                       Commission File No:  0-17895

                           MESABA HOLDINGS, INC.
                           ---------------------
                 Incorporated under the laws of Minnesota

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

                    Yes   X        No
                         ---          ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Outstanding as of November 7, 1997
               -----                    ----------------------------------
          Common Stock
          par value $.01 per share                   12,845,696

                       PART I. FINANCIAL INFORMATION

             SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in the Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward- looking statements. The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize. Factors which could cause the Company's actual results to differ from forward-looking statements include material changes in the relationship between the Company and Northwest Airlines; changes in regulations affecting the Company, including DOT and FAA regulations; the acquisition and phase-in of a new fleet of aircraft; downturns in economic activity; and seasonal factors.

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                      MESABA HOLDINGS, INC.
                   CONSOLIDATED BALANCE SHEETS
             (in thousands, except share information)

                              ASSETS
                                             September 30,      March 31
                                                 1997            1997
                                             -------------  -------------
                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                    $ 57,774        $ 49,126
  Accounts receivable, net                       13,607          13,344
  Inventories                                     3,423           2,077
  Prepaid expenses and deposits                   2,666           3,054
  Deferred tax asset                              3,512           3,600
                                               ---------       ---------
     Total current assets                        80,982          71,201

PROPERTY AND EQUIPMENT:
  Facilities under capital lease                  9,147           9,147
  Flight equipment                               26,706          18,655
  Other property and equipment                   14,804          12,008
  Accumulated depreciation and amortization     (22,329         (20,038)
                                               ---------       ---------
     Net property and equipment                  28,328          19,772

DEFERRED INCOME TAXES                               -               283

OTHER ASSETS AND DEFERRED COSTS                  14,869          13,310
                                               ---------       ---------
TOTAL ASSETS                                   $124,179        $104,566
                                               =========       =========

The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                      MESABA HOLDINGS, INC.
             CONSOLIDATED BALANCE SHEETS (Continued)
             (in thousands, except share information)

               LIABILITIES AND SHAREHOLDERS' EQUITY
                                             September 30,      March 31
                                                 1997            1997
                                             -------------  -------------
                                             (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term obligations  $    447        $    425
  Accounts payable                               17,458          11,932
  Accrued liabilities
     Payroll                                      8,023           6,589
     Maintenance                                  6,288           7,469
     Other                                        6,998           6,978
                                               ---------       ---------
     Total current liabilities                   39,214          33,393

LONG-TERM OBLIGATIONS, net of current maturities  4,960           5,194

DEFERRED CREDITS AND OTHER LIABILITIES           15,309          16,185

SHAREHOLDERS' EQUITY:
Common stock,  $.01 par value;  25,000,000
shares authorized, 12,844,846 and
12,784,046 shares issued and outstanding,           128             128
respectively
Paid-in capital                                  40,494          40,114
Warrants                                          7,900           3,100
Retained earnings                                16,174           6,452
                                               ---------       ---------
     Total shareholders' equity                  64,696          49,794
                                               ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDER' EQUITY      $124,179        $104,566
                                               =========       =========




The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                           MESABA HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                (in thousands, except per share information)


                                       Three Months ended    Six Months Ended
                                          September 30,        September 30,
                                      -------------------    ----------------
                                       1997       1996        1997       1996
                                    ---------  ---------    ---------  ---------
OPERATING REVENUES:
Passenger                           $ 70,961   $ 46,230     $124,777   $ 88,160
Other                                    981        445        1,589        936
                                    ---------  ---------    ---------  ---------
     Total operating revenues         71,942     46,675      126,366     89,096

OPERATING EXPENSES:
Wages and benefits                    16,476     12,623       30,505     24,521
Aircraft fuel costs                    6,073      4,341       11,600      8,257
Aircraft maintenance costs             9,922      6,032       17,489     11,389
Aircraft rents                        12,562      7,725       22,187     15,151
Wet lease expense                      4,642         -         4,642          -
Landing fees                           1,561      1,253        2,982      2,382
Insurance and taxes                    1,748      1,321        3,070      2,493
Depreciation and amortization          1,621      1,022        2,774      2,002
Administrative and other costs         8,182      5,858       15,753     11,332
                                    ---------  ---------    ---------  ---------
     Total operating expenses         62,787     40,175      111,002     77,527

     Operating income                  9,155      6,500       15,364     11,569

NONOPERATING IINCOME (EXPENSE):
Interest expense                        (118)      (128)        (243)      (261)
Other, net                               543        297        1,039        543
                                    ---------  ---------    ---------  ---------
     Other income,  net                  425        169          796        282

     Income before income taxes        9,580      6,669       16,160     11,851

PROVISION FOR INCOME TAXES             3,832      2,809        6,439      4,990
                                    ---------  ---------    ---------  ---------
NET INCOME                          $  5,748   $  3,860     $  9,721   $  6,861
                                    =========  =========    =========  =========
NET INCOME PER SHARE:
     Fully Diluted                  $   0.41   $   0.30     $   0.71   $   0.53
                                    =========  =========    =========  =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Fully Diluted                    13,916     12,962       13,611     12,970
                                    =========  =========    =========  =========

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                      MESABA HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited, in thousands)
                                                  Six Months Ended
                                             September 30,      March 31
                                                 1997            1997
                                             -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                     $  9,721        $  6,861
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                2,774           2,002
     Amortization of deferred credits              (427)              -
     Accrued maintenance, long-term                   -            (789)
     Deferred Income tax provision                 (371)           (530)
Changes in current operating items:
     Accounts receivable, net                      (263)          2,019
     Inventories                                 (1,346)           (915)
     Prepaid expenses and deposits                  388            (671)
     Accounts payable and accrued liabilities     5,644          10,783
                                               ---------       ---------
Net cash provided by operating activities        16,120          18,760

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment          (7,254)         (1,409)
     Capitalized pre-operating costs               (386)              -
     Other, net                                       -              (4)
                                               ---------       ---------
Net cash used for investing activities           (7,640)         (1,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                       380             164
     Repayment of long-term obligations            (212)           (231)
                                               ---------       ---------
Net cash provided by (used for) financing
activities                                          168             (67)
                                               ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS         8,648          17,280

CASH AND CASH EQUIVALENTS:
     Beginning of period                         49,126          29,428
                                               ---------       ---------
     End of period                             $ 57,774        $ 46,708
                                               =========       =========
SUPPLEMENTARY CASH FLOW INFORMATION:
  Cash paid during period for:
    Interest                                   $    243        $    128
                                               =========       =========
    Income taxes                               $  7,511        $  2,437
                                               =========       =========
Noncash investing activities included the following:
  Rotable and spare parts inventory acquired
    with integration funds                        3,909           4,354
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

2. AGREEMENTS WITH NORTHWEST

Mesaba is a regional air carrier providing scheduled passenger and air freight service to 84 cities in the Upper Midwest and Canada. Mesaba operates flights from Minneapolis/St. Paul and Detroit Metropolitan airport as Mesaba/Northwest Airlink ("Airlink") under a cooperative marketing agreement with Northwest Airlines, Inc. ("Northwest"). In October 1997, Mesaba signed a new long-term Airline Services Agreement ("Airlink
Agreement") with Northwest for Mesaba to continue operating as Northwest Airlink. The ten year agreement grants all turboprop Airlink flying out of Northwest's Minneapolis/St. Paul hub to Mesaba effective August 1, 1997. The agreement also continues Mesaba's right to provide all turboprop Airlink service out of Northwest's Detroit Metropolitan airport. Mesaba and Northwest each have the right to terminate the Airlink Agreement without cause upon 365 days written notice at any time after July 1, 2000. As consideration for the additional flights, the Company issued a warrant to allow Northwest to purchase 880,000 shares of the Company's common stock at an exercise price of $14.125 per share. The warrant expires on July 1, 2007 or upon termination of the Airlink Agreement. Additionally, the agreement continues Northwest's current right to approve any new Chief Executive Officer.

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

Mesaba and Express Airlines I, Inc. ("Express") a wholly owned subsidiary of Northwest, entered into an agreement dated June 3, 1997 (the "Wet Lease Agreement"), under which Express will provide aircraft, crew services, maintenance, insurance and other services to Mesaba beginning August 1, 1997. The aircraft will be operated as a part of the expanded Minneapolis/St. Paul Airlink flying granted to Mesaba as a part of the new
Airlink Agreement with Northwest.   The Wet Lease Agreement is expected to
continue until on or about January 31, 1998.

3. EARNINGS PER SHARE

Net income per share has been computed based upon the weighted average number of common and common equivalent shares outstanding during each period. The equivalent shares include all shares issuable upon the exercise of stock options and warrants.

4.  AIRCRAFT ADDITIONS

In March 1996, Mesaba entered into a preliminary agreement with Saab Aircraft of America, Inc. ("Saab") for the acquisition of 30 new Saab 340BPlus aircraft and 20 used Saab 340A aircraft. The Company also entered into an option agreement for 10 additional new Saab 340BPlus aircraft and 12 additional used Saab 340A aircraft. As of September 30, 1997, Mesaba has taken delivery of 15 Saab 340A and 22 Saab 340BPlus aircraft. The balance of the aircraft order is expected to be phased into service over the next 15 months to replace Mesaba's remaining fleet of 23 deHavilland Dash 8 aircraft.

In January 1997, Mesaba entered into a preliminary agreement with Saab to lease four used Saab 340B aircraft. Mesaba leases or will lease the Saab 340B aircraft under operating leases from aircraft leasing companies with terms up to one year. As of September 30, 1997, Mesaba had taken delivery of all of the Saab 340B aircraft.

In October 1997, Mesaba entered into an agreement with Saab to acquire an additional 19 new Saab 340BPlus aircraft. The aircraft are to be phased into service at a rate of approximately two aircraft per month beginning in February 1998. All previous option agreements with Saab were cancelled.

The Jet Agreement provides for the delivery of 12 RJ85 regional jets to Mesaba, at a rate of approximately one aircraft per month, beginning in
April 1997.   Mesaba leases or will lease the RJ85 aircraft under operating leases from Northwest with terms up to 10 years. As of September 30, 1997, Mesaba had taken delivery of six RJ85 aircraft.


 5.  DEFERRED CREDITS

In order to assist the Company in integrating new aircraft into its fleet, certain manufacturers provide the Company with spare parts or other credits. The Company has deferred these amounts and amortizes them over the terms of the related aircraft leases as a reduction of rent expense. Amortization of $427 was recorded during the period ended September 30, 1997.

6.   RECLASSIFICATIONS

Certain balances in the fiscal 1997 consolidated financial statements have been reclassified to conform to the fiscal 1998 presentation. These reclassifications had no impact on net income or shareholders' equity.

7.    RECENTLY ISSUED ACCOUNTING STANDARDS

Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("Statement No. 128"), issued in February 1997 and effective for interim and annual periods ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share ("EPS"). The Company will adopt Statement No. 128 in the quarter ending December 31, 1997 and does not expect that its adoption will have a material impact on the Company's computation or presentation of EPS, as the Company's common stock equivalents either have had no material effect on earnings per share amounts or have been anti-dilutive with respect to losses.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (As used herein, "unit cost" means operating cost per avialable seat mile. Dollars and shares outstanding are expressed in thousands)

EARNINGS SUMMARY. The Company reported net income of $5,748 or $0.41 per share for the three months ended September 30, 1997, compared to $3,860 or $0.30 per share in the same period of fiscal 1997. Weighted average shares outstanding increased to 13,916 from 12,962.

OPERATING REVENUES. Total operating revenues increased 54.1% in the second quarter of fiscal 1998 to $71,942 from $46,675 in the year earlier quarter, and revenue passenger miles increased 75.0% to 207,691 from 118,714. Passenger revenue per available seat mile ("RASM") decreased to $0.196 from $0.212 in the previous year's second quarter. Mesaba's average load factor was 57.4% in the current quarter compared to 54.3% during the same period a year ago. The improvement in traffic and load factor are attributable to the introduction of six RJ85 aircraft and the first two months of expanded turboprop activity at the Minneapolis/St. Paul airport as well as overall increases in passenger travel within the industry.

                                         Three months ended
        Operating Costs Per                 September 30,
  Available Seat Mile (Unit Cost)        1997           1996
-------------------------------------------------------------
Wages and benefits                        4.6 Cents      5.8 Cents
Aircraft fuel costs                       1.7            2.0
Aircraft maintenance costs                2.7            2.8
Aircraft rents                            3.5            3.5
Wet lease expense                         1.3             -
Landing fees                              0.4            0.6
Insurance and taxes                       0.5            0.6
Depreciation and amortization             0.4            0.5
Administrative and other costs            2.2            2.6
                                        ------         ------
Total                                    17.3 Cents     18.4 Cents


                                         Three months ended
                                            September 30,
        Operating statistics             1997           1996
--------------------------------------------------------------
Revenue passengers carried                 890,500       525,700
Revenue passenger miles (000)              207,691       118,714
Available seat miles (000)                 361,957       218,472
Passenger load factor                       57.4%         54.3%
Passenger revenue per available seat mile  $0.196        $0 .212
Departures                                 52,728         38,033
Aircraft in service                          70             56

OPERATING EXPENSES. Total operating expenses increased 56.3% to $62,787 from $40,175 in the prior year's second quarter. Mesaba's unit cost decreased 6.0% to $0.173 from $0.184 as a result of a 65.7% increase in available seat miles to 361,957 in the second quarter of fiscal 1998 from 218,472 in the year earlier quarter. The increase in ASMs was accomplished by the acquisition of six RJ85 and 36 Saab 340 aircraft offset by the retirement of 26 Metro III and two Dash 8 aircraft since June 30, 1996. As of June 30, 1997, all of the Metro III aircraft have been removed from revenue service and as of September 30, 1997, all but four have been returned to lessors.

Wages and benefits increased 30.5% to $16,476 in the second quarter of fiscal 1998 from $12,623 in the second quarter of fiscal 1997. However the increased capacity generated by the additional jet and turboprop equipment has caused these costs to be reduced on a unit cost basis. The majority of the increase is a result of higher cost of flight crews due to a 20.8% increase in block hours and the addition of flight crews to support the introduction of the RJ85 as well as the continuing Saab fleet transition program. Mesaba also experienced an increase in wage and benefit costs paid to support personnel due to a 32.7% increase in scheduled turboprop operations.

Fuel costs increased 39.9% to $6,073 in this year's second quarter compared to $4,341 in last year's second quarter. The increase is primarily attributable to a 36.3% increase in consumption. The remainder of the increase was due to credits in the prior year as a result of certain provisions of the Airlink Agreement which lowered the effective price per gallon. These provisions of the Airlink Agreement with Northwest protect Mesaba from future increases in fuel prices. The actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon both in the current quarter and a year ago. Unit cost decreased 15.0% to 1.7 cents from 2.0 cents. Mesaba is not required to provide fuel for the jet operation.

Direct maintenance expense, excluding wages and benefits, increased 64.5% to $9,922 in the second quarter of fiscal 1998 from $6,032 in the second quarter of fiscal 1997. This increase was primarily attributable to the addition of 36 Saab 340 and six RJ85 aircraft to the fleet and higher heavy maintenance costs associated with the Dash 8 fleet. The additional maintenance costs for the Saab 340, RJ85 and Dash 8 aircraft were partially offset by lower maintenance costs related to the phase-out of the Metro III fleet resulting from the return of 22 aircraft to lessors. However, unit cost decreased 3.6% to 2.7 cents from 2.8 cents.

Aircraft rents increased 62.6% to $12,562 in the second quarter of fiscal 1998 from $7,725 in the second quarter of fiscal 1997. This increase is primarily attributable to the addition of 36 Saab 340 and six RJ85 aircraft while returning 22 Metro III and two Dash 8 aircraft to lessors. Mesaba has taken delivery of nine Saab 340 and three RJ85 aircraft during the current period. Due to the additional capacity generated by the jet and larger turboprop equipment, unit cost remained unchanged.

Wet lease expense in the second quarter of fiscal 1998 was $4,642 which is a result of the expanded activity out of the Minneapolis/St. Paul hub. Mesaba had no wet leased aircraft in the year earlier period.

Total landing fees increased 24.6% to $1,561 in the second quarter of fiscal 1998 compared to $1,253 for the second quarter of fiscal 1997. The increase is attributable to a 13.1% increase in departures and a 29.3% increase in the average gross landing weight due to the mix of the aircraft in the fleet and offset by a 3.7% decrease in the overall effective landing fee rate. Unit cost decreased 33.3% to 0.4 cents from 0.6 cents. Mesaba is not required to pay for landing fees for the jet operation.

Insurance and taxes increased 32.3% to $1,748 in the second quarter of fiscal 1998 compared to $1,321 for the second quarter of fiscal 1997. This is due primarily to an increase in passenger liability insurance associated with increased passenger volume and increased hull values associated with the Saab 340 and RJ85 aircraft (compared to the Metro III) offset by a reduction in passenger liability insurance rates and reduced amounts paid for hull insurance caused by the normal decline in fleet values. Due to the additional capacity generated by the jet and larger turboprop equipment, unit cost decreased 16.7% to 0.5 cents from 0.6 cents.

Depreciation and amortization increased 58.6% to $1,621 in the second quarter of fiscal 1998 compared to $1,022 in the second quarter of fiscal 1997. The higher level of depreciation and amortization resulted from the acquisition of spare parts to support the Saab fleet, which are generally
funded by credits issued by the manufacturer.   In October  1996, the
Company paid a contract rights fee in the form of a stock purchase warrant issued to Northwest as a part of the Regional Jet Service Agreement ("Jet Agreement"). Contract rights are being amortized on a straight-line basis over the minimum term of the Jet Agreement through October 2002. The Company paid a contract rights fee in the form of a stock purchase warrant issued to Northwest as a part of the new Airlink Agreement. Contract rights are being amortized on a straight-line basis over the term of the Airlink Agreement through June 2007. The increases were partially offset by a reduction in warrant amortization related to previous warrants issued to Northwest that were fully amortized as of March 31, 1997. Due to the additional capacity generated by the jet and larger turboprop equipment, unit cost decreased 20.0% to 0.4 cents from 0.5 cents.

Administrative and other costs increased 39.7% to $8,182 in the second quarter of fiscal 1998 compared to $5,858 in the second quarter of fiscal 1997. This increase is primarily attributable to higher crew related expenses excluding wages and benefits associated with increased flying and increased airport and passenger related expenses due to an increase in traffic and the number of cities served. Due to the additional capacity generated by the jet and larger turboprop equipment, unit cost decreased 15.4% to 2.2 cents from 2.6 cents. Mesaba is generally not required to provide airport and passenger related expenses for the jet operation.


OPERATING INCOME. Operating income totaled $9,155 in the current period, an increase of 40.8% from $6,500 a year ago. Mesaba's operating margin decreased to 12.7% from 13.9% in the prior year's second quarter.

NONOPERATING INCOME. Nonoperating income increased to $425 in the current quarter from $169 in the prior year's second quarter as a result of higher levels of interest income.

PROVISION FOR INCONE TAXES. The Company's effective tax rate was 40.0% in the second quarter of fiscal 1998 and 42.1% in the comparable quarter in fiscal 1997. The lower effective tax rate is due to lower levels of nondeductible expenses in the current period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (As used herein, "unit cost" means operating cost per avialable seat mile. Dollars and shares outstanding are expressed in thousands)

EARNINGS SUMMARY. The Company reported net income of $9,721 or $0.71 per share for the six months ended September 30, 1997, compared to $6,861 or $0.53 per share in the same period of fiscal 1997. Weighted average shares outstanding increased to 13,611 from 12,970.

OPERATING REVENUES. Total operating revenues increased 41.8% in the first half of fiscal 1998 to $126,366 from $89,096 in the year earlier period, and revenue passenger miles increased 58.4% to 353,176 from 222,926. Passenger revenue per available seat mile ("RASM") decreased to $0.199 from $0.213 in the year earlier period. Mesaba's average load factor was 56.4% in the current period compared to 53.9% during the same period a year ago. The improvement in traffic and load factor are attributable to the introduction of six RJ85 aircraft and the first two months of expanded activity at the Minneapolis/St. Paul airport as well as overall increases in passenger travel within the industry.


                                          Six months ended
        Operating Costs Per                  September 30,
   Available Seat Mile (Unit Cost)       1997           1996
-----------------------------------------------------------------
Wages and benefits                        4.9 Cents      5.9 Cents
Aircraft fuel costs                       1.9            2.0
Aircraft maintenance costs                2.8            2.8
Aircraft rents                            3.5            3.7
Wet lease expense                         0.7             -
Landing fees                              0.5            0.6
Insurance and taxes                       0.5            0.6
Depreciation and amortization             0.4            0.5
Administrative and other costs            2.5            2.6
                                        ------         ------
Total                                    17.7 Cents     18.7 Cents


                                           Six months ended
                                              September 30,

        Operating statistics                1997           1996
---------------------------------------------------------------
Revenue passengers carried                1,513,800      996,300
Revenue passenger miles (000)              353,176       222,926
Available seat miles (000)                 625,808       413,490
Passenger load factor                       56.4%         53.9%
Passenger revenue per available seat mile  $0.199        $0 .213
Departures                                 92,161         72,143
Aircraft in service                          70             56

OPERATING EXPENSES. Total operating expenses increased 43.2% to $111,002 from $77,527 in the prior year's first half. Mesaba's unit cost decreased 5.3% to $0.177 from $0.187 as a result of a 51.3% increase in available seat miles to 625,808 in the first half of fiscal 1998 from 413,490 in the year earlier period. The increase in ASMs was primarily accomplished by the acquisition of six RJ85 and 36 Saab 340 aircraft offset by the retirement of 26 Metro III and two Dash 8 aircraft when compared to one year ago. As of June 30, 1997, all of the Metro III aircraft have been removed from revenue service and as of September 30, 1997, all but four have been returned to lessors.

Wages and benefits increased 24.4% to $30,505 in the first half of fiscal 1998 from $24,521 in the first half of fiscal 1997. The majority of the increase is a result of higher cost of flight crews due to a 28.4% increase in block hours and the addition of flight crews to support the introduction of the RJ85 as well as the continuing Saab fleet transition program.
Mesaba also experienced an increase in wage and benefit costs paid to support personnel due to a 24.2% increase in scheduled operations.
However, the increased capacity generated by the additional jet and turboprop equipment has caused these costs to be reduced on a unit cost basis 17.0% to 4.9 cents from 5.9 cents.

Fuel costs increased 40.5% to $11,600 in this year's first half compared to
$8,257 in last year's first half.   The increase is primarily attributable
to a 35.3% increase in consumption. The remainder of the increase was due to credits in the prior year as a result of certain provisions of the Airlink Agreement which lowered the effective price per gallon. These provisions of the Airlink Agreement with Northwest protect Mesaba from future increases in fuel prices. The actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon both in the current quarter and
a year ago.   Unit cost decreased 5.0% to 1.9 cents from 2.0 cents.  Mesaba is not required to provide fuel for the jet operation.

Direct maintenance expense, excluding wages and benefits, increased 53.6% to $17,489 in the first half of fiscal 1998 from $11,389 in the first half of fiscal 1997. This increase was primarily attributable to the addition of 36 Saab 340 and six RJ85 aircraft to the fleet and higher heavy maintenance costs associated with the Dash 8 fleet. The additional maintenance costs for the Saab 340, RJ85 and Dash 8 aircraft were partially offset by lower maintenance costs related to the phase-out of the Metro III fleet resulting from the return of 22 aircraft to lessors. However, unit costs remained unchanged.

Aircraft rents increased 46.4% to $22,187 in the first half of fiscal 1998 from $15,151 in the first half of fiscal 1997. This increase is primarily attributable to the addition of 36 Saab 340 and six RJ85 aircraft while returning 22 Metro III and two Dash 8 aircraft to lessors. Mesaba has taken delivery of 17 Saab 340 and six RJ85 aircraft during the current period. Due to the additional capacity generated by the larger jet and turboprop equipment, unit cost decreased 5.4% to 3.5 cents from 3.7 cents.

Wet lease expense in the first half of fiscal 1998 was $4,642 which is a result of the expanded activity out of the Minneapolis/St. Paul hub. Mesaba had no wet leased aircraft in the year earlier period.

Total landing fees increased 25.2% to $2,982 in the first half of fiscal 1998 compared to $2,382 for the first half of fiscal 1997. The increase is attributable to a 13.9% increase in turboprop departures and a 34.3% increase in the average gross landing weight due to the mix of the aircraft in the fleet and offset by a 6.8% decrease in the overall effective landing fee rate. Unit cost decreased 16.7% to 0.5 cents from 0.6 cents. Mesaba is not required to pay landing fees for the wet lease or jet operation.

Insurance and taxes increased 23.1% to $3,070 in the first half of fiscal 1998 compared to $2,493 for the first half of fiscal 1997. This is due primarily to an increase in passenger liability insurance associated with increased passenger volume and increased hull values associated with the Saab 340 and RJ85 aircraft (compared to the Metro III) offset by a reduction in passenger liability insurance rates and reduced amounts paid for hull insurance caused by the normal decline in fleet values. Due to the additional capacity generated by the larger jet and turboprop equipment, unit cost decreased 16.7% to .05 cents from 0.6 cents.

Depreciation and amortization increased 38.6% to $2,774 in the first half of fiscal 1998 compared to $2,002 in the first half of fiscal 1997. The higher level of depreciation and amortization resulted from increased expenditures associated with ground support equipment to support the additional cities served as a part of the expanded flights out of the Minneapolis/St. Paul hub and the acquisition of spare parts to support the Saab fleet, which are generally funded by credits issued by the
manufacturer.   In October 1996, the Company paid a contract rights fee in the form of a stock purchase warrant issued to Northwest as a part of the Regional Jet Service Agreement ("Jet Agreement"). Contract rights are being amortized on a straight-line basis over the minimum term of the Jet Agreement through October 2002. The Company paid a contract rights fee in the form of a stock purchase warrant issued to Northwest as a part of the new Airlink Agreement. Contract rights are being amortized on a straight-line basis over the term of the Airlink Agreement through June 2007. The increases were partially offset by a reduction in warrant amortization related to previous warrants issued to Northwest that were fully amortized as of March 31, 1997. Due to the additional capacity generated by the larger jet and turboprop equipment, unit cost decreased 20.0% to 0.4 cents from 0.5 cents.

Administrative and other costs increased 39.0% to $15,753 in the first half of fiscal 1998 compared to $11,332 in the first half of fiscal 1997. This increase is primarily attributable to higher crew related expenses, excluding wages and benefits, associated with increased flying and increased airport and passenger related expenses due to an increase in traffic and the number of cities served. Due to the additional capacity generated by the larger jet and turboprop equipment, unit cost decreased 3.8% to 2.5 cents from 2.6 cents.

OPERATING INCOME. Operating income totaled $15,364 in the current period, an increase of 32.8% from $11,569 a year ago. Mesaba's operating margin decreased to 12.2% from 13.0% in the prior year's first half.

NONOPERATING INCOME. Nonoperating income increased to $796 in the current period from $282 in the prior year's first half as a result of higher levels of interest income.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 39.8% in the first half of fiscal 1998 and 42.1% in fiscal 1997. The lower effective tax rate is due to lower levels of nondeductible expenses in the current period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $41,768 with a current ratio of
2.1 at September 30, 1997 compared to $37,808 and 2.1 at March 31, 1997. Cash and cash equivalents increased by $8,648 to $57,774 at September 30, 1997. Net cash flows provided by operating activities totaled $16,120 in the first half of 1998 compared to $18,760 in the first half of fiscal 1997. Net cash flows used for investing activities amounted to $7,640 during the six months ended September 30, 1997 compared to $1,413 in the same period last year. Net cash flows used for financing activities through September 30, 1997 totaled $168 compared to a use of $67 in the same period last year.

Long-term obligations, net of current maturities, totaled $4,960 at September 30, 1997 compared to $5,194 at March 31, 1997. The ratio of long-term debt to stockholders' equity decreased to .08 at September 30, 1997 from .10 at March 31, 1997.

As of October, 1997, Mesaba's fleet consisted of 70 aircraft covered under operating leases with remaining terms of two months to 16 years and an aggregate monthly lease payments of approximately $4.3 million. Operating leases have been Mesaba's primary method of acquiring aircraft, and management expects to continue relying on this method to meet most of its future aircraft needs. Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with terms up to 17.5 years. Mesaba has negotiated a financing agreement with the airframe manufacturer whereby operating lease financing for the remaining new and used Saab 340 aircraft are committed to the Company on competitive rates and terms. Mesaba leases its RJ85 aircraft from Northwest under operating leases with terms of up to 10 years. Mesaba will lease the remaining 6 RJ85 aircraft under firm contract from Northwest the remaining undelivered RJ85 aircraft.

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

                                    Part II.
Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company files with the Securities and Exchange Commission a definitive proxy date July 17, 1997 in connection with its annual meeting of shareholders held on August 20, 1997. Both persons nominated by management for election as Class Three directors, as discussed in the definitive proxy statement, were elected. Shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of Authorized shares of Common Stock from 15,000,000 to 25,000,000, casting 11,635,990 votes in favor of the amendment, 218,131 against the amendment and 17,799 abstentions. There were no broker nonvotes. Shareholders also approved an amendment to the 1994 Stock Option Plan, casting 11,086,923 votes in favor of the amendment, 738,955 votes against the amendment and 46,042 abstentions. There were no broker nonvotes. In addition, shareholders ratifies the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending March 31, 1998, casting 11,828,504 votes in favor of the ratification, 8,403 votes against the ratification and 35,013 abstentions. There were no broker nonvotes.

Item 5. OTHER INFORMATION

         The Company, Mesaba and Northwest entered into a definitive Airline Services Agreement dated July 1, 1997 (the "Airlink Agreement"), under which Mesaba has exclusive rights to provide all turboprop Airlink services to and from the Minneapolis/St. Paul and Detroit hubs. The Airlink Agreement replaces the prior Airline Services Agreement with Northwest, which had been in effect, through various amendments and restatements, since September 1988. Mesaba also flies RJ85 jet aircraft under a separate Regional Jet Services agreement with Northwest, dated October 26, 1996.

         Under the new Airlink Agreement, Mesaba provides air service according to routes and schedules determined by Northwest. All flights are designated as Northwest flights using Northwest's designator code. Mesaba is responsible for providing all flight and cabin crews, dispatch control, aircraft maintenance and repair services, hull and passenger liability insurance, passenger and gate check-in, aircraft loading and unloading, ticketing, ramp services and fuel and fueling services, except at cities where Northwest also flies, where Northwest will provide passenger ticketing. Mesaba may employ agents, including Northwest, to perform certain of these functions. Mesaba pays a fixed rate for fuel over the life of the Airlink Agreement.

         Mesaba will sublease Saab 340 aircraft from Northwest, or a Northwest affiliate, and has agreed not to lease aircraft for any purpose other than service under the Airlink Agreement. Mesaba also currently flies 25 Dash 8 aircraft to provide Airlink Service.

         In connection with the Airlink Agreement, Northwest assigned additional routes to Mesaba which had been previously operated by Express Airlines I, Inc. ("Express"), now a wholly owned subsidiary of Northwest. In order to provide for this expanded service from the Minneapolis/St. Paul hub, Mesaba and express entered into a Wet Lease Agreement dated June 3, 1997. On August 1, 1997, Express began providing Mesaba with aircraft and cabin crews, maintenance, insurance and other services. The arrangement is expected to continue into the fourth quarter of the current fiscal year.

         Under the Airlink Agreement, Mesaba will receive monthly payments from Northwest based on the number of passengers enplaned and Mesaba's competed available seat miles. Mesaba will also receive incentive payments or be required to pay penalties, depending upon its performance under specified service standards, including completion factor, on-time reliability, mishandled luggage, customer complaints and denied boardings. In the event that Mesaba exceeds certain costs and margin factors, Northwest has a right of setoff against the monthly payments to Mesaba. All revenue from ticket sales and other activities associated with the operation of Mesaba's aircraft are the property of Northwest, except for revenue derived from beverage services, nonrevenue pass travel and cargo handling services.

         The Airlink Agreement continues in effect until June 30, 2007, unless terminated earlier in accordance with its provisions. The Airlink Agreement may be terminated immediately by Mesaba or Northwest in the event that the other party is subject to a bankruptcy proceeding or is divested of a substantial part of its assets. In the event of a breach of a nonmonetary provision of the Airlink Agreement which remains uncured for a period of more than 10 days after receipt of written notification of such default, the nondefaulting party may terminate the agreement. Either party may also terminate the Airlink Agreement without cause upon 365 days written notice given not earlier than July 1, 2000. Northwest may terminate the Airlink Agreement in the event certain lease and other performance faults by Mesaba, a change in control of the Company or Mesaba, revocation or failure to maintain Mesaba's DOT certification, failure of the Company or Mesaba to elect a chief executive officer reasonably acceptable to Northwest, or a failure to nominate and recommend for election nominees designated by Northwest sufficient to provide for three Northwest members on the Company's and Mesaba's board of directors.

        In consideration of entering into the Airlink Agreement, the Company issued a warrant to Northwest dated October 17, 1997, for the purchase of 880,000 shares of the Company's common stock at an initial exercise price of $14.125 per share. The warrant became execisable on October 17, 1997 and expires at 5:00 p.m. Minneapolis time, on July 1, 2007, unless terminated earlier. The warrant will terminate (I) immediately upon the termination of the Airlink Agreement, if the Airlink Agreement is terminated by Northwest or (ii) 30 days after Northwest's receipt of notice from the Company of the Company's termination of the Airlink Agreement, if the Airlink Agreement is terminates as a result of such a notice. The number of shares subject to purchase under the warrants, and the purchase price, are subject to customary antidilution provisions.

         Approximately 72& of Mesaba's passenger connected with Northwest flights in fiscal 1997. Substantially all of Mesaba's operating revenues are expected to be derived from payments by Northwest under the Airlink Agreement. Loss of Mesaba's relationship with Northwest or Northwest's failure to make timely payments of amounts owed to Mesaba or otherwise materially perform under the Airlink Agreement for any reason would have a material adverse effect on the Company's operations and financial position.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits

                3A. Articles of Amendment to the Company's Articles of Incorporation.

                4A. Common Stock Purchase Warrant dated October 17, 1997 issued to Northwest Airlines, Inc.

                10A. Airline Services Agreement between Mesaba Aviation, Inc., Mesaba holdings, Inc., and Northwest Airlines, Inc. dated July 1, 1997 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2, and such portions have been filed separately with the Securities and Exchange Commission).

                10B.  1994 Stock option Plan (as amended July 1, 1997).

        b) The Registrant did not file any reports on form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MESABA HOLDINGS, INC.

Date:     November 14, 1997        BY:  /s/ Robert H. Cooper
                                      ----------------------
                                     Robert H. Cooper
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

                                        /s/ Jon R. Meyer
                                      ----------------------
                                      Jon R. Meyer
                                      Director of Accounting/Controller
                                      (Principal Accounting Officer)

EXHIBIT INDEX


EXHIBIT NO                      EXHIBIT
----------                      -------

3A.             Articles of Amendment to the Company's Articles of
                Incorporation.

4A. Common Stock Purchase Warrant dated October 17, 1997 issued to Northwest Airlines, Inc.

10A. Airline Services Agreement between Mesaba Aviation, Inc., Mesaba holdings, Inc., and Northwest Airlines, Inc. dated July 1, 1997 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2, and such portions have been filed separately with the Securities and Exchange Commission).

10B.            1994 Stock option Plan (as amended July 1, 1997).