Form 10-Q
period 1997-12-31
MESABA HOLDINGS INC
filed 1998-02-17
CIK 835768

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

       {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended December 31, 1997

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

                    Yes   X        No
                       ------         ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                  Outstanding as of February 12, 1998
               -----                  -----------------------------------
          Common Stock
          par value $.01 per share               12,926,702

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

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                           MESABA HOLDINGS, INC.
                        CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share information)

                                   ASSETS
                                   ------
                                                December 31,  March 31,
                                                    1997        1997
                                                 --------     --------
                                                (Unaudited)
     CURRENT ASSETS:
       Cash and cash equivalents                 $ 58,177     $ 49,126
       Accounts receivable, net                    15,868       13,344
       Inventories                                  4,443        2,077
       Prepaid expenses and deposits                4,642        3,054
       Deferred tax asset                           3,702        3,600
                                                 --------     --------
          Total current assets                     86,832       71,201

     PROPERTY AND EQUIPMENT:
       Facilities under capital lease               9,147        9,147
       Flight equipment                            30,183       18,655
       Other property and equipment                15,808       12,008
       Accumulated depreciation and amortization  (23,769)     (20,038)
                                                 --------     --------
          Net property and equipment               31,369       19,772

     OTHER ASSETS AND DEFERRED COSTS               12,768       13,593
                                                 --------     --------
     TOTAL ASSETS                                $130,969     $104,566
                                                 ========     ========


The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                           MESABA HOLDINGS, INC.
                  CONSOLIDATED BALANCE SHEETS (Continued)
                  (in thousands, except share information)

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
                                                December 31,  March 31,
                                                    1997        1997
                                                 --------     --------
                                                (Unaudited)

     CURRENT LIABILITIES:
       Current maturities of long-term
         obligations                             $    454     $    425
       Accounts payable                            16,479       11,932
       Accrued liabilities
          Payroll                                   8,483        6,589
          Maintenance                               8,390        7,469
          Other                                     7,344        6,978
                                                 --------     --------
          Total current liabilities                41,150       33,393

     LONG-TERM OBLIGATIONS, net of current
     maturities                                     4,845        5,194

     DEFERRED CREDITS AND OTHER LIABILITIES        14,865       16,185

     SHAREHOLDERS' EQUITY:
     Common stock,  $.01 par value;  25,000,000
     shares authorized, 12,855,696 and
     12,784,046 shares issued and outstanding,
     respectively                                     129          128
     Paid-in capital                               40,614       40,114
     Warrants                                       7,900        3,100
                                                 --------     --------
     Retained earnings                             21,466        6,452
                                                 --------     --------
          Total shareholders' equity               70,109       49,794
                                                 --------     --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $130,969     $104,566
                                                 ========     ========


The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                                MESABA HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                     (in thousands, except per share information)


                                       Three Months ended  Nine Months Ended
                                          December 31,        December 31,
                                      ----------------    ------------------
                                      1997       1996      1997       1996
                                    ---------  ---------  ---------  ---------

OPERATING REVENUES:
Passenger                           $  74,598  $  47,404  $ 199,375  $ 135,564
Other                                     845        643      2,434      1,579
                                    ---------  ---------  ---------  ---------
     Total operating revenues          75,443     48,047    201,809    137,143

OPERATING EXPENSES:
Wages and benefits                     17,587     12,489     48,092     37,010
Aircraft fuel costs                     6,481      4,656     18,081     12,913
Aircraft maintenance costs             12,376      6,866     29,865     18,255
Aircraft rents                         13,372      8,033     35,559     23,184
Wet lease expense                       2,560          -      7,202          -
Landing fees                            1,566      1,213      4,548      3,595
Insurance and taxes                     1,793      1,386      4,863      3,879
Depreciation and amortization           1,788      1,124      4,562      3,126
Administrative and other costs          9,593      7,379     25,346     18,711
                                    ---------  ---------  ---------  ---------
     Total operating expenses          67,116     43,146    178,118    120,673

     Operating income                   8,327      4,901     23,691     16,470

NONOPERATING INCOME (EXPENSE):
Interest expense                         (109)      (280)      (352)      (378)
Other, net                                572        395      1,611        927
                                    ---------  ---------  ---------  ---------
     Other income, net                    463        267      1,259        549

     Income before income taxes         8,790      5,168     24,950     17,019

PROVISION FOR INCOME TAXES              3,498      2,167      9,937      7,157
                                    ---------  ---------  ---------  ---------
NET INCOME                          $   5,292  $   3,001  $  15,013  $   9,862
                                    =========  =========  =========  =========

NET INCOME PER COMMON SHARE:
  Basic earnings per common share   $    0.42  $    0.24  $    1.17  $    0.77
                                    =========  =========  =========  =========
  Diluted earnings per common share $    0.38  $    0.23  $    1.09  $    0.76
                                    =========  =========  =========  =========



The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                           MESABA HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited, in thousands)
                                                    Nine Months Ended
                                                      December 31,
                                                    1997        1996
                                                 --------     --------

     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                  $ 15,013     $  9,862
     Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation and amortization             4,562        3,126
          Amortization of deferred credits           (770)        (226)
          Accrued maintenance, long-term                -         (917)
          Deferred Income tax provision               181          (30)
     Changes in current operating items:
          Accounts receivable, net                 (2,524)        (120)
          Inventories                              (1,539)      (1,726)
          Prepaid expenses and deposits            (1,588)      (1,545)
          Accounts payable and accrued liabilities  6,727       10,485
                                                 --------     --------
     Net cash provided by operating activities     20,062       18,909
                                                 --------     --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment      (10,806)      (2,275)
          Capitalized pre-operating costs            (386)           -
                                                 --------     --------
     Net cash used for investing activities       (11,192)      (2,275)
                                                 --------     --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
          Issuance of common stock                    501          213
          Repayment of long-term obligations         (320)        (333)
                                                 --------     --------
     Net cash provided by (used for) financing
     activities                                       181         (120)
                                                 --------     --------
     NET INCREASE IN CASH AND CASH EQUIVALENTS      9,051       16,514

     CASH AND CASH EQUIVALENTS:
          Beginning of period                      49,126       29,428
                                                 --------     --------
          End of period                          $ 58,177     $ 45,942
                                                 ========     ========

     SUPPLEMENTARY CASH FLOW INFORMATION:
          Cash paid during period for:
               Interest                          $    361     $    367
                                                 ========     ========
               Income taxes                      $ 11,488     $  5,101
                                                 ========     ========
          Noncash investing activities included
           the following:
               Rotable and spare parts inventory
                acquired with integration funds  $  5,679     $  5,841
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

2. AGREEMENTS WITH NORTHWEST

Mesaba is a regional air carrier providing scheduled passenger and air freight service to 82 cities in the Upper Midwest and Canada. Mesaba operates flights from Minneapolis/St. Paul and Detroit Metropolitan airport as Mesaba/Northwest Airlink ("Airlink") under a cooperative marketing agreement with Northwest Airlines, Inc. ("Northwest"). In October 1997, Mesaba signed a new long-term Airline Services Agreement ("Airlink Agreement") with Northwest for Mesaba to continue operating as Northwest Airlink. The ten year agreement granted all turboprop Airlink flying out of Northwest's Minneapolis/St. Paul hub to Mesaba effective August 1, 1997.
The agreement also continues Mesaba's right to provide all turboprop
Airlink service out of Northwest's Detroit Metropolitan airport. Northwest has the right to terminate the Airlink Agreement without cause upon 365 days written notice, such notice not to be given before July 1, 2000. As consideration for the additional flights, the Company issued a warrant to allow Northwest to purchase 880,000 shares of the Company's common stock at an exercise price of $14.125 per share. The warrant expires on July 1, 2007. Additionally, the agreement continues Northwest's current right to approve any new Chief Executive Officer.

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

Mesaba and Northwest entered into a Regional Jet Services Agreement in October 1996 (the "Jet Agreement"), under which Mesaba operates 12 Avro/Ai(R) RJ85 ("RJ85") regional jets for Northwest under operating leases with terms up to 10 years. The aircraft will be subleased from Northwest and will be operated as Northwest Jet Airlink from Minneapolis/St. Paul and Detroit hubs according to routes and schedules determined by Northwest. Jet service began June 6, 1997. The Jet Agreement provides for the delivery of 12 RJ85 regional jets to Mesaba, at a rate of approximately one aircraft per
month, beginning in April 1997.   As of December 31, 1997, Mesaba had taken
delivery of eight RJ85 aircraft.

Mesaba and Express Airlines I, Inc. ("Express") a wholly owned subsidiary of Northwest, entered into an agreement in June 1997 (the "Wet Lease Agreement"), under which Express provided aircraft, crew services, maintenance, insurance and other services to Mesaba beginning August 1, 1997. The aircraft were operated as a part of the expanded Minneapolis/St. Paul Airlink flying granted to Mesaba as a part of the new
Airlink Agreement with Northwest.   The Wet Lease Agreement terminaed on
January 31, 1998.

3. PER SHARE DATA

In the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings per Share", which is effective for interim periods ending after December 15, 1997. As a result, all prior period earnings per share data has been restated. This adoption of SFAS No. 128 did not have any significant impact on previously reported earnings per share. Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed similar to the computation for basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other dilutive securities using the treasury stock method.

4.  AIRCRAFT ADDITIONS

In 1996, Mesaba entered into an agreement with Saab Aircraft of America, Inc. ("Saab") for the acquisition of 30 new Saab 340BPlus aircraft and 20 used Saab 340A aircraft. The Company also entered into an option agreement for 10 additional new Saab 340BPlus aircraft and 12 additional used Saab 340A aircraft. As of December 31, 1997, Mesaba has taken delivery of 18 Saab 340A and 27 Saab 340BPlus aircraft. The balance of the aircraft order is expected to be phased into service over the next 12 months to replace Mesaba's remaining fleet of 17 deHavilland Dash 8 aircraft.

In 1997, Mesaba entered into an agreement with Saab to lease four used Saab 340B aircraft. Mesaba leases or will lease the Saab 340B aircraft under operating leases from aircraft leasing companies with terms up to one year.

In October 1997, Mesaba entered into an agreement with Saab to acquire an additional 19 new Saab 340BPlus aircraft. The aircraft order are to be phased into service at a rate of approximately two aircraft per month beginning in March 1998. All previous option agreements with Saab were canceled.

5.  DEFERRED CREDITS

In order to assist the Company in integrating new aircraft into its fleet, certain manufacturers provide the Company with spare parts or other credits. The Company has deferred these amounts and amortizes them over the terms of the related aircraft leases as a reduction of rent expense. Amortization of $770 and $226 was recorded during the period ended December 31, 1997 and 1996 respectively.

6. RECLASSIFICATIONS

Certain balances in the fiscal and interim 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation. These reclassifications had no impact on net income or shareholders' equity.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

During June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information", which requires a disclosure of business segments in the financial statements of the Company. The Company expects to adopt SFAS No. 131 in the fiscal 1999 and anticipates a change in segment disclosure at the time of adoption.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996 (As used herein, "unit cost" means operating cost per available seat mile. Dollars and shares outstanding are expressed in thousands)

EARNINGS SUMMARY. The Company reported net income of $5,292 or $0.38 diluted earnings per share for the three months ended December 31, 1997, compared to $3,001 or $0.23 diluted earnings per share in the same period of fiscal 1997. Weighted average shares outstanding increased to 14,014 from 13,068.

OPERATING REVENUES. Total operating revenues increased 57.0% in the third quarter of fiscal 1998 to $75,443 from $48,047 in the year earlier quarter, and revenue passenger miles increased 97.3% to 221,746 from 112,403. Passenger revenue per available seat mile ("RASM") decreased to $0.183 from $0.212 in the previous year's third quarter. Mesaba's average load factor was 54.4% in the current quarter compared to 50.2% during the same period a year ago. The improvement in traffic and load factor are attributable to the introduction of eight RJ85 aircraft and the expanded turboprop activity at the Minneapolis/St. Paul airport as well as overall increases in passenger travel within the industry.

             Operating Costs Per          Three months ended December 31,
       Available Seat Mile (Unit Cost)         1997            1996
     ----------------------------------   --------------  ---------------
     Wages and benefits                        4.3 CENTS     5.6 CENTS
     Aircraft fuel costs                       1.6           2.1
     Aircraft maintenance costs                3.0           3.1
     Aircraft rents                            3.3           3.6
     Wet lease expense                         0.6             -
     Landing fees                              0.4           0.5
     Insurance and taxes                       0.5           0.6
     Depreciation and amortization             0.4           0.5
     Administrative and other costs            2.4           3.3
                                            ------        ------
     Total                                    16.5 CENTS    19.3 CENTS


                                             Three months ended December 31,
             Operating statistics                 1997          1996
     ----------------------------------      --------------  ---------------
     Revenue passengers carried                  908,000         487,000
     Revenue passenger miles (000)               221,746         112,403
     Available seat miles (000)                  407,784         223,707
     Passenger load factor                        54.4%           50.2%
     Passenger revenue per available seat mile    $0.183         $0 .212
     Departures                                   54,985          36,819
     Aircraft in service                            74              58

OPERATING EXPENSES. Total operating expenses increased 55.6% to $67,116 from $43,146 in the prior year's third quarter. Mesaba's unit cost decreased 14.5% to $0.165 from $0.193 as a result of a 82.3% increase in available seat miles ("ASM") to 407,784 in the third quarter of fiscal 1998 from 223,707 in the year earlier quarter. The increase in ASMs was accomplished by the acquisition of eight RJ85 and 37 Saab 340 aircraft offset by the retirement of 21 Metro III and eight Dash 8 aircraft since December 31, 1996. As of June 30, 1997, all of the Metro III aircraft have been removed from revenue service and as of December 31, 1997, all but three had been returned to lessors.

Wages and benefits increased 40.8% to $17,587 in the third quarter of fiscal 1998 from $12,489 in the third quarter of fiscal 1997. However the increased capacity generated by the additional jet and turboprop equipment has caused these costs to be reduced on a unit cost basis. The majority of the increase is a result of the higher cost of flight crews due to a 36.3% increase in block hours and the addition of flight crews to support the introduction of the RJ85 as well as the continuing Saab fleet transition program. Mesaba also experienced an increase in wage and benefit costs paid to support personnel due to a 39.4% increase in scheduled turboprop operations.

Fuel costs increased 39.2% to $6,481 in this year's third quarter compared to $4,656 in last year's third quarter. The increase is primarily attributable to a 37.3% increase in consumption. The remainder of the increase was due to credits in the prior year as a result of certain provisions of the Airlink Agreement which lowered the effective price per gallon. These provisions of the Airlink Agreement with Northwest provide Mesaba with a fixed price per gallon for fuel. The actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon both in the current quarter and a year ago. Unit cost decreased 23.8% to 1.6 cents from 2.1 cents. Mesaba is not required to provide fuel for the jet operation.

Direct maintenance expense, excluding wages and benefits, increased 80.3% to $12,376 in the third quarter of fiscal 1998 from $6,866 in the third quarter of fiscal 1997. This increase was primarily attributable to the addition of 37 Saab 340 and eight RJ85 aircraft to the fleet when compared to a year ago and higher heavy inspection costs associated with the Saab
340 fleet. Mesaba utilizes the accrual method of accounting for heavy airfram inspections. The additional maintenance costs for the Saab 340, RJ85 and Dash 8 aircraft were partially offset by lower maintenance costs related to the phase-out of the Metro III fleet resulting from the return of 23 aircraft to lessors. However, unit cost decreased 3.2% to 3.0 cents from 3.1 cents.

Aircraft rents increased 66.5% to $13,372 in the third quarter of fiscal 1998 from $8,033 in the third quarter of fiscal 1997. This increase is primarily attributable to the addition of 37 Saab 340 and eight RJ85 aircraft while retiring 26 Metro III and eight Dash 8 aircraft to lessors. Mesaba has taken delivery of nine Saab 340 and two RJ85 aircraft during the current period. Due to the additional capacity generated by the jet and larger turboprop equipment, unit cost decreased 8.3% to 3.3 cents from
3.6 cents.

Wet lease expense in the third quarter of fiscal 1998 was $2,560 which is a result of the expanded activity out of the Minneapolis/St. Paul hub.
Mesaba had no wet leased aircraft in the year earlier period.

Total landing fees increased 29.1% to $1,566 in the third quarter of fiscal 1998 compared to $1,213 for the third quarter of fiscal 1997. The increase is attributable to a 26.3% increase in departures and a 39.0% increase in the average gross landing weight due to the mix of the aircraft in the fleet and offset by a 7.2% decrease in the overall effective landing fee rate. Unit cost decreased 20.0% to 0.4 cents from 0.5 cents. Mesaba is not required to pay for landing fees for the wet lease or jet operation aircraft.

Insurance and taxes increased 29.4% to $1,793 in the third quarter of fiscal 1998 compared to $1,386 for the third quarter of fiscal 1997. This is due primarily to an increase in passenger liability insurance associated with increased passenger volume and increased hull values associated with the Saab 340 and RJ85 aircraft (compared to the Metro III) offset by a reduction in passenger liability insurance rates and reduced amounts paid for hull insurance caused by the normal decline in fleet values. Due to the additional capacity generated by the jet and larger turboprop equipment, unit cost decreased 16.7% to 0.5 cents from 0.6 cents.

Depreciation and amortization increased 59.1% to $1,788 in the third quarter of fiscal 1998 compared to $1,124 in the third quarter of fiscal 1997. The higher level of depreciation and amortization resulted from the acquisition of spare parts to support the Saab fleet, which are generally funded by credits issued by the manufacturer. In October 1996, the Company paid a contract rights fee in the form of a stock purchase warrant issued to Northwest as a part of the Regional Jet Service Agreement ("Jet Agreement"). Contract rights are being amortized on a straight-line basis over the minimum term of the Jet Agreement through October 2002. The Company also paid a contract rights fee in the form of a stock purchase warrant issued to Northwest as a part of the new Airlink Agreement. Contract rights are being amortized on a straight-line basis over the term of the Airlink Agreement through June 2007. The increases were partially offset by a reduction in warrant amortization related to previous warrants issued to Northwest that were fully amortized as of March 31, 1997. Due to the additional capacity generated by the jet and larger turboprop equipment, unit cost decreased 20.0% to 0.4 cents from 0.5 cents.

Administrative and other costs increased 30.0% to $9,593 in the third quarter of fiscal 1998 compared to $7,379 in the third quarter of fiscal 1997. This increase is primarily attributable to higher crew related expenses excluding wages and benefits associated with increased flying and increased airport and passenger related expenses due to an increase in traffic and the number of cities served. Due to the additional capacity generated by the jet and larger turboprop equipment, unit cost decreased 27.3% to 2.4 cents from 3.3 cents. Mesaba is generally not required to provide airport and passenger related expenses for the jet operation.

OPERATING INCOME. Operating income totaled $8,327 in the current period, an increase of 69.9% from $4,901 a year ago. Mesaba's operating margin increased to 11.0% from 10.2% in the prior year's third quarter.

NONOPERATING INCOME. Nonoperating income increased to $463 in the current quarter from $267 in the prior year's third quarter as a result of higher levels of interest income.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 39.8% in the third quarter of fiscal 1998 and 41.9% in the comparable quarter in fiscal 1997. The lower effective tax rate is due to lower levels of nondeductible expenses in the current period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996 (As used herein, "unit cost" means operating cost per available seat mile. Dollars and shares outstanding are expressed in thousands)

EARNINGS SUMMARY. The Company reported net income of $15,013 or $1.09 diluted earnings per share for the nine months ended December 31, 1997, compared to $9,862 or $0.76 diluted earnings per share in the same period of fiscal 1997. Weighted average shares outstanding increased to 13,806 from 13,002.

OPERATING REVENUES. Total operating revenues increased 47.2% in the first nine months of fiscal 1998 to $201,809 from $137,143 in the year earlier period, and revenue passenger miles increased 71.4% to 574,922 from 335,329. Passenger revenue per available seat mile ("RASM") decreased to $0.193 from $0.213 in the year earlier period. Mesaba's average load factor was 55.6% in the current period compared to 52.6% during the same period a year ago. The improvement in traffic and load factor are attributable to the introduction of eight RJ85 aircraft and the first two months of expanded activity at the Minneapolis/St. Paul airport as well as overall increases in passenger travel within the industry.

             Operating Costs Per           Nine months ended December 31,
       Available Seat Mile (Unit Cost)         1997          1996
     ----------------------------------   --------------  ---------------
     Wages and benefits                        4.7 CENTS     5.8 CENTS
     Aircraft fuel costs                       1.7           2.0
     Aircraft maintenance costs                2.9           2.9
     Aircraft rents                            3.4           3.6
     Wet lease expense                         0.7             -
     Landing fees                              0.4           0.6
     Insurance and taxes                       0.5           0.6
     Depreciation and amortization             0.4           0.5
     Administrative and other costs            2.5           2.9
                                            ------        ------
     Total                                    17.2 CENTS    18.9 CENTS


                                              Nine months ended December 31,
             Operating statistics                 1997          1996
     ----------------------------------      --------------  ---------------
     Revenue passengers carried                 2,421,800       1,483,000
     Revenue passenger miles (000)               574,922         335,329
     Available seat miles (000)                 1,033,592        637,197
     Passenger load factor                        55.6%           52.6%
     Passenger revenue per available seat mile   $0.193         $0 .213
     Departures                                  147,146         108,962
     Aircraft in service                            74              58


OPERATING EXPENSES. Total operating expenses increased 47.6% to $178,118 from $120,673 in the prior year's first nine months. Mesaba's unit cost decreased 9.0% to $0.172 from $0.189 as a result of a 62.2% increase in available seat miles ("ASM") to 1,033,592 in the first nine months of fiscal 1998 from 637,197 in the year earlier period. The increase in ASMs was primarily accomplished by the acquisition of eight RJ85 and 49 Saab 340 aircraft offset by the retirement of 21 Metro III and eight Dash 8 aircraft when compared to one year ago. As of June 30, 1997, all of the Metro III aircraft had been removed from revenue service and as of December 31, 1997, all but three have been returned to lessors.

Wages and benefits increased 29.9% to $48,092 in the first nine months of fiscal 1998 from $37,010 in the first nine months of fiscal 1997. The majority of the increase is a result of higher cost of flight crews due to a 24.5% increase in block hours and the addition of flight crews to support the introduction of the RJ85 as well as the continuing Saab fleet transition program. Mesaba also experienced an increase in wage and benefit costs paid to support personnel due to a 29.5% increase in scheduled operations. However, the increased capacity generated by the additional jet and turboprop equipment has caused these costs to be reduced on a unit cost basis 19.0% to 4.7 cents from 5.8 cents.

Fuel costs increased 40.0% to $18,081 in this year's first nine months
compared to $12,913 in last year's first nine months.   The increase is
primarily attributable to a 36.0% increase in consumption. The remainder of the increase was due to credits in the prior year as a result of certain provisions of the Airlink Agreement which lowered the effective price per gallon. These provisions of the Airlink Agreement with Northwest provide Mesaba with a fixed price per gallon for fuel. The actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon both in the
current quarter and a year ago.   Unit cost decreased 15.0% to 1.7 cents
from 2.0 cents. Mesaba is not required to provide fuel for the jet operation.

Direct maintenance expense, excluding wages and benefits, increased 63.6% to $29,865 in the first nine months of fiscal 1998 from $18,255 in the first nine months of fiscal 1997. This increase was primarily attributable to the addition of 37 Saab 340 and eight RJ85 aircraft to the fleet when compared to a year ago and higher heavy inspection costs associated with the Saab 340 and Dash 8 fleet. Mesaba utilizes the accrual method of accounting for heavy airfram inspections. The additional maintenance costs for the Saab 340, RJ85 and Dash 8 aircraft were partially offset by lower maintenance costs related to the phase-out of the Metro III fleet resulting from the return of 23 aircraft to lessors. However, unit costs remained unchanged.

Aircraft rents increased 53.4% to $35,559 in the first nine months of fiscal 1998 from $23,184 in the first nine months of fiscal 1997. This increase is primarily attributable to the addition of 49 Saab 340 and eight RJ85 aircraft while returning 23 Metro III and eight Dash 8 aircraft to lessors. Mesaba has taken delivery of 25 Saab 340 and eight RJ85 aircraft during the current period. Due to the additional capacity generated by the larger jet and turboprop equipment, unit cost decreased 5.6% to 3.4 cents from 3.6 cents.

Wet lease expense in the first nine months of fiscal 1998 was $7,202 which is a result of the expanded activity out of the Minneapolis/St. Paul hub. Mesaba had no wet leased aircraft in the year earlier period.

Total landing fees increased 26.5% to $4,548 in the first nine months of fiscal 1998 compared to $3,595 for the first nine months of fiscal 1997. The increase is attributable to a 18.3% increase in turboprop departures and a 37.5% increase in the average gross landing weight due to the mix of the aircraft in the fleet and offset by a 8.0% decrease in the overall effective landing fee rate. Unit cost decreased 33.3% to 0.4 cents from
0.6 cents. Mesaba is not required to pay landing fees for the wet lease or jet operation.

Insurance and taxes increased 25.4% to $4,863 in the first nine months of fiscal 1998 compared to $3,879 for the first nine months of fiscal 1997. This is due primarily to an increase in passenger liability insurance associated with increased passenger volume and increased hull values associated with the Saab 340 and RJ85 aircraft (compared to the Metro III) offset by a reduction in passenger liability insurance rates and reduced amounts paid for hull insurance caused by the normal decline in fleet values. Due to the additional capacity generated by the larger jet and turboprop equipment, unit cost decreased 16.7% to 0.5 cents from 0.6 cents.

Depreciation and amortization increased 45.9% to $4,562 in the first nine months of fiscal 1998 compared to $3,126 in the first nine months of fiscal 1997. The higher level of depreciation and amortization resulted from increased expenditures associated with ground support equipment to support the additional cities served as a part of the expanded flights out of the Minneapolis/St. Paul hub and the acquisition of spare parts to support the Saab fleet, which are generally funded by credits issued by the manufacturer. In October 1996, the Company paid a contract rights fee in the form of a stock purchase warrant issued to Northwest as a part of the Regional Jet Service Agreement ("Jet Agreement"). Contract rights are being amortized on a straight-line basis over the minimum term of the Jet Agreement through October 2002. The Company also paid a contract rights fee in the form of a stock purchase warrant issued to Northwest as a part of the new Airlink Agreement. Contract rights are being amortized on a straight-line basis over the term of the Airlink Agreement through June 2007. The increases were partially offset by a reduction in warrant amortization related to previous warrants issued to Northwest that were fully amortized as of March 31, 1997. Due to the additional capacity generated by the larger jet and turboprop equipment, unit cost decreased 20.0% to 0.4 cents from 0.5 cents.

Administrative and other costs increased 35.5% to $25,346 in the first nine months of fiscal 1998 compared to $18,711 in the first nine months of fiscal 1997. This increase is primarily attributable to higher crew related expenses, excluding wages and benefits, associated with increased flying and increased airport and passenger related expenses due to an increase in traffic and the number of cities served. Due to the additional capacity generated by the larger jet and turboprop equipment, unit cost decreased 13.8% to 2.5 cents from 2.9 cents.

OPERATING INCOME. Operating income totaled $23,691 in the current period, an increase of 43.8% from $16,470 a year ago. Mesaba's operating margin decreased to 11.7% from 12.0% in the prior year's first nine months.

NONOPERATING INCOME. Nonoperating income increased to $1,259 in the current period from $549 in the prior year's first nine months as a result of higher levels of interest income.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 39.8% in the first nine months of fiscal 1998 and 42.0% in fiscal 1997. The lower effective tax rate is due to lower levels of nondeductible expenses in the current period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $45,682 with a current ratio of
2.1 at December 31, 1997 compared to $37,808 and 2.1 at March 31, 1997. Cash and cash equivalents increased by $9,051 to $58,177 at December 31, 1997. Net cash flows provided by operating activities totaled $20,062 in the first nine months of 1998 compared to $18,909 in the first nine months of fiscal 1997. Net cash flows used for investing activities amounted to $11,192 during the nine months ended December 31, 1997 compared to $2,275 in the same period last year. Net cash flows provided by financing activities through December 31, 1997 totaled $181 compared to a use of $120 in the same period last year.

Long-term obligations, net of current maturities, totaled $4,845 at December 31, 1997 compared to $5,194 at March 31, 1997. The ratio of long-term debt to stockholders' equity decreased to .07 at December 31, 1997 from .10 at March 31, 1997.

As of February 2, 1997, Mesaba's fleet consisted of 76 aircraft covered under operating leases with remaining terms of two months to 17.5 years and an aggregate monthly lease payments of approximately $4.9 million. Operating leases have been Mesaba's primary method of acquiring aircraft, and management expects to continue relying on this method to meet most of its future aircraft needs. Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with terms up to 17.5 years. Mesaba has negotiated a financing agreement with the airframe manufacturer whereby operating lease financing for the remaining new and used Saab 340 aircraft are committed to the Company on competitive rates and terms. Mesaba leases its RJ85 aircraft from Northwest under operating leases with terms of up to 10 years. Mesaba will lease the remaining three RJ85 aircraft under firm contract from Northwest.

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

                                         Part II.
Item 6.   Exhibits and Reports on Form 8-K


     a)   Exhibit 11
     b) The Registrant did not file any reports on form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MESABA HOLDINGS, INC.

Date:   February  16, 1998       BY:  /s/ Robert H. Cooper
                                     -------------------------
                                     Robert H. Cooper
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

                                     /s/ Jon R. Meyer
                                     -------------------------
                                     Jon R. Meyer
                                     Director of Accounting/Controller
                                     (Principal Accounting Officer)