Form 10-K405
period 1998-03-31
MESABA HOLDINGS INC
filed 1998-06-29
CIK 835768

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K
(Mark One)

{X}  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 1998

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File No. 0-17895
                      MESABA HOLDINGS, INC.
                      ---------------------
     (Exact name of registrant as specified in its charter)

          Minnesota                                  41-1616499
(State of other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

                        7501 26th Avenue South
                      Minneapolis, Minnesota  55450
            (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (612)726-5151

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.{ }

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 8, 1998 was approximately $404,879,000.

As of June 8, 1998, there were 19,625,725 shares of Common Stock of the registrant issued and outstanding.

              Documents Incorporated By Reference

Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10- K.

           DocumentIncorporated                             Part of Form 10-K
           --------------------                             -----------------

Proxy Statement for 1998 Annual Meeting of Shareholders     Part III

                 CAUTIONARY STATEMENT UNDER THE
        PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements involve risks, uncertainties and other factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include a material change in the Company's relationship with Northwest Airlines; reductions or interuptions in Northwest Airlines' air service; changes in regulations affecting the Company, including DOT and FAA regulations; the acquisition and phase-in of new aircraft; downturns in economic activity; seasonal factors; and labor relationships, including work stoppages and the outcome of ongoing contract negotiations between the Company and the Aircraft Mechanics Fraternal Association, the mechanics union.

                             PART I

Item 1.     BUSINESS

      Mesaba Holdings, Inc. ("Mesaba Holdings" or the "Company") is the holding company for Mesaba Aviation, Inc. ("Mesaba"). Mesaba is a regional airline currently providing scheduled passenger service under the name "Mesaba Airlines/Northwest Airlink" to 91 cities and metropolitan areas in Minnesota, Iowa, Nebraska, New York, North Dakota, South Dakota, Indiana, Wisconsin, Illinois, Michigan, Ohio, Pennsylvania, Kentucky, Tennessee, West Virginia, Virginia, Colorado, Montana and the Provinces of Ontario, Saskatchewan and Quebec Canada. All flights currently operated by Mesaba are designated as Northwest Airlines flights under the Airlink Agreement with Northwest Airlines, Inc. ("Northwest"). Mesaba's flight schedules are coordinated with those of Northwest to facilitate interline connections at the Minneapolis/Saint Paul International Airport and the Detroit Metropolitan Airport.

      In March 1996, Mesaba entered into an agreement with Saab Aircraft of America, Inc. ("Saab") for the acquisition of 30 new Saab 340BPlus aircraft and 20 used Saab 340A aircraft. As of March 31, 1998, all of the aircraft covered by this agreement had been delivered. The Company also exercised its option agreement for 19 additional new Saab 340BPlus aircraft and 3 additional used Saab 340A aircraft. As of May 31, 1998, three Saab 340BPlus and one Saab 340A aircraft had been delivered. The remaining aircraft are expected to be phased into service over the next nine months to replace Mesaba's remaining fleet of 13 deHavilland Dash 8 aircraft.


NORTHWEST AIRLINK AGREEMENT

      Effective July 1, 1997, Mesaba entered into an Airline Services Agreement (the "Airlink Agreement") with Northwest. The agreement includes service to and from Northwest's hub airport at Minneapolis/St. Paul, Minnesota and Detroit, Michigan. The agreement grants all Airlink jet-prop flying out of Northwest's Minneapolis/St. Paul and Detroit hubs to Mesaba effective August 1, 1997. As consideration for the additional flying, the Company issued a warrant to Northwest for the purchase of 1,320,000 shares of the Company's common stock at an exercise price of $9.417. The warrant expires July 1, 2007. The Airlink Agreement provides for exclusive rights to designated service areas and extends through June 30, 2007. During the year ended March 31, 1998, approximately 79% of all of Mesaba's passengers connected with Northwest flights, either at Minneapolis/Saint Paul, Minnesota or Detroit, Michigan.

      Under the Airlink Agreement, all flights that Mesaba currently operates are designated as Northwest flights using Northwest's designator code in all computer reservations systems, including the Official Airline Guide, with an asterisk and a footnote indicating that Mesaba is the carrier providing the service. In addition, flight schedules of Mesaba and Northwest are closely coordinated to facilitate interline connections, and Mesaba's passenger gate facilities at the Minneapolis/Saint Paul International Airport and Detroit Metropolitan Airport are integrated with Northwest's facilities in the main terminal buildings, rather than at the more remote commuter air terminals. The agreement with Northwest also permits Mesaba to offer its passengers fares between the cities serviced by Mesaba and all of the destinations served by Northwest as well as participation in Northwest's frequent flyer program. Mesaba's aircraft are painted the colors of Northwest Airlines in a distinctive "Northwest Airlink" configuration, with a Northwest Airlines logo in addition to Mesaba's name.

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

NORTHWEST JET AGREEMENT

     In October 1996, Mesaba signed an agreement with Northwest to fly 12 Avro RJ85 ("RJ85) regional jets under a new Regional Jet Services Agreement ("Jet Agreement"). Mesaba will lease the aircraft from Northwest, which ordered 12 aircraft from Aero International (Regional). As of June 1998, Mesaba had taken delivery of all of the RJ85 aircraft. As additional consideration for the regional jet opportunity, the Company issued a warrant to Northwest that allows Northwest to purchase up to 922,500 shares of the Company's common stock. The warrant became exercisable with respect to 1/12 of the shares with each delivery of the 12 RJ85 aircraft at an exercise price of $7.25.

     In April 1998, Mesaba signed an amendment to the Jet Agreement providing for the delivery of six additional RJ85 aircraft. Mesaba will begin taking delivery of the aircraft at a rate of approximately one aircraft per month beginning in June 1998. As consideration for the additional jets, the Company issued a warrant to Northwest for the purchase of 474,192 shares of the Company's common stock at an exercise price of $21.25 per share. The warrant expires on October 25, 2006. On June 2, 1998, Mesaba signed an agreement with Northwest to fly 18 additional RJ85 aircraft. As consideration for the additional jets, the Company issued a warrant to Northwest for the purchase of 1,435,230 shares of the Company's common stock at an exercise price of $21.25 per share. The warrant expires on October 25, 2006.

ROUTE SYSTEM

      The following tables set forth certain information with respect to Mesaba's scheduled route system for June 1998.

                                                             Number of
                     Nonstop air                             roundtrips
                     mileage from             Date              from
                     Minneapolis/           airline         Minneapolis/
                      Saint Paul            service          Saint Paul
 City                  Airport             commenced          per week

Minneapolis/
  Saint Paul, MN         ---              February 15, 1973      --
Grand Rapids, MN         161              February 15, 1973      21
Brainerd, MN             113              February 1, 1981       42
Pierre, SD               350              December 15, 1983      21
Sioux Falls, SD          197              December 15, 1983      20
Bemidji, MN              199              December 1, 1984       42
Thief River Falls, MN    261              May 15, 1985           21
Aberdeen, SD             257              December 15, 1985      28
Des Moines, IA           232              June 1, 1986           39
Wausau, WI               175              June 15, 1986          53
Lincoln, NE              332              October 1, 1986        27
Grand Forks, ND          284              October 1, 1986        26
Watertown, SD            193              October 1, 1986        27
Fargo, ND                223              January 15, 1987       14
Omaha, NE                282              June 1, 1987            7
Moline, IL               274              June 10, 1988          33
Houghton/Hancock, MI     277              February 22, 1989      27
Marquette, MI            296              February 22, 1989      27
LaCrosse, WI             120              January 31, 1991       47
Bloomington, IL          374              September 15, 1992     14
Champaign, IL            419              January 31, 1993        7
Thunder Bay, Ontario     304              March 16, 1993         20
St. Cloud, MN             67              July 1, 1993           37
Escanaba, MI             304              August 16, 1993        14
Ely, MN                  213              May 26, 1995            8
Bismarck, ND             386              September 1, 1995       6
Kalamazoo, MI            426              November 1, 1995       13
Rochester, MN             76              April 1, 1996          27
Kenora, Ontario          343              May 22, 1997            8
Green Bay, WI            252              June 6, 1997            7
Cincinnati, OH           596              June 6, 1997            7
Traverse City, MI        375              June 6, 1997           14
Waterloo, IA             166              August 1, 1997         39
Mason City, IA           120              August 1, 1997         39
Fort Dodge, IA           168              August 1, 1997         27
Sioux City, IA           234              August 1, 1997         46
Hibbing, MN              174              August 1, 1997         34
Duluth, MN               144              August 1, 1997         35
Rhinelander, WI          190              August 1, 1997         42
Eau Claire, WI            85              August 1, 1997         39
Dubuque, IA              212              August 1, 1997         26

Peoria, IL               342              August 1, 1997         26
Rockford, IL             278              August 1, 1997         18
Appleton, WI             236              August 1, 1997         40
International Falls, MN  254              August  1,  1997       42
Cedar Rapids, IA         221              July 1, 1997           40
White Plains, NY       1,021              March 1, 1998           7
Saginaw, MI              463              May 1, 1998             6
Pellston, MI             414              June 1, 1997           29
Aspen, CO                802              December 19, 1997       7
Steamboat Springs, CO    774              December 19, 1997       *
Bozeman, MT              874              June19,1998             1
Kalispell, MT          1,025              June19,1998             1
Regina, Saskatchewan     619              October 6, 1997        14

* Seasonal service from December to April

                                                             Number of
                     Nonstop air              Date           roundtrips
                     mileage from           airline             from
                       Detroit              service           Detroit
 City                  Airport             commenced          per week

Detroit, MI              ---              December 10, 1988     ---
Erie, PA                 163              December 10, 1988      35
Akron/Canton, OH         134              December 10, 1988      32
Dayton, OH               166              December 10, 1988      26
Flint, MI                 56              January 8, 1989        39
Traverse City, MI        207              January 8, 1989        34
Pellston, MI             242              January 8, 1989        46
Wausau, WI               363              January 8, 1989        33
Houghton/Hancock, MI     425              February 22, 1989      21
Marquette, MI            364              February 22, 1989      21
Toledo, OH                49              April 2, 1989          46
Muskegon, MI             161              October 11, 1989       35
Columbus, OH             155              August 1, 1990         20
Kalamazoo, MI            113              September 6, 1990      26
Cincinnati, OH           229              September 6, 1990      33
Lansing, MI               74              November 14, 1990      20
Youngstown, OH           153              May 1, 1991            27
Fort Wayne, IN           128              June 1, 1991           27
Lexington, KY            296              June 10, 1991          33
Charleston, WV           281              July 8, 1991           33
London, Ontario          125              September 5, 1991      25
Binghamton, NY           378              July 1, 1992           27
Roanoke, VA              382              August 1, 1992         33
Lafayette, IN            224              September 9, 1992      20
Bloomington, IL          314              September 15, 1992     28
South Bend, IN           157              November 16, 1992      27
Louisville, KY           306              June 1, 1993            6
Escanaba, MI             305              August 16, 1993        21
Champaign, IL            298              September 9, 1993      28
Evansville, IN           364              October 1, 1993        26
Knoxville, TN            443              October 1, 1993         7
State College, PA        300              January 31, 1994       27
Saginaw, MI               98              June 1, 1995            6

Benton Harbor, MI        158              June 20, 1995          28
Harrisburg, PA           370              December 1, 1994        7
Ottawa, Ontario          439              May 1, 1995            25
Elmira, NY               331              November 15, 1995      25
Allentown, PA            424              December 15, 1995      15
Cleveland, OH             95              December 15, 1995      23
Buffalo, NY              240              July 1, 1996            8
Rochester, NY            296              September 10, 1996      6
Appleton, WI             297              October 1, 1996        27
Rockford, IL             295              October 1, 1996        24
Pittsburgh, PA           201              December 18, 1996       8
Owensboro, KY            369              June 1, 1997            6
Des Moines, IA           534              June 6, 1997            7
Green Bay, WI            288              June 6, 1997            1
Peoria, IL               346              August 1, 1997         12
Rhinelander, WI          385              August 1, 1997         21
Montreal, Quebec         529              November 6, 1997        8
White Plains, NY         505              March 1, 1998          26


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

AIRCRAFT

      The following table sets forth certain information as to Mesaba's passenger aircraft fleet as of June 1, 1998:

                                             Approximate  Approximate
                                                single      average
                                                flight      cruising
  Type of           Number of     Seating       range        speed
  aircraft           aircraft     capacity     (miles)      (M.P.H.)
------------------  ----------  -----------  -----------  -----------
Avro RJ85                12           69         1,400         410
Saab 340                 61         30/34         500          300
deHavilland Dash 8       13           37          500          285


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

     In October 1996, Mesaba signed an agreement with Northwest to fly 12 Avro RJ85 ("RJ85) regional jets under a new Regional Jet Services Agreement ("Jet Agreement"). Mesaba will lease the aircraft from Northwest, which ordered 12 aircraft from Aero International (Regional). As of June 1998, Mesaba had taken delivery of all of the RJ85 aircraft. As additional consideration for the regional jet opportunity, the Company issued a warrant to Northwest that allows Northwest to purchase up to 922,500 shares of the Company's common stock. The warrant became exercisable with respect to 1/12 of the shares with each delivery of the 12 RJ85 aircraft at an exercise price of $7.25.

     In April 1998, Mesaba signed an amendment to the Jet Agreement providing for the delivery of six additional RJ85 aircraft. Mesaba will begin taking delivery of the aircraft at a rate of approximately one aircraft per month beginning in June 1998. As consideration for the additional jets, the Company issued a warrant to Northwest for the purchase of 474,192 shares of the Company's common stock at an exercise price of $21.25 per share. The warrant expires on October 25, 2006. On June 2, 1998, Mesaba signed an agreement with Northwest to fly 18 additional RJ85 aircraft. As consideration for the additional jets, the Company issued a warrant to Northwest for the purchase of 1,435,230 shares of the Company's common stock at an exercise price of $21.25 per share. The warrant expires on October 25, 2006.

       Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through sub-leases with Northwest under operating leases with terms of up to 16 years. The Airlink Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events. The Saab 340 aircraft are fast, fuel efficient, pressurized jet-prop airplanes with galleys, standup headroom, lavatories, radar, global positioning, ground proximity warning, traffic collision avoidance and de-icing systems.

      Mesaba sub-leases its deHavilland Dash 8 aircraft from Northwest under operating leases with terms of up to five years. The Airlink Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events. The Dash 8 aircraft are pressurized jet-prop airplanes with galleys, standup headroom, lavatories, radar, ground proximity warning, traffic collision avoidance and de-icing systems.

      All of Mesaba's aircraft comply fully with all Federal Aviation Regulations issued by the Federal Aviation Administration ("FAA").

      As of June 1998, Mesaba's existing fleet of Avro RJ85, Saab 340 and Dash 8 aircraft had remaining lease terms of two months to 16 years and aggregate monthly lease payments of approximately $5,000,000. As of

 Competition
 -----------

      The airline industry is highly competitive as a result of the Airline Deregulation Act of 1978 (the "Deregulation Act"). In general, the Deregulation Act increased competition by eliminating restrictions on fares and route selection. The Deregulation Act also contributed to the withdrawal of national and major carriers from short-haul markets by allowing them to more easily obtain additional long-haul routes, which can be more efficiently and profitably served by jet aircraft. Elimination of barriers to entry into new markets, however, also creates greater potential for competing service by other carriers operating small, fuel-efficient aircraft on short-haul routes serving small and medium-sized cities. Mesaba currently competes directly with other regional airlines on some of the routes it serves. Mesaba also faces competition from regional carriers offering service to alternative hubs for connecting flights. However, due to the consolidation of the airline industry and the development of the "hub and spoke" network, Mesaba has experienced a reduction of competition in its specific market segments. No assurance can be given that other carriers, including major carriers, will not institute competing service on routes served by Mesaba.

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

Fuel
----

      The cost of aviation fuel is one of the Company's largest operating expenses, accounting for 10.1% of total operating costs for the year ended March 31, 1998, 10.7% the year ended March 31, 1996, and 11.3% for the year ended March 31, 1996.

      The Company has arrangements with Northwest and nine major fuel suppliers for substantial portions of its fuel requirements. The Company believes that such arrangements assure an adequate supply of fuel for current and anticipated future operations. Both the cost and availability of fuel, however, are subject to factors beyond the control of the Company. Certain provisions of the Airlink Agreement protect Mesaba from future increases in aviation fuel prices.

Fares
-----

      Mesaba derives its passenger revenues by selling its seat capacity to Northwest at predetermined rates. Under the Airlink Agreement, Mesaba has the ability to enter into arrangements with other air carriers for proration of fares for service to cities not served by Northwest, so long as Mesaba does not use the "NW" designator code or Avro RJ85, Saab 340 or dehavilland Dash
8 aircraft with respect to such service. Fares vary primarily in relation to the length of the flight and other factors.

Regulation
----------

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

      FAA REGULATION. Mesaba holds an "Air Carrier Certificate" from the FAA, under Part 119 of the Federal Aviation Regulation, permitting it to conduct flight operations in compliance with Part 121 of the Federal Aviation Regulations. The Part 121 regulations are the same regulatory requirements applied to major airlines. The FAA regulations to which Mesaba is subject are extensive and include, among other items, regulation of aircraft maintenance and operations, equipment, ground facilities, dispatch, communications, training, weather observation, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain operating, airworthiness and other certificates that are subject to suspension or revocation for cause. Mesaba holds all certificates necessary for its operations.

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

Insurance
---------

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

Aircraft Maintenance
--------------------

      Mesaba employs its own aircraft, avionics and engine maintenance staff that performs substantially all routine maintenance to its aircraft and engines. Major overhauls on its airframes, engines, and other rotable parts on Dash 8, Saab 340 and RJ85 aircraft are performed internally or at FAA authorized facilities.

Airport and Terminal Facilities and Services
--------------------------------------------

      Mesaba's ticket counter and baggage handling space is leased from local airport authorities or other airlines at all of the airports served. In 37 of the cities it serves, Mesaba receives support service under agreements with Northwest. The duration of the leases and service agreements vary.

      Mesaba pays local airport authorities for the use of landing fields at rates that are based on the number of flights per day, fixed fees, or on the number of aircraft landings and aircraft weight.

Properties
----------

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

Employees
---------

      As of June, 1998, Mesaba employed 2,634 persons, of whom 775 were pilots, 245 were management, administrative and clerical personnel, 270 were aircraft maintenance personnel, 926 were station managers, station agents and line services personnel, and 418 were flight attendants. Approximately 600 of Mesaba's employees are part-time.

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

      Mesaba's mechanics are represented by the Aircraft Mechanics Fraternal
Association ("AMFA").    Formal negotiations between Mesaba and AMFA are
currently in progress.  At the request of AMFA, a mediator from the National
Mediation Board is assisting in the negotiations   Any work stoppage, whether
from a failure to enter into a new collective bargaining agreement or otherwise, could have a material adverse impact on the Company.

      On May 4, 1998 the National Mediation Board informed Mesaba that an election involving fleet and passenger service employees will be held in July 1998 to determine whether they will gain union representation. If the employees vote in favor of union representation, it is likely that the International Association of Machinists and Aerospace Workers would be their representative.

      Mesaba has had no work stoppages and management, in general, believes that its relations with its employees are good.

Cyclicality and Seasonality
---------------------------

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

               EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth certain information regarding the executive officers of the Company and its subsidiary, Mesaba Aviation, Inc.

                                                             Officer
     Name             Age               Position              since
-------------------  ----  ---------------------------------  -------

Carl R. Pohlad        82    Chairman of the Company and         1995
                            Mesaba

Bryan K. Bedford      36    President and  Chief Executive      1995
                            Officer  of the Company and
                            Mesaba

John S. Fredericksen  49    Vice  President, Administration,    1992
                            General Counsel and Secretary
                            of the Company Mesaba

Robert H. Cooper      38    Vice President and Chief            1997
                            Financial Officer and Treasurer
                            of the Comapny and Mesaba

F. Darrell Richardson 51    Vice President and Chief            1995
                            Operating Officer of Mesaba

Scott L. Durgin       36    Vice President, Customer Service    1996
                            of Mesaba

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

      Robert H. Cooper was named Vice President, Chief Financial Officer and Treasurer of the Company and Mesaba in July 1997. Mr. Cooper joined the Company as Director of Finance in October 1995. Mr. Cooper served as Corporate Controller for Atlantic North America from August 1994 to October 1995. He served as Corporate Controller of Phoenix Airline Services, Inc. from September 1991 until July 1994. From 1984 until September 1991, Mr. Cooper held various positions, the last being Assistant Corporate Controller, for Murata Electronics Corporation.

      F. Darrell Richardson joined the Mesaba as Vice President and Chief Operating Officer in September 1995. Mr. Richardson was Senior Vice President, Operations of Phoenix Airline Services, Inc. from November 1993 until joining the Company. He served as President and Chief Executive Officer of United Aerodynamics Corporation from July 1991 to October 1993, and as Vice President of Maintenance and Engineering of Continental Express from June 1989 to June 1991. Prior to June 1989, Mr. Richardson was employed in various positions in the aviation industry, beginning in 1968.

      Scott L. Durgin joined the Mesaba as Vice President, Customer Service in December 1996. Mr. Durgin was Vice President, Customer Service of Business Express Airlines from May 1995 until joining the Company. He served as a Regional Director for Express I Airlines from December 1991 to May 1995, and held various positions, the last being Director of Stations, at Pilgrim Airlines from 1983 until December 1991.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FOURTH QUARTER OF FISCAL YEAR

      There were no matters submitted to a vote of the Company's shareholders during the three-month period ended March 31, 1998.

                            PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


      The Company's Common Stock is traded under the symbol "MAIR" on the NASDAQ National Market.

      The following table sets forth the range of high and low sale prices for the Company's Common Stock and the dividends per share for each of the fiscal quarters of the two years ended March 31, 1998. Quotations for such periods are as reported by NASDAQ for National Market issues. All prices have been adjusted to reflect the Company's three-for-two stock split effective April 30, 1998.

Stock Quotations
----------------

                         ($) High         ($) Low
                         --------         -------
Fiscal 1997
      First quarter          8.68            6.67
      Second quarter         8.00            5.92
      Third quarter         10.25            6.50
      Fourth quarter        10.75            7.50

Fiscal 1998
      First quarter         10.18            7.50
      Second quarter        14.75            8.83
      Third quarter         17.33           13.42
      Fourth quarter        21.00           15.83

      On June 8, 1998, the number of holders of record of Common Stock was 917.

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

                                              Year Ended March 31,
                                              --------------------
                                  1998      1997      1996      1995     1994
                               --------  --------  --------  --------  --------
                       (amounts in thousands, except share and per share data) Statement of Operations Data:

Operating revenues             $277,225  $185,701  $170,455  $145,900  $129,582
Operating expenses             $246,856  $166,118  $158,148  $141,541  $122,983
                               --------  --------  --------  --------  --------
Operating income               $ 30,369  $ 19,583  $ 12,307  $  4,359  $  6,599
                               ========  ========  ========  ========  ========
Net income                     $ 19,804  $ 11,986  $  6,972* $  2,606  $  3,663
                               ========  ========  ========  ========  ========
Net income per shar - diluted  $   0.95  $   0.62  $   0.40* $   0.19  $   0.27
                               ========  ========  ========  ========  ========
Weighted Average number of
 shares outstanding and
 common share equivalents
  - diluted                      20,846    19,310    17,534    13,670   13,604


*Excludes non-taxable gain of $49,303 from distribution ofsubsidiary


                            Year Ended March 31,

                               1998      1997      1996      1995      1994
                             --------  --------  --------  --------  --------
                                           (dollars in thousands)
Balance Sheet Data:

Current assets                 94,201    71,201    44,465    46,154    42,942
Net property and eqipment      32,097    19,772    12,388    14,931    13,863
Other noncurrent assets        10,893    13,593     1,351     5,799     3,258
                             --------  --------  --------  --------  --------
Total assets                 $137,191  $104,566    58,204    66,884    60,063
                             ========  ========  ========  ========  ========
Current liabilities          $ 42,509    33,393    17,323    17,052    11,674
Long-term liabilities          19,136    21,379     6,466     7,388     8,264
Shareholders' equity           75,546    49,794    34,415    42,444    40,125
                             --------  --------  --------  --------  --------
Total liabilities and
shareholders' equity         $137,191  $104,566    58,204    66,884    60,063
                             ========  ========  ========  ========  ========


                   Mesaba Aviation, Inc. (1)
                                                    Year ended March 31,
                                       1998       1997       1996       1995       1994
                                    ---------  ---------  ---------  ---------  ---------
Selected Operating Data:

Revenue passengers carried          3,324,146  1,959,632  1,572,401  1,433,605  1,429,836
Revenue passenger miles (000's)(2)    805,495    445,871    344,592    314,636    299,267
Available Seat Miles (000's)(3)     1,469,229    864,083    732,018    705,182    663,578
Passenger revenue per
  available seat mile                $   .186      $.212       .204       .191       .198
Cost per available
  seat mile                          $   .168      $.192       .190       .178       .185
Passenger load factor (4)                54.8%      51.6%      47.1%      44.6%      45.1%
Break-even load-factor (5)               48.3%      46.3%      43.3%      40.9%      42.8%
Yield per revenue
  passenger mile (6)                 $   .340   $   .416   $   .434   $   .428   $   .427
Departures                            201,622    144,266    123,985    114,399    108,141

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (As used herein, "unit cost" means operating cost per available seat mile. Dollars and shares outstanding are expressed in thousands)


EARNINGS SUMMARY

     The Company reported net income of $19.8 million or $0.95 per share for the fiscal year ended March 31, 1998, compared to $12.0 million or $0.62 per share in fiscal 1997 and $56.3 million or $3.21 per share in fiscal 1996.
The fiscal 1996 net earnings included a non-taxable $49.3 million gain resulting from the spin- off of Airways Corporation ("Airways"). Fiscal 1996 net income per share without the gain was $.40 including a $.01 contribution from AirTran Airways. Weighted average common shares common share equivalents outstanding increased to 20.8 million in the current year from 19.3 million and 17.5 million respectively. The increase in the average number of shares outstanding was due primarily to dilutive effect of the issuance of warrants to Northwest and the exercise of stock options by current and former employees. Earnings per share and weighted average shares outstanding for fiscal 1998, 1997 and 1996 have been adjusted to reflect a three-for-two stock split in the form of a 50% stock dividend declared by the Board of Directors on April 6, 1998 for shares held of record on April 17, 1998.

RESULTS OF OPERATIONS

     OPERATING REVENUES. Operating revenues rose 49.3% to $277.2 million in fiscal 1998 from $185.7 million in fiscal 1997 and $170.5 million in fiscal 1996. Operating revenues for fiscal 1996 included revenues from Airways of $18.7 million. Passenger revenue per available seat mile ("RASM") decreased 12.3% to $0.186 from $0.212 and $0.204 respectively, primarily due to the introduction of the higher capacity RJ85 aircraft. Mesaba's average passenger load factor was 54.8% in 1998, up from 51.6% in 1997 and 47.1% in 1996. The improvement in traffic and load factor are attributable to the introduction of ten RJ85 aircraft and the expanded jet-prop activity at the Minneapolis/St. Paul airport as well as overall increases in passenger demand within the industry.

     OPERATING EXPENSES. Total operating expenses increased 48.6% to $246.9 million in 1998 from $166.1 million in 1997 and $158.1 million in 1996. Operating expenses for 1996 included expenses from Airways of $18.7 million. Mesaba experienced a 12.5% decrease in the cost per available seat mile (CASM) to 16.8 cents compared with 19.2 cents in 1997. Seat capacity (measured in ASMs) increased 70.0% in 1998 to 1,469.0 million primarily as a result of the introduction of ten RJ85 aircraft in total, and the increased activity at the Minneapolis/St. Paul airport. Mesaba took delivery of 31 additional Saab 340 aircraft during fiscal 1998. Mesaba has taken delivery of 20 Saab 340A and 35 340BPlus aircraft, 54 of which were in revenue service at March 31, 1998. The following table compares components of Mesaba's operating cost per ASM for the years ended March 31, 1998, 1997 and 1996:

                                        1998       1997       1996
                                       -----      -----      -----
        Wages and benefits              4.6 Cents  5.8 Cents  6.0 Cents
        Fuel                            1.7        2.1        2.0
        Direct maintenance              2.9        2.9        2.4
        Rents                           3.4        3.6        4.1
        Wet lease                       0.5         -          -
        Landing fees                    0.4        0.6        0.5
        Insurance and taxes             0.5        0.6        0.7
        Depreciation and amortization   0.4        0.5        0.6
        Other                           2.4        3.1        2.7
                                       -----      -----      -----
        Total                          16.8 Cents 19.2Cents  19.0 Cents


     Wages and benefits increased to $67.2 million in fiscal 1998 compared to

$49.9 million in fiscal 1997 and $47.0 million in 1996. Wages and benefits for 1996 included expenses from Airways of $3.1 million. However the increased capacity generated by the additional jet and jet-prop equipment has caused these costs to be reduced on a unit cost basis 20.7% to 4.6 cents from
5.8 cents. The overall dollar increase is a result of increased cost of flight crews due to a 31.4% increase in block hours flown and the addition of flight crews to support the introduction of the RJ85 aircraft as well as continued costs to support the Saab fleet transition program. Mesaba also experienced an increase in wage and benefit cost of support personnel due to an increase in scheduled operations. Overall, personnel levels (measured on a full time equivalent basis at the fiscal year end) increased 44.6% to approximately 2,503 from 1,731, with the remaining increase due to normal wage and benefit increases.

     Total fuel costs increased to $25.0 million in fiscal 1998 from $17.9 million in fiscal 1997 and $17.8 million in fiscal 1996. Airways total fuel expense was $2.9 million in 1996. The increase is attributable to a 37.5% increase in consumption. The average price per gallon, including taxes and into plane fees, was 83.5 cents in both fiscal 1998 and fiscal 1997 and 80.3 cents in fiscal 1996. Certain provisions of the Airlink Agreement protect Mesaba from future increases in fuel prices. Unit cost decreased 19.0% to 1.7 cents from 2.1 cents. Mesaba is not required to provide fuel for the jet operation.

     Direct maintenance expense, excluding wages and benefits costs, increased to $42.2 million in fiscal 1998 from $25.0 million in fiscal 1997 and $20.0 million in fiscal 1996. Airways' direct maintenance expense was $2.2 million in 1996. This increase was attributable to the addition of ten RJ85, seven Saab 340A and 24 Saab 340BPlus aircraft to the fleet when compared to one year ago. This increase was partially offset by lower costs associated with the Metro III fleet due to the final eight aircraft having been removed from service and
returned to lessors.   On a unit cost basis the cost was unchanged year over
year.

     Aircraft rentals were $49.5 million in fiscal 1998, $31.2 million in fiscal 1997 and $31.3 million in fiscal 1996. Airways' aircraft rentals were $1.5 million in fiscal 1996. Mesaba added ten RJ85, seven Saab 340A and 24 Saab 340BPlus aircraft during the period and returned eight Metro III and 12 Dash 8 aircraft to lessors. However, unit costs decreased 5.6% to 3.4 cents from 3.6 cents.

     Wet lease expense was $7.7 million in fiscal 1998 which was a result of the expanded activity out of the Minneapolis/St. Paul hub. The wet lease terminated on January 31, 1998. Mesaba incurred no prior wet lease expense.

     Landing fees were $6.3 million in fiscal 1998, $4.8 million in fiscal 1997 and $4.5 million in fiscal 1996. Airways' landing fees were $0.5 million in fiscal 1996. The increase is attributable to a 23.4% increase in jet-prop departures and an increase in the average gross landing weight due to the changing mix of aircraft. This increase was partially offset by a slight decrease in the overall effective landing fee rate. Unit cost decreased 33.3% to 0.4 cents from 0.6 cents. Mesaba is not required to pay landing fees for wet lease or jet aircraft.

     Insurance and taxes were $6.8 million in fiscal 1998, $5.3 million in fiscal 1997 and $5.9 million in fiscal 1996. Airways' costs were $1.0 million in fiscal 1996. This is due primarily to an increase in passenger liability insurance associated with increased passenger volume and an increase in property taxes and hull insurance caused by increasing fleet values associated with the Saab 340 (compared to Metro III aircraft) and RJ85 aircraft offset by a reduction in passenger liability and hull insurance rates. Due to the additional capacity generated by the jet and jet-prop equipment, unit cost decreased 16.7% to 0.5 cents from 0.6 cents.

     Depreciation and amortization totaled $6.5 million in fiscal 1998 compared to $4.3 million in fiscal 1997 and $4.9 million in fiscal 1996. Airways' depreciation and amortization totaled $0.6 million in 1996. The increase in Mesaba's depreciation and amortization resulted primarily from the acquisition of spare parts to support the RJ85 and Saab 340 fleet. Generally, acquisition of spare parts for the Saab fleet are non-cash expenditures funded by credits issued by the aircraft manufacturer. In October 1996, the Company paid a contract rights fee in the form of a stock purchase warrants to Northwest as part of the Regional Jet Services Agreement. Contract rights are being amortized on a straight-line basis over the minimum term of the Jet Agreement through October 2002. In June 1997, the Company paid a contract rights fee in the form of stock purchase warrant to Northwest as a part of the new Airlink Agreement. These contract rights are being amortized on a straight-line basis over the term of the agreement through June 2007. The increased amortization was partially offset by a reduction in warrant amortization related to previous warrants issued to Northwest that were fully amortized as of March 1997. Unit costs decreased 20.0% to .4 cents from .5 cents.


     Administrative and other costs totaled $35.7 million in fiscal 1998, $27.8 million in fiscal 1997 and $27.3 million in fiscal 1996. Airways' administrative and other costs were $6.7 million in 1996. This increase is primarily attributable to higher crew related expenses due to increased flying and training to support the RJ85 and Saab 340 fleet transition program. Additionally, higher passenger and airport related expenses were incurred due to increases in traffic and the number of cities served. Unit cost decreased 22.6% to 2.4 cents from 3.1 cents. Mesaba is generally not required to provide airport and passenger related expenses for the jet operation.

     OPERATING INCOME. The Company's operating income was $30.4 million in fiscal 1998, $19.6 million in fiscal 1997 and $12.3 million in fiscal 1996. Mesaba's operating margins were 11.0% in 1998, 10.5% in 1997 and 7.2% in 1996.

     NONOPERTING INCOME. Nonoperating income was $2.6 million in fiscal 1998, $1.1 million in fiscal 1997 and $0.3 million (not including the one-time non taxable gain of $49.3 million on the spin-off of Airways) in fiscal 1996. Interest income increased $0.6 million to $3.0 million from $1.6 million.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $13.1 million in fiscal 1998, $8.7 million in fiscal 1997 and $5.7 million in fiscal 1996. The effective tax rate decreased to 39.9% in 1998 from 42.1% in 1997 and 44.8% (not including the gain on distribution which is not taxable) in 1996. This decrease is due primarily to the lower level of nondeductible expenses as a percentage of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased to $51.7 million with a current ratio of 2.2 at March 31, 1998 compared to $37.8 million and 2.1 at March 31, 1997. Cash and short-term investments increased by $17.4 million to $66.6 million at March 31, 1998. Net cash flows provided by operating activities totaled $30.0 million in fiscal 1998 compared to $23.4 million in fiscal 1997. Net cash flows provided by financing activities amounted to $0.7 million in fiscal 1998 and consisted of principal payments of $0.4 million offset by $1.1 million in proceeds from the exercise of stock options by current and former employees.

     The Company has an approved $5.0 million unsecured revolving line of credit. This credit line was not utilized during fiscal 1998. In addition, the Company maintains a letter of credit facility totaling $0.2 million which secures a lease commitment to the County of Wayne, Michigan for the Company's Detroit hangar.

     Long term debt, net of current maturities, totaled $4.8 million at March 31, 1998 and $5.2 million as of March 31, 1997. Long term debt consists principally of capitalized lease financing for the Minneapolis/St. Paul and Detroit hangar facilities. The ratio of long term debt to stockholders' equity was .06 at March 31, 1998 compared to .10 at the end of fiscal 1997.

     As of June 1998, Mesaba's fleet consisted of 86 aircraft covered under operating leases with remaining terms of two months to 16 years and aggregate monthly lease payments of approximately $5.0 million. Operating leases have been the Company's primary method for acquiring aircraft, and management expects to continue relying on this method to meet most of its future
aircraft financing needs.   Mesaba has negotiated a financing agreement with
the airframe manufacturer whereby operating lease financing for both used and new Saab 340 aircraft are committed to the Company on competitive rates and terms.

     Approximately 79% of Mesaba's passengers connected with Northwest in fiscal 1998, 72% in 1997 and 71% in 1996. Approximately 98% of the Company's accounts receivable balance at March 31, 1998 is due from Northwest. Loss of the Company's affiliation with Northwest or Northwest's failure to make timely payment of amounts owed to the Company or to otherwise materially perform under the Airlink Agreement for any reason would have a material adverse effect on the Company's operations and financial results.

     The Company has historically relied upon cash reserves and internally generated funds to support its working capital requirements. Management believes that funds from operations and existing cash balances will provide adequate resources for meeting non-aircraft capital needs in fiscal 1999.


OTHER INFORMATION


     On April 1, 1998 the Company signed an amendment to the Jet Agreement with Northwest providing for the delivery of six additional RJ85 aircraft.
As consideration for the additional jets, the Company issued a warrant to Northwest for the purchase of 474,192 shares of the Company's common stock at an exercise price of $21.25 per share. The warrant expires on October 25, 2006.

     On June 2, 1998 the Company signed an amendment to the Jet Agreement with Northwest providing for the delivery of 18 additional RJ85 aircraft. As consideration for the additional jets, the Company issued a warrant to Northwest for the purchase of 1,435,230 shares of the Company's common stock at an exercise price of $21.25 per share. The warrant expires on October 25, 2006.

     The Company has implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications will function properly beyond 1999. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 date conversion program to be completed on a timely basis. The Company does not expect to incur significant costs related to enhancements necessary to prepare its systems for the Year 2000. The company is in the process of assessing Year 2000 compliance by significant vendors. This assessment is incomplete, but management is not aware of any Year 2000 issues that would materially adversely affect operations or results thereof.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and the related Report of Independent Public Accountants are included in this Form 10-K on the pages indicated below.

                                                             Page

Report of Independent Public Accountants                       22

Consolidated balance sheets as of March 31, 1998 and 1997      23

Consolidated statements of operations for the years
     ended March 31, 1998, 1997 and 1996                       24

Consolidated statements of shareholders' equity for the years
     ended March 31, 1998, 1997 and 1996                       25

Consolidated statements of cash flows for the years
     ended March 31, 1998, 1997 and 1996                       26

Notes to consolidated financial statements                     27

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Mesaba Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of Mesaba Holdings, Inc. (a Minnesota corporation) and Subsidiary as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesaba Holdings, Inc. and Subsidiary as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.


                               ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
 May 8, 1998

                     MESABA HOLDINGS, INC. AND SUBSIDIARY

                         Consolidated Balance Sheets
                   (In Thousands, Except Share Information)

                                                          As of March 31,
                                                      ----------------------
                                                         1998        1997
                                                        ------      ------
                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $66,554     $49,126
  Accounts receivable, net                              13,610      13,344
  Inventories                                            5,547       2,077
  Prepaid expenses and deposits                          3,788       3,054
  Deferred income taxes                                  4,702       3,600
                                                      ---------   ---------
      Total current assets                              94,201      71,201
                                                      ---------   ---------
PROPERTY AND EQUIPMENT:
  Facilities under capital lease                         9,147       9,147
  Flight equipment                                      22,449      18,655
  Other property and equipment                          16,865      12,008
  Accumulated depreciation and amortization            (16,364)    (20,038)
                                                      ---------   ---------
      Net property and equipment                        32,097      19,772


OTHER ASSETS, net                                       10,893      13,593
                                                      ---------   ---------
                                                      $137,191    $104,566
                                                      =========   =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of capital lease obligations     $    436    $    425
  Accounts payable                                      18,093      11,932
  Accrued liabilities-
    Payroll                                              9,362       6,589
    Maintenance                                          6,877       7,469
    Other                                                7,741       6,978
                                                      ---------   ---------
      Total current liabilities                         42,509      33,393
CAPITAL LEASE OBLIGATIONS, net of current maturities     4,751       5,194
OTHER NONCURRENT LIABILITIES                            14,385      16,185
                                                      ---------   ---------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 25,000,000 shares
    authorized; 19,397,253 and 19,176,069 shares
    issued and outstanding, respectively                   194         192
  Paid-in capital                                       41,196      40,050
  Warrants                                               7,900       3,100
  Retained earnings                                     26,256       6,452
                                                      ---------   ---------
      Total shareholders' equity                        75,546      49,794
                                                      ---------   ---------
                                                      $137,191    $104,566
                                                      =========   =========

The accompanying notes are an integral part of these consolidated balance sheets.

                     MESABA HOLDINGS, INC. AND SUBSIDIARY

                    Consolidated Statements of Operations

            (In Thousands, Except Share and Per Share Information)



                                                 For the Years Ended March 31,
                                                 -----------------------------
                                                      1998      1997     1996
                                                    -------- -------- --------
OPERATING REVENUES:
  Passenger                                         $273,973 $183,409 $166,900
  Freight and other                                    3,252    2,292    3,555
                                                    -------- -------- --------
      Total operating revenues                       277,225  185,701  170,455
                                                    -------- -------- --------
OPERATING EXPENSES:
  Wages and benefits                                  67,194   49,850   47,000
  Aircraft fuel                                       24,983   17,850   17,795
  Aircraft maintenance                                42,172   25,012   19,518
  Aircraft rents                                      49,500   31,242   31,330
  Wet lease                                            7,735      -        -
  Landing fees                                         6,330    4,770    4,474
  Insurance and taxes                                  6,761    5,307    5,886
  Depreciation and amortization                        6,500    4,265    4,854
  Other                                               35,681   27,822   27,291
                                                    -------- -------- --------
      Total operating expenses                       246,856  166,118  158,148
                                                    -------- -------- --------
      Operating income                                30,369   19,583   12,307

NONOPERATING (EXPENSE) INCOME:
  Interest expense                                      (458)    (511)  (1,441)
  Interest income and other                            3,022    1,641    1,761
  Gain on distribution of subsidiary                    -        -      49,303
                                                    -------- -------- --------
      Income before income taxes                      32,933   20,713   61,930

PROVISION FOR INCOME TAXES                            13,129    8,727    5,655
                                                    -------- -------- --------
      Net income                                    $ 19,804 $ 11,986 $ 56,275
                                                    ======== ======== ========
Earnings Per Common Share - Basic                    $ 1.02   $ 0.63   $ 3.34
                                                    ======== ======== ========
Weighted Average Number of Common Shares
  Outstanding                                         19,270   19,143   16,857
                                                    ======== ======== ========
Earnings Per Common Share - Diluted                  $ 0.95  $  0.62  $  3.21
                                                    ======== ======== ========
Weighted Average Number of Common Shares
  Outstanding and Common Share Equivalents
  Outstanding                                         20,846   19,310   17,534
                                                    ======== ======== ========


The accompanying notes are an integral part of these consolidated statements.

                                               MESABA HOLDINGS, INC. AND SUBSIDIARY

                                          Consolidated Statements of Shareholders' Equity

                                                   For the Years Ended March 31

                                      (In Thousands, Except Share and Per Share Information)
                                                                                                                         Total
                                                            Common Stock      Paid-In        Warrants      Retained   Shareholders'
                                                           Shares    Amount   Capital    Shares     Amount Earnings      Equity
                                                         ------------------ ---------  ------------------ ---------  -------------
BALANCE, March 31, 1995                                  12,938,059  $129    $13,156    2,248,617   $5,089  $24,070     $ 42,444
 Stock Dividend                                           3,078,413    31     12,796        -          -    (12,827)        -
 Exercise of stock options, net of related tax effects      838,980     8      4,262        -          -       -           4,270
 Exercise of warrants                                     2,248,617    22      9,545   (2,248,617)  (5,089)    -           4,478
 Distribution of Subsidiary                                    -        -        -          -          -    (72,531)     (72,531)
 Dividends paid on common stock ($.06 per common share)        -        -        -          -          -       (521)        (521)
 Net income                                                    -        -        -          -          -     56,275       56,275
                                                         ----------  ----    --------   ----------  ------- --------    ---------
BALANCE, March 31, 1996                                  19,104,069   190     39,759        -          -     (5,534)     $34,415
 Issuance of warrants                                          -        -        -        922,500    3,100      -          3,100
 Exercise of stock options, net of related tax effects       72,000     2        291        -          -        -            293
 Net income                                                    -        -        -          -          -     11,986       11,986
                                                         ----------  ----    --------   ----------  ------- --------    ---------
BALANCE, March 31, 1997                                  19,176,069   192    $40,050      922,500    3,100    6,452      $49,794
 Issuance of warrants                                          -        -        -      1,320,000    4,800      -          4,800
 Exercise of stock options, net of related tax effects      221,184     2      1,146        -          -        -          1,148
 Net income                                                    -        -        -          -          -     19,804       19,804
                                                         ----------  ----    --------   ----------  ------- --------    ---------
BALANCE, March 31, 1998                                  19,397,253  $194    $41,196    2,242,500   $7,900  $26,256      $75,546
                                                         ==========  ====    ========   ==========  ======= ========    =========

The accompanying notes are an integral part of these consolidated statements.

                                MESABA HOLDINGS, INC. AND SUBSIDIARY
                               Consolidated Statements of Cash Flows
                                         (In Thousands)
                                                                For the Years Ended March 31
                                                              ---------------------------------
                                                                 1998       1997        1996
                                                              ---------- ----------- ----------
OPERATING ACTIVITIES:
  Net income                                                   $19,804    $11,986     $56,275
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Gain on distribution of subsidiary                             -         -      (49,303)
      Depreciation and amortization                              6,500      4,265       4,854
      Deferred income taxes                                       (819)    (2,228)        293
      Change in current operating items:
        Accounts receivable, net                                  (266)    (4,090)     (1,310)
        Inventories                                             (1,835)      (411)        164
        Prepaid expenses and deposits                             (734)      (280)     (4,174)
        Accounts payable and other                               7,305     14,117       9,311
                                                              ---------- ----------- ----------
          Net cash flows provided by operating activites        29,955     23,359      16,110
                                                              ---------- ----------- ----------
INVESTING ACTIVITIES:
  Purchases of property and equipment, net                     (13,418)    (3,301)     (4,127)
  Increase in other assets                                         175       (215)          -
  Decrease in other liabilities                                      -         (4)         (4)
                                                              ---------- ----------- ----------
            Net cash flows used for investing activities       (13,243)    (3,520)     (4,131)
                                                              ---------- ----------- ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                     -          -         300
  Distribution of subsidiary                                         -          -     (21,372)
  Distribution of restricted cash of subsidiary                      -          -       3,765
  Repayment of capital lease obligations                          (432)      (434)       (322)
  Proceeds from issuance of common stock                         1,148        293       8,748
  Dividends paid                                                     -          -        (521)
                                                              ---------- ----------- ----------
          Net cash flows used for financing activities             716       (141)     (9,402)
                                                              ---------- ----------- ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       17,428     19,698       2,577
CASH AND CASH EQUIVALENTS:
  Beginning of year                                             49,126     29,428      26,851
                                                              ---------- ----------- ----------
  End of year                                                  $66,554    $49,126     $29,428
                                                              ========== =========== ==========
SUPPLEMENTARY CASH FLOW INFORMATION:
  Cash paid during the year for-
    Interest                                                   $   458    $   511     $   555
                                                              ========== =========== ==========
    Income taxes                                               $15,169    $ 7,948     $ 5,296
                                                              ========== =========== ==========

The accompanying notes are an integral part of these consolidated statements.

                         MESABA HOLDINGS, INC. AND SUBSIDIARY

                       Notes to Consolidated Financial Statements

               (Dollars in Thousands, Except Share and Per Share Information)


1.CORPORTATE ORGANIZATION AND BUSINESS:

Corporate Organization

The consolidated financial statements include the accounts of Mesaba Holdings, Inc. (the "Company") and its subsidiary, Mesaba Aviation, Inc. ("Mesaba"). The statements also include the results of operations of Airways Corporation ("Airways") and its subsidiary Airtran Airways, Inc. ("Airtran Airways") prior to the distribution of 100% of the outstanding common stock of Airways to the Company's shareholders in September 1995 (see Note 10). All significant intercompany balances have been eliminated in consolidation.

Business

The Company operates a regional air carrier providing scheduled passenger and air freight service as Mesaba Airlines/Northwest Airlink under an Airline Services Agreement (the "Airlink Agreement") with Northwest Airlines, Inc. ("Northwest") to 88 cities in the Upper Midwest from Northwest's hub airports, Minneapolis/Saint Paul and Detroit. The Airlink Agreement provides for exclusive rights to designated service areas and extends through June 30, 2007, automatically renewing indefinitely thereafter. Northwest may terminate the Airlink Agreement on 365 days notice any time after June 30, 2000. Under the Airlink Agreement, all Mesaba flights appear in Northwest's timetables and Mesaba receives ticketing and certain check-in, baggage and freight-handling services from Northwest at certain airports. In addition, at certain airports Mesaba purchases fuel from Northwest. The Company paid $17,963 to Northwest for fuel, reservation systems, ground handling and other services in fiscal 1998, $16,611 in 1997 and $7,526 in 1996. The Airlink Agreement provides for certain incentive payments from Northwest to Mesaba based on achievement of certain operational or financial goals, as defined. Such incentives totaled $4,297 in 1998, $1,960 in 1997, and $1,643 in 1996. Mesaba also benefits from its relationship with Northwest through advertising and marketing programs.

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

Approximately 79% of Mesaba's passengers connected with Northwest in fiscal 1998, 72% in 1997 and 71% in 1996. Approximately 98% of the March 31, 1998 accounts receivable balances in the accompanying consolidated balance sheet are due from Northwest.

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

The Company has implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications will function properly beyond 1999. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 date conversion program to be completed on a timely basis. The Company does not expect to incur significant costs related to enhancements necessary to prepare its systems for the Year 2000.
The company is in the process of assessing Year 2000 compliance by significant vendors. This assessment is incomplete, but management is not aware of any Year 2000 issues that would materially adversely affect operations or results thereof.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Contract Rights

In connection with the Jet Agreement, the Company paid a contract rights fee in the form of a stock purchase warrant to Northwest. Contract rights and related other assets totaled $3,100 and related accumulated amortization totaled $689 and $172 at March 31, 1998 and 1997 respectively. Contract rights are amortized on a straight-line basis over six years to coincide with the minimum term of the Jet Agreement.

In connection with the Airlink Agreement, the Company paid a contract rights fee in the form of a stock purchase warrant to Northwest. Contract rights and related other assets totaled $4,800 and related accumulated amortization totaled $360 at March 31, 1998. Contract rights are amortized on a straight-line basis over ten years to coincide with the term of the Airlink Agreement.

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

Income Per Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires presentation of "Basic" and "Diluted" earnings per share amounts, as defined. "Basic" earnings per share replaces primary earnings per share under APB Opinion No. 15, and excludes the dilutive effects of options, warrants and convertible securities, if any, from the calculation. Fully diluted earnings per share has not changed significantly but has been named "Dilutive" earnings per share. Statement No. 128 became effective for fiscal years ending after December 15, 1997. All earnings per share prior to 1997 have been restated to comply with this Statement.

Other Assets

In order to assist the Company in integrating new aircraft into its fleet, certain manufacturers provide the Company with spare parts or other credits. The Company has deferred these amounts and amortizes them over the terms of the related aircraft leases as a reduction of rent expense. Amortization expense of $1,071 and $298 was recorded during the year ended March 31, 1998 and 1997 respectively.

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

Reclassifications

Certain balances in the fiscal 1997 consolidated financial statements have been reclassified to conform with the fiscal 1998 presentation. These reclassifications had no impact on net income or shareholders' equity as previously reported.

Recent Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "disclosure about Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements for periods beginning after December 15, 1997. The Statement requires business segment financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the organization for making operating decisions and assessing performance. Management believes that the adoption of Statement No. 131 will not have a material impact on the financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income, as defined, and its components in financial statements issued for fiscal years beginning after December 15, 1997. Management believes that the adoption of Statement No. 130 will not have a material impact on the financial statements.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages companies to recognize expense for stock-based awards on their fair-value on the date of grant. At a minimum, Statement No. 123 requires pro forma disclosures beginning with the Company's 1996 financial statements. The Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for stock Issued to Employees" and related interpretations and provide the necessary disclosures required by Statement No. 123, rather than adopt the expense recognition provisions of this Statement.

Statement of Financial Accounting Standards No. 121, "accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996 and the effect of adoption was not significant.

During April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires companies to expense as incurred all start-up costs that are not otherwise capitalizable as long-lived assets. The Company will elect to implement the accounting standard during the first quarter of fiscal 1999. Had the Company adopted the accounting standard during the fourth quarter of fiscal 1998, the effect of the accounting change would have been to charge to operations the unamortized balance of start-up costs as of March 31, 1998 of $780, net of $520 of related tax benefit in the accompanying statements of operations.

3.FLIGHT EQUIPMENT:

The Company's airline fleet consisted of the following aircraft held under operating leases as of March 31, 1998:

   Number of                                            Seating
   Aircraft            Type of Aircraft                 Capacity
  ----------      -------------------------------    ------------
     55             Saab 340                             30/34
     13             de Havilland Dash 8 (Dash 8)          37
     11             Avro RJ85                             69


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

Until January 1, 1996 the Airlink Agreement required Northwest to provide for all major maintenance and overhauls for Dash 8 aircraft. Pursuant to an amendment to the Airlink Agreement, along with revenue enhancements, the responsibility for certain Dash 8 maintenance costs were transferred to Mesaba effective January 1, 1996.

Aircraft maintenance and repairs on Saab 340 and RJ85 aircraft are charged to expense when incurred, except for the cost of major airframe inspections, for which the estimated cost is accrued and charged to maintenance expense based upon hours flown, thus providing for the inspection cost when it occurs.

The aircraft operating leases require future minimum rental payments as follows at March 31, 1998:

     1999                                    $  51,387
     2000                                       45,597
     2001                                       45,597
     2002                                       45,597
     2003                                       45,597
     Thereafter                              $ 264,853


Mesaba has firm commitments for 21 additional Saab 340 and one RJ85 aircraft. The table above does not reflect any minimum lease payments for those undelivered aircraft.

Rent expense under aircraft operating leases totaled approximately $49,500 in 1998, $31,242 in 1997 and $31,330 in 1996 (including $27,172, $21,564 and
$21,564 paid to Northwest in 1998, 1997 and 1996, respectively).

In March 1996, the Company entered into an agreement with Saab Aircraft AB to acquire up to 72 Saab 340 aircraft. As of March 31, 1998, Mesaba has taken delivery of 55 of the thirty to thirty- four passenger Saab regional airliner. The balance of the aircraft will replace Mesaba's remaining fleet of Dash 8 aircraft within the next nine months.

4.INCOME TAXES:

The provision for income taxes for the three years ended March 31 is comprised of the following elements:



                                                1998       1997      1996
                                              ---------  --------  --------
     Current:
       Federal                                 $11,053    $8,748    $4,130
       State                                     2,895     2,207     1,232
     Deferred                                     (819)   (2,228)      293
                                              ---------  --------  --------
         Total provision for income taxes      $13,129    $8,727    $5,655
                                              =========  ========  ========

The actual income tax expense differs from the expected tax expense for 1998, 1997 and 1996 (computed by applying the U.S. federal corporate tax rate of 35 percent to earnings before income taxes) as follows:



                                                   1998      1997       1996
                                                ---------  --------  ---------
     Computed tax expense at statutory rate     $ 11,527   $ 7,250   $ 21,675
     Increase (decrease) in income taxes
       resulting from:
       Tax free distribution of subsidiary            -         -     (17,256)
       State taxes, net of federal tax benefit     1,672     1,654        933
       Non-deductible flight crew expenses           552       397        251
       Other, net                                   (622)     (574)        52
                                                ---------  --------  ---------
     Total income tax expense                   $ 13,129   $ 8,727   $  5,655
                                                =========  ========  =========


Deferred tax assets and liabilities are comprised of the following as of March 31:

                                                     1998      1997
     Deferred tax assets:                          --------  --------
       Maintenance                                 $ 2,126   $ 2,560
       Accrued vacation                              1,372     1,081
       Property taxes                                  645       398
       Prepaid rent                                    229       248
       Workers' compensation insurance                 538       389
       Warrant Amortization                            489         -
       IRS Settlement                                  502         -
       Other                                           393        53
                                                   --------  --------
             Gross deferred tax assets               6,294     4,729
                                                   --------  --------
     Deferred tax liabilities:
       Property and equipment                        1,042       619
       Preoperating costs                              457        63
       Integration funds                                93       164
                                                   --------  --------
             Gross deferred tax liabilities          1,592       846
                                                   --------  --------
             Net deferred tax assets               $ 4,702   $ 3,883
                                                   ========  ========


5.SHAREHOLDERS' EQUITY:

Stock Split

On April 6, 1998 the Company's board of directors declared a three-for-two stock split of the Company's common stock for shares held of record on April 17, 1998. The par value per common share remained at $0.01. This stock split has been retroactively reflected in these financial statements.

Stock Option Plans

The Company has stock option plans for key employees and directors which authorize the issuance of shares of common stock for such options. Under the plans, options are granted by the compensation committee of the board of directors and vest over a period of four to five years commencing one year after the date of grant. The purchase price of the stock is 110% of the fair market value of the stock at the date of grant for participants owning 10% or more of the outstanding common stock and 100% of the fair market value for all other participants. In connection with the spin-off, outstanding options were repriced in relation to the fair market value of the Company, post-spin-off (see Note 10).

Stock option transactions for the three years ended March 31 were as follows:

                                                Shares     Price Per Share
                                             -----------   ---------------
     Options outstanding, March 31, 1995      1,706,430      $1.42-$6.83
       Granted                                  691,500      $2.92-$5.25
       Exercised                               (838,980)     $1.42-$6.33
       Canceled                                (617,700)     $4.50-$6.83
                                             -----------
     Options outstanding, March 31, 1996        941,250      $2.75-$5.25
       Granted                                  456,000      $7.75-$8.92
       Exercised                                (72,000)     $3.17-$5.17
       Canceled                                 (15,000)        $8.00
                                             -----------
     Options outstanding, March 31, 1997      1,310,250      $2.75-$8.92
       Granted                                  217,500      $8.25-$14.25
       Exercised                               (221,184)     $2.75-$8.92
                                             -----------
     Options outstanding, March 31, 1998      1,306,566
                                             ===========
     Exercisable at March 31, 1998              458,316
                                             ===========
     Available for grant at March 31, 1998      744,000
                                             ===========

As of March 31, 1998, of the total shares available for grant, 219,000 are available for non-employee directors and 525,000 are available for certain management personnel.

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

                                      1998        1997         1996
                                      ----        ----         ----
      Net Income
            As reported             $19,804     $11,986      $56,275
            Pro forma               $18,873     $11,462      $56,086



      Basic Earnings Per Share
            As reported              $ 1.02      $ 0.63       $ 3.31
            Pro forma                $ 0.97      $ 0.60       $ 3.30



      Diluted Earnings Per Share
            As reported              $ 0.95      $ 0.62       $ 3.21
            Pro forma                $ 0.91      $ 0.59       $ 3.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions summarized below:

                                                        1998             1997               1996
                                                        ----             ----               ----
   Risk free interest rate                         5.66% - 5.68%    6.08% - 6.45%      5.44% - 6.10%
   Expected life of option grants                      6 yrs.          6 yrs.             6 yrs.
   Expected volatility of option grants                36.63%      43.50% - 45.06%    43.96% - 49.80%
   Expected dividend yield                               $0              $0                 $0
   Weighted average fair value of options granted      $13.98          $ 4.19             $ 1.40



Stock Purchase Plan

The Company has an employee stock purchase plan which allows all full-time personnel employed for more than six months the opportunity to purchase shares of stock in the Company at current market prices through payroll deductions. All administrative costs of this plan are paid by the Company.

6.COMMITMENTS AND CONTINGENCIES:

Lease Commitments

In addition to the aircraft described in Note 3, the Company leases land, office and hangar facilities and certain terminal facilities under capitalized and operating leases which provide for approximate future minimum rental payments as follows at March 31, 1998:

                                                 Capitalized     Operating
                                                    Leases         Leases
                                                 -----------     ---------
     1999                                          $  861         $  250
     2000                                             784            250
     2001                                             785            250
     2002                                             786            250
     2003                                             643            250
     Thereafter                                     4,025          1,613
                                                  --------       --------
                                                    7,884        $ 2,863
     Less- Amount representing interest             2,697        ========
                                                  --------
                                                    5,187
     Less- Current maturities                         436
                                                  --------
     Total long-term capital lease obligations    $ 4,751
                                                  ========

Rent expense under all facility operating leases totaled approximately $3,410 in 1998, $2,857 in 1997 and $2,405 in 1996.

Benefit Plan

The Company maintains a 401(k) benefit plan for eligible employees whereby the Company will match 25% to 75% of employee contribution to the plan, up to 8% of each employee's compensation, depending on each employee's length of service. The Company's contribution to the plan totaled $701 to the plan in 1998, $589 in 1997 and $303 in 1996.

Litigation

The Company is a party to ongoing legal and tax proceedings arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or its cash flows.

7.   EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share


                                                                 1998        1997        1996
                                                                ------      ------      ------
Numerator:
    Net Income                                                $ 19,804    $ 11,986    $ 56,275
Denominator:
    For Earnings per Common Share:
    Weighted average number of issued shares outstanding        19,270      19,143      16,857
    Effect of dilutive Securities:
    Computed shares outstanding under the Company's stock
      option plan utilizing the treasury stock method              711          86         141
    Computed shares outstanding under warrants issued
      utilizing the treasury stock method                          865          81         536
                                                                ------      ------      ------
      For earnings per Common Share - Diluted:
      Weighted Average Common Shares and Share Equivalents
        Outstanding                                             20,846      19,310      17,534
                                                                ======      ======      ======
                 Earnings per share - Basic                     $1.02       $0.63       $3.34
                                                                ======      ======      ======
                 Earnings per share - Diluted                   $0.95       $0.62       $3.21
                                                                ======      ======      ======


8.   SUBSEQUENT EVENTS (unaudited)

Mesaba and Northwest entered into an amendment to the Jet Agreement, dated April 1, 1998, under which Mesaba will operate an additional six RJ85 regional jets for Northwest. The aircraft will be subleased from Northwest and will be operated as Northwest Jet Airlink from Minneapolis/St. Paul and Detroit hubs according to routes and schedules determined by Northwest. The aircraft will be delivered at a rate of approximately one aircraft per month beginning in June 1998. In connection with the amended Jet Agreement, the Company will issue a warrant to Northwest to allow Northwest to purchase 474,192 shares of the Company's common stock at an exercise price of $21.25 per share.

Mesaba and Northwest entered into an agreement, dated June 2, 1998, under which Mesaba will fly an additional 18 RJ85 regional jets for Northwest. The aircraft will be subleased from Northwest and will be operated as Northwest
Jet Airlink from Minneapolis/St. Paul and Detroit hubs according to routes and schedules determined by Northwest. In connection with the amended Jet Agreement, the Company issued a warrant to Northwest to allow Northwest to purchase 1,435,230 shares of the Company's common stock at an exercise price of $21.25 per share.

9.  QUARTERLY FINANCIAL DATA

(in thousands except share and per share data)

                      Quarters of Fiscal Year Ended March 31, 1998  |
                      ----------------------------------------------|---------
                           June 30,  September  December  March 31, | Fiscal
                            1997     30, 1997   31, 1997   1998     |Year 1998
                           --------  ---------  --------  --------- |---------
Total operating revenues   $ 54,424  $ 71,942   $ 75,443  $ 75,416  |$ 277,225
Operating income              6,209     9,155      8,327     6,678  |   30,369
Net income                    3,973     5,748      5,292     4,791  |   19,804
Earnings per Common share  $  0.21   $  0.30    $  0.27   $  0.25   |$   1.03
Weighted average Common                                             |
  shares outstanding         19,183    19,238     19,276    19,381  |   19,270
Earnings per Common                                                 |
  Share - Diluted          $  0.20   $  0.28    $  0.25   $  0.22   |$   0.95
Weighted average                                                    |
  Common shares and Share                                           |
  Equivalents outstanding    19,792    20,549     21,021    21,530  |   20,846


                      Quarters of Fiscal Year Ended March 31, 1997  |
                      ----------------------------------------------|---------
                           June 30,  September  December  March 31, | Fiscal
                            1996     30, 1996   31, 1996   1997     |Year 1997
                           --------  ---------  --------  --------- |---------
Total operating revenues   $ 42,421  $ 46,675   $ 48,047  $ 48,558  |$ 185,701
Operating income              5,069     6,500      4,901     3,113  |  $19,583
Net income                    3,001     3,860      3,001     2,124  |  $11,986
Earnings per Common share  $  0.16   $  0.20    $  0.16   $  0.11   |$   0.63
Weighted average common                                             |
  shares outstanding         19,113    19,135     19,150    19,173  |   19,143
Earnings per Common                                                 |
  Share - Diluted          $  0.15   $  0.20    $  0.16   $  0.11   |$   0.62
Weighted average                                                    |
  Common shares and Share                                           |
  Equivalents outstanding    19,466    19,433     19,155    19,175  |   19,310

10.  SPIN-OFF

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

Also in connection with the spin-off, Northwest waived its right to receive a distribution of Airways Corporation common stock, in exchange for 3,078,413 shares of Mesaba Holdings, Inc. common stock. Northwest exercised its warrants to purchase 2,248,617 shares of the Company's common stock at their stated exercise price. Subsequent to these transactions, Northwest owned approximately 29.7% of the outstanding shares of the Company's common stock.
In addition, Northwest assumed responsibility for setting Mesaba's flight schedules and aircraft routings and management of Mesaba's segment pricing and yield management functions. Northwest and Mesaba also entered into a good faith agreement to extend the Airlink Agreement for a minimum of ten years. Northwest agreed to make quarterly payments to Mesaba which, together with payments under the Airlink Agreement, guaranteed that Mesaba's pretax income would be not less than $7.6 million for the last three quarters of fiscal 1996 and $10.0 million for fiscal 1997. Revenues do not include any payments made to Mesaba pursuant to the income guarantee as the Company's internally generated profits exceeded the guarantee amount.

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

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Proxy Statement for the 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement"). Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of this Form 10-K under the caption "Executive Officers of the Company" on page 12.


Item 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Compensation of Executive Officers" in the 1998 Proxy Statement.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the 1998 Proxy Statement.

                            PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed with this report.
     ---------------------------------

     (1)      Financial Statements of Mesaba Holdings, Inc.

                                                        Page of this
                                                         Form 10-K
                                                        ------------
          Report of Independent Public Accountants           22
          Consolidated balance sheets as of March 31,        23
          1998 and 1997
          Consolidated statements of operations for          24
          the years ended March 31, 1998, 1997 and
          1996
          Consolidated statements of  shareholders'          25
          equity for the years ended March 31, 1998,
          1997 and 1996
          Consolidated statements of cash flows for          26
          the years ended March 31, 1998, 1997 and
          1996
          Notes to consolidated financial statements         27

     (2)  Not applicable

(3)  Exhibits

         3A.Restated Articles of Incorporation.  Incorporated by reference to
            Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 31, 1995.

         3B.Articles of Amendment to the Company's Articles of Incorporation. Incorporated by reference to Exhibit 3A to the Company's 10-Q for the quarter ended September 30, 1997.

         3C.Bylaws.  Incorporated by reference to Exhibit 3.2 to the Form
            S-4.

         4A.Specimen certificate for shares of the Common Stock of the Company.
            Incorporated by reference to Exhibit 4A to the Company's Form 10-K for the year ended March 31, 1989.

         4B.Common Stock Purchase Warrant dated October 26, 1996 issued to
            Northwest Airlines, Inc. Incorporated by reference to Exhibit 4A to the Company's Form 10-Q for the quarter ended September 30, 1996

         4C.Common Stock Purchase Warrant dated October 17, 1997 issued to
            Northwest Airlines, Inc. Incorporated by reference to Exhibit 4A to the Company's Form 10-Q for the quarter ended September 30, 1997

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

         10D.CAB Part 298 Registration.  Incorporated by reference to Exhibit
             10G to Mesaba's Form 10-K for the year ended March 31, 1987.

         10E.Revolving Credit and Term Loan Agreement Dated as of November 7,
             1988 between Norwest Bank Minnesota, N.A. and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10F to the Company's Form 10-K for the year ended March 31, 1989.

         10F.Airline Services Agreement between Mesaba Aviation Inc.
             Mesaba Holdings, Inc and Northwest Airlines, Inc. (certain portions of this agreement are subject to an order granting confidential treatment pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company's Form 10-Q for the quarter ended September 30, 1997.

         10G.Regional Jet Services Agreement between Mesaba Holdings,
             Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc., dated October 25, 1996 (certain portions of this agreement are subject to an order granting confidential treatment pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company;s Form 10-Q for the quarter ended September 30, 1996.

         10H.Foreign Air Carrier Operating Certificates issued May 6, 1991 by the Canadian Department of Transport. Incorporated by reference to Exhibit 10H to the Company's Form 10-K for the year ended March 31, 1991.

         10I.Facility Lease and Operating Agreement dated April 18, 1988, between the Metropolitan Airport Commission and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10K to the Company's Form 10-K for the year ended March 31, 1989.

          10J.Ninth Amendment to Revolving Credit and Term Loan Agreement and
              Amendment to Revolving Note between Mesaba Aviation, Inc. and Norwest Bank Minnesota, National Association. Incorporated by reference to Exhibit 10J to the Company's Form 10-K for the year ended March 31, 1997.

         10K.Letter of Credit and Reimbursement Agreement dated as of August 1,
             1990 between Mesaba Aviation, Inc. and Norwest Bank Minnesota, National Association. Incorporated by reference to Exhibit 10A to the Company's Form 10-Q for the quarter ended September 30, 1990.

         10L.Special Facilities Lease dated as of August 1, 1990 between
             Charter County of Wayne, State of Michigan and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10B to the Company's Form 10-Q for the quarter ended September 30, 1990.

         10M.Ground Lease dated August 1, 1990 between Charter County of Wayne,
             State of Michigan and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10C to the Company's Form 10-Q for the quarter ended September 30, 1990.

         10N.Combination Leasehold Mortgage, Assignment of Rents, Security
             Agreement and Fixture Financing Statement dated as of August 1, 1990 between Mesaba Aviation, Inc. and Norwest Bank Minnesota, National Association. Incorporated by reference to Exhibit 10D to the Company's Form 10-Q for the quarter ended September 30, 1990.

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

         10R.Stock Option Plan (as amended July 1, 1997. Incorporated by reference to Exhibit 10B to the Company's Form 10-Q for the quarter ended September 30, 1997

         10S.Agreement between AirTran Corporation, Mesaba Aviation, Inc.,
             Northwest Aircraft, Inc., and Northwest Airlines, Inc. dated May 18, 1995. Incorporated by reference to Exhibit 10A of the Company's Form 8-K as filed May 18, 1995.

         10T.Preliminary Agreement between AirTran Corporation, Mesaba
             Aviation, Inc. and Northwest Airlines, Inc. dated March 8, 1995. Incorporated by reference to Exhibit 10 of the Company's Form 8-K as filed March 8, 1995.

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

         10X.Letter Agreement of October 25, 1996 relating to Regional Jet
             Services Agreement between Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company's Form 10-Q/A for the quarter ended September
             30, 1996.

         21. Subsidiaries. Incorporated by reference to Exhibit 21 to the Company's Form 10-K for the year ended March 31, 1997.

         23. Consent of independent public accountants.

         24. Powers of Attorney.

(b)  Reports on Form 8-K.
     --------------------
        No reports were filed on form 8-K during the period.

                           SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MESABA HOLDINGS, INC.

Dated:  June 29, 1998              By /s/ Bryan K. Bedford
                                      ----------------------
                                        Bryan K. Bedford
                                        President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Bryan K. Bedford
______________________      President and Chief              June 29, 1998
Bryan K. Bedford            Executive Officer
                            (Principal Executive Officer) and Director

/s/ Robert H. Cooper
______________________      Vice President and Chief         June 29, 1998
Robert H. Cooper            Financial Officer
                            (Principal Financial Officer)
/s/ Jon R. Meyer
______________________                                       June 29, 1998
Jon R. Meyer                Controller
                            (Principal Accounting Officer)
        *
______________________
Donald E. Benson            Director                         June 29, 1998

        *
______________________
Christopher E. Clouser      Director                         June 29, 1998

        *
______________________
Richard B. Hirst            Director                         June 29, 1998

        *
______________________
Carl R. Pohlad              Director                         June 29, 1998

        *
______________________
Robert C. Pohlad            Director                         June 29, 1998

        *
______________________
Raymond J. Vecci            Director                         June 29, 1998

        *
______________________
Raymond W. Zehr, Jr.        Director                         June 29, 1998

*By /s/ Bryan K. Bedford
    ____________________
    Bryan K. Bedford        Attorney-in-fact                 June 29, 1998

                         EXHIBIT INDEX


                                                       Manually Numbered
Exhibit No.                 Exhibit                     Page References
-----------    -----------------------------------     -----------------

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

4B.            Common Stock Purchase Warrant dated
               October 26, 1996 issued to Northwest
               Airlines, Inc. Incorporated by reference to Exhibit 4A to the Company's Form
               10-Q for the quarter ended September
               30, 1996

4C.            Common Stock Purchase Warrant dated
               October 17, 1997 issued to Northwest
               Airlines, Inc. Incorporated by reference to Exhibit 4A to the Company's Form
               10-Q for the quarter ended September
               30, 1997

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
               1988 between Norwest Bank
               Minnesota, N.A. and  Mesaba Aviation, Inc.
               Incorporated by reference to
               Exhibit 10F to the Company's Form
               10-K for the year ended March 31,
               1989.

10F.           Airline Services Agreement between
               Mesaba Holdings, Inc, Mesaba Aviation,
               Inc., and Northwest Airlines, Inc.
               (certain portions  of this agreement
               are subject to an order granting
               confidential treatment pursuant to
               Rule 24b-2).  Incorporated by reference
               to Exhibit 10A to the Company's  Form
               10-Q for the quarter ended
               September 30, 1997.

10G.           Regional Jet Services Agreement between
               Mesaba Holdings, Inc., Mesaba Aviation,
               Inc. and Northwest Airlines, Inc., dated
               October 25, 1996 (certain portions of
               this agreement are subject to an order
               granting confidential treatment pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company;s Form 10-Q for the quarter ended September 30, 1996.

10H.           Foreign Air Carrier Operating
               Certificates issued May 6, 1991 by
               the Canadian Department of
               Transport.  Incorporated by
               reference to Exhibit 10H  to  the
               Company's Form 10-K for the year
               ended March 31, 1991.

10I.           Facility Lease and Operating
               Agreement dated April 18, 1988,
               between the Metropolitan Airport
               Commission and Mesaba Aviation,Inc.
               Incorporated by reference to
               Exhibit 10K to the Company's Form
               10-K for the year ended March 31,
               1989.

10J.           Ninth Amendment to Revolving Credit
               and Term Loan Agreement and
               Amendment to Revolving Note between
               Mesaba Aviation,Inc.and Norwest Bank
               Minnesota, National Association.
               Incorporated by reference to Exhibit
               10J to the Company's Form 10-K for the
               year March 31, 1997.

10K.           Letter  of Credit and Reimbursement
               Agreement dated as of August 1,
               1990 between Mesaba Aviation, Inc. and
               Norwest Bank Minnesota, National
               Association.  Incorporated by
               reference to Exhibit 10A to  the
               Company's Form 10-Q for the quarter
               ended September 30, 1990.

10L.           Special Facilities Lease dated  as
               of August 1, 1990 between Charter
               County of Wayne, State of Michigan
               and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10B to the Company's Form 10-Q for the quarter ended September 30, 1990.

10M.           Ground Lease dated August 1, 1990
               between Charter County of Wayne,
               State of Michigan and Mesaba Aviation, Inc.
               Incorporated by reference to
               Exhibit 10C to the Company's Form
               10-Q for the quarter ended
               September 30, 1990.

10N.           Combination Leasehold Mortgage,
               Assignment of Rents, Security
               Agreement and  Fixture Financing
               Statement dated as  of  August  1,
               1990 between Mesaba Aviation, Inc. and
               Norwest Bank Minnesota, National
               Association.  Incorporated by
               reference to Exhibit  10D to the
               Company's Form 10-Q for the quarter
               ended September 30, 1990.

10O.           Letter Agreement dated December 24,
               1992 relating to the repurchase  of
               shares of Common Stock from
               Northwest Aircraft, Inc.
               Incorporated by reference to
               Exhibit 10EE to the Company's Form
               10-K for the year ended March 31,
               1993.

10P.           DOT Certificate of Public
               Convenience and Necessity dated
               October 26,1992.  Incorporated by
               reference to Exhibit 10FF of the
               Company's Form 10-K for the year
               ended March 31, 1993.

10Q.           Stock Purchase Agreement between
               AirTran Corporation and Carl R.
               Pohlad dated as of October 18,
               1993.  Incorporated by reference to
               Exhibit 10 of the Company's Form 8-
               K dated October 19, 1993.

10R.           1994 Stock Option Plan (as amended July
               1, 1997).  Incorporated by reference
               to Exhibit 10B of the Company's Form
               10-Q for the quarter ended September
               30, 1997.

10S.           Agreement between AirTran
               Corporation, Mesaba Aviation, Inc.,
               Northwest   Aircraft, Inc., and
               Northwest Airlines, Inc. dated May
               18, 1995. Incorporated by
               reference to Exhibit 10A of the
               Company's Form 8-K as filed May 18,
               1995.

10T.           Preliminary Agreement between
               AirTran Corporation, Mesaba Aviation, Inc.
               and Northwest Airlines, Inc. dated
               March 8, 1995. Incorporated by
               reference to Exhibit 10 of the
               Company's Form 8-K as filed March
               8, 1995.

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

10X.           Letter Agreement of October 25,
               1996 relating to Regional Jet
               Services Agreement between  Mesaba
               Aviation,Inc. and Northwest
               Airlines, Inc. (certain portions of
               this document have  been  deleted
               pursuant to an application for
               confidential treatment under Rule
               24b-2).  Incorporated by reference
               to  Exhibit 10W on the Company's
               Form 10-Q/A for the quarter ended
               September 30, 1996.

21. Subsidiaries. Incorporated by reference to Exhibit 21 to the Company's Form
               10-K for the year ended March 31, 1997

23.            Consent   of   independent   public
               accountants.

24.            Powers of Attorney.