Form 10-Q
period 1998-06-30
MESABA HOLDINGS INC
filed 1998-08-17
CIK 835768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1998

                                       OR

          { }TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  _________  to  _________

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

                    Yes   X        No
                        -----           -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Outstanding as of August 11, 1998
             ---------                  ---------------------------------
          Common Stock
          par value $.01 per share                    19,771,079

                         PART I. FINANCIAL INFORMATION

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in the Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize. Factors which could cause the Company's actual results to differ from forward-looking statements include material changes in the relationship between the Company and Northwest Airlines; reductions or interruptions in Northwest Airlines' air service; changes in regulations affecting the Company, including DOT and FAA regulations; the acquisition and phase-in of a new aircraft; downturns in economic activity; seasonal factors; and labor relationships, including slow downs and or work stoppages associated with the outcome of ongoing contract negotiations between the Company and the Aircraft Mechanics Fraternal Association, the mechanics union.

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                      MESABA HOLDINGS, INC.
                   CONSOLIDATED BALANCE SHEETS
             (in thousands, except share information)

                              ASSETS
                              ------
                                              June 30,     March 31,
                                                1998         1998
                                             ----------   ----------
                                             (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                    $ 74,398     $ 66,554
  Accounts receivable, net                       15,700       13,610
  Inventories                                     8,119        5,547
  Prepaid expenses and deposits                   2,853        3,788
  Deferred tax asset                              4,702        4,702
                                             ----------   ----------
     Total current assets                       105,772      94,201


PROPERTY AND EQUIPMENT:
  Facilities under capital lease                  9,147        9,147
  Flight equipment                               28,554       22,449
  Other property and equipment                   18,351       16,865
  Accumulated depreciation and amortization     (17,934)     (16,364)
                                             ----------   ----------
     Net property and equipment                  38,118       32,097

OTHER ASSETS AND DEFERRED COSTS                  15,566       10,893
                                             ----------   ----------
TOTAL ASSETS                                   $159,456     $137,191
                                             ==========   ==========




The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                      MESABA HOLDINGS, INC.
             CONSOLIDATED BALANCE SHEETS (Continued)
             (in thousands, except share information)

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
                                              June 30,     March 31,
                                                1998         1998
                                             ----------   ----------
                                             (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term
    obligations                                $    419     $    436
  Accounts payable                               21,399       18,093
  Accrued liabilities
     Payroll                                      7,819        9,362
     Maintenance                                  9,073        6,877
     Other                                        9,797        7,741
                                             ----------   ----------
     Total current liabilities                   48,507       42,509

LONG-TERM OBLIGATIONS, net of current
  maturities                                      4,656        4,751

OTHER NONCURRENT LIABILITIES                     14,724       14,385

SHAREHOLDERS' EQUITY:
Common stock,  $.01 par value;  25,000,000
shares authorized, 19,657,375 and
19,397,523 shares issued and outstanding,
respectively                                        196          194
Paid-in capital                                  42,583       41,196
Warrants                                         16,500        7,900
Retained earnings                                32,290       26,256
                                             ----------   ----------
     Total shareholders' equity                  91,569       75,546
                                             ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $159,456     $137,191
                                             ==========   ==========


The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                      MESABA HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
           (in thousands, except per share information)
                                              Three Months Ended
                                                   June 30,
                                              -------------------
                                               1998         1997
                                             ----------   ----------
OPERATING REVENUES:
Passenger                                      $ 79,764     $ 53,816
Other                                               705          608
                                             ----------   ----------
     Total operating revenues                    80,469       54,424

OPERATING EXPENSES:
Wages and benefits                               19,227       14,029
Aircraft fuel costs                               6,938        5,527
Aircraft maintenance costs                       12,540        7,567
Aircraft rents                                   15,824        9,625
Landing fees                                      1,816        1,421
Insurance and taxes                               2,043        1,322
Depreciation and amortization                     1,974        1,153
Administrative and other costs                    9,643        7,571
                                             ----------   ----------
     Total operating expenses                    70,005       48,215

     Operating income                            10,464        6,209

NONOPERATING INCOME (EXPENSE):
Interest expense                                   (112)        (125)
Other, net                                          850          497
                                             ----------   ----------
     Other income, net                              738          372

     Income before income taxes                  11,202        6,581

PROVISION FOR INCOME TAXES                        4,369        2,607
                                             ----------   ----------
NET INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                    6,833        3,974

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING           800           -
PRINCIPLE
                                             ----------   ----------
NET INCOME                                     $  6,033     $  3,974
                                             ==========   ==========
NET INCOME PER COMMON SHARE:

     Basic earnings per common share           $   0.31     $   0.21
                                             ==========   ==========
     Diluted earnings per common share         $   0.28     $   0.20
                                             ==========   ==========

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                      MESABA HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited, in thousands)

                                              Three Months Ended
                                                    June 30,
                                                1998         1997
                                             ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $  6,033     $  3,974

Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                1,974        1,153
     Amortization of deferred credits               339         (186)
     Change in accounting method                  1,311            -
Changes in current operating items:
     Accounts receivable, net                    (2,090)       2,006
     Inventories                                 (1,224)        (615)
     Prepaid expenses and deposits                  935         (104)
     Accounts payable and accrued liabilities     6,014        2,803
                                             ----------   ----------
Net cash provided by operating activities        13,292        9,031
                                             ----------   ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment          (6,725)      (2,501)
     Capitalized pre-operating costs                   -      (1,186)
                                             ----------   ----------
Net cash used for investing activities           (6,725)      (3,687)
                                             ----------   ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                     1,389           77
     Repayment of long-term obligations            (112)        (106)
                                             ----------   ----------
Net cash provided by (used for) financing
   activities                                     1,277          (29)
                                             ----------   ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS         7,844        5,315

CASH AND CASH EQUIVALENTS:
     Beginning of period                         66,554       49,126
                                             ----------   ----------
     End of period                             $ 74,398     $ 54,441
                                             ==========   ==========

SUPPLEMENTARY CASH FLOW INFORMATION:
     Cash paid during period for:
          Interest                             $    112     $    126
                                             ==========   ==========
          Income taxes                         $  1,550     $  1,590
                                             ==========   ==========

     Noncash investing activities included the following:

     Rotable and spare parts inventory
       acquired with integration funds         $  2,231     $  2,879
                                             ==========   ==========

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                             MESABA HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Mesaba Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the year ended March 31, 1998, and the notes thereto, included in the Company's Annual Report or Form 10- K filed with the Securities and Exchange Commission.

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of  the Company
and its subsidiary, Mesaba Aviation, Inc. ("Mesaba").   All significant
intercompany balances have been eliminated in consolidation.

In April 1998, the Company declared a three-for-two stock split of the Company's common stock. The par value per share remained at $0.01. This stock split has been retroactively reflected in these financial statements.

2. AGREEMENTS WITH NORTHWEST

The Company operates a regional air carrier providing scheduled turbo-prop passenger and air freight service as Mesaba Airlines/Northwest Airlink under an Airline Services Agreement (the "Airlink Agreement") with
Northwest Airlines, Inc. ("Northwest") to 91 cities in the Upper Midwest and Canada from Northwest's hub airports, Minneapolis/St. Paul and
Detroit.   The Airlink Agreement provides for exclusive turbo-prop rights to designated service areas and extends through June 30, 2007. Northwest has the right to terminate the Airlink Agreement without cause upon 365 days written notice, such notice not to be given before July 1, 2000.
Mesaba also operates regional jet aircraft under a separate Regional Jet Services Agreement (the "Jet Agreement"), under which Mesaba will operate up to 36 Avro RJ85 ("RJ85") regional jets for Northwest. As of June 30, 1998, Mesaba had taken delivery of 14 RJ85 aircraft. The aircraft are subleased from Northwest and are operated as Northwest Jet Airlink currently from Minneapolis/St. Paul and Detroit hubs. Under the Airlink and Jet Agreement, all Mesaba flights appear in Northwest's timetables and Mesaba receives ticketing and certain check-in, baggage and freight handling and other services from Northwest at certain airports. In addition, Mesaba receives its computerized reservation services from Northwest as well as performing all marketing schedules and yield management and pricing services for Mesaba flights. Loss of Mesaba's affiliation with Northwest or Northwest's failure to make timely payments of amounts owed to Mesaba or to otherwise materially perform under the Agreement's for any reason would have a material adverse effect on the Company's operations and financial position. Under both the Airlink and Jet Agreements, Northwest is not required to perform in the event of a material labor disruption at Northwest.

3. PER SHARE DATA

Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires presentation of "Basic" and "Diluted" earnings per share amounts, as defined. "Basic" earnings per share replaces primary earnings per share under APB Opinion No. 15, and excludes the dilutive effects of options, warrants and convertible securities, if any, from the calculation. Fully diluted earnings per share has not changed significantly but has been named "Dilutive" earnings per share. Statement No. 128 became effective for fiscal years ending after December 15, 1997. All earnings per share prior to 1998 have been restated to comply with this Statement.

The table below sets forth the computation of earnings per common share.

                                                         June 30,
                                                 -----------------------
                                                    1998         1997
                                                 ----------   ----------
   Net Income                                     $   6,033    $   3,974
                                                 ==========   ==========
   For Earnings Per Common Share - Basic:
    Weighted average number of issued shares
     outstanding                                     19,616       19,183
   Effect of dilutive securities
    Computed shares outstanding under the
     Company's stock option plan
     utilizing the treasury stock method                730          233
    Computed shares outstanding under warrants
     issued utilizing the treasury stock methods      1,409          376
                                                 ----------   ----------
   For earnings per Common Share - Diluted:
     Weighted average common shares and common
      share equivalents outstanding                  21,755       19,792
                                                 ==========   ==========

   Earnings Per Share - Basic                     $    0.31    $    0.21
                                                 ==========   ==========

   Earnings Per Share - Diluted                   $    0.28    $    0.20
                                                 ==========   ==========


In April of 1998, the Company adopted AICPA Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities" which requires all start-up costs to be charged to expense as incurred. The adoption of SOP 98-5 resulted in an $800 charge (net of tax) to operations, or $0.04 per basic and $0.03 per diluted share for previously capitalized start-up costs and was recorded as a cumulative effect of change in accounting principle.

4.  AIRCRAFT ADDITIONS

In October 1997, Mesaba entered into an agreement with Saab Aircraft of America, Inc. ("Saab") for the acquisition of 19 new Saab 340BPlus and three used Saab 340A aircraft. All previous option agreements with Saab were canceled. As of June 30, 1998, Mesaba has taken delivery of six Saab 340BPlus and three Saab 340A aircraft. The balance of the aircraft order is expected to be phased into service over the next six months to replace Mesaba's remaining fleet of nine deHavilland Dash 8 aircraft as well as replace Mesaba's Saab 340B aircraft which are on short-term leases.

In April 1998, Mesaba signed an amendment to the Jet Agreement providing for the delivery of six additional RJ85 aircraft. Mesaba began taking delivery of the aircraft at a rate of approximately one aircraft per month in June 1998. As of June 30, 1998, Mesaba has taken delivery of two of these additional aircraft. On June 2, 1998, Mesaba signed an agreement with Northwest to fly 18 additional RJ85 aircraft. Mesaba will begin taking delivery of these aircraft beginning in January 1999.

5. RECENTLY ISSUED ACCOUNTING STANDARDS

During June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information", which requires a disclosure of business segments in the financial statements of the Company. The Company expects to adopt SFAS No. 131 in fiscal 1999 and is currently analyzing the potential impact of adoption.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

RESULTS OF OPERATIONS FOR THE THREE MOMTHS ENDED JUNE 30, 1998 and 1997 (As used herein, "unit cost" means operating cost per available seat mile. Dollars and shares outstanding are expressed in thousands.)

EARNINGS SUMMARY. The Company reported net income of $6,033 or $0.28 diluted earnings per share for the three months ended June 30, 1998, compared to $3,974 or $0.20 diluted earnings per share in the same period of fiscal 1998. The results for the three months ended June 30, 1998 include a one-time non- recurring charge of $800 (net of tax) or $0.03 per basic and diluted share for the cumulative effect of a change in accounting principle. Weighted average common shares and common share equivalents outstanding increased to 21,755 from 19,792.

OPERATING REVENUES. Total operating revenues increased 47.9% in the first quarter of fiscal 1999 to $80,469 from $54,424 in the year earlier quarter, and revenue passenger miles increased 83.4% to 266,768 from 145,485. Passenger revenue per available seat mile ("RASM") decreased to $0.169 from $0.204 in the previous year's first quarter. Mesaba's average load factor was 56.4% in the current quarter compared to 55.1% during the same period a year ago. The improvement in traffic and load factor are attributable to the introduction of fourteen RJ85 aircraft and the expanded turboprop activity at the Minneapolis/St. Paul airport as well as overall increases in passenger travel within the industry.

        Operating Costs Per          Three months ended June 30,
  Available Seat Mile (Unit Cost)         1998          1997
---------------------------------    ------------  -------------
Wages and benefits                        4.1 CENTS     5.3 CENTS
Aircraft fuel costs                       1.5           2.1
Aircraft maintenance costs                2.7           2.9
Aircraft rents                            3.3           3.7
Landing fees                              0.4           0.5
Insurance and taxes                       0.4           0.5
Depreciation and amortization             0.4           0.4
Administrative and other costs            2.0           2.9
                                     ------------  -------------
Total                                    14.8 CENTS    18.3 CENTS

                                         Three months ended June 30,
        Operating statistics                  1998          1997
---------------------------------------------------------------------
Revenue passengers carried                 1,040,000      622,921
Revenue passenger miles (000)               266,768       145,485
Available seat miles (000)                  472,944       263,851
Passenger load factor                        56.4%         55.1%
Passenger revenue per available seat mile    $0.169       $0 .204
Departures                                   58,349        39,433
Aircraft in service                            90            61

OPERATING EXPENSES. Total operating expenses increased 45.2% to $70,005 from $48,215 in the prior year's first quarter. Mesaba's unit cost decreased 19.1% to $0.148 from $0.183 as a result of a 79.2% increase in available seat miles ("ASM") to 472,944 in the first quarter of fiscal 1999 from 263,851 in the year earlier quarter. The increase in ASMs was accomplished by the acquisition of 11 RJ85 and 33 Saab 340 aircraft offset by the retirement of 15 Dash 8 aircraft since June 30, 1997.

Wages and benefits increased 37.1% to $19,227 in the first quarter of fiscal 1999 from $14,029 in the first quarter of fiscal 1998. However the increased capacity generated by the additional jet and turboprop equipment has caused these costs to be reduced on a unit cost basis. The majority of the increase is a result of the higher cost of flight crews due to a 43.3% increase in block hours and the addition of flight crews to support the introduction of the RJ85 as well as the continuing Saab fleet transition program. Mesaba also experienced an increase in wage and benefit costs paid to support personnel due to a 33.8% increase in scheduled turboprop operations.

Fuel costs increased 25.5% to $6,938 in this year's first quarter compared to $5,527 in last year's first quarter. The increase is attributable to increased consumption due to 27.1% increase in turbo-prop block hours flown. Provisions of the Airlink Agreement with Northwest provide Mesaba with a fixed price per gallon for fuel. The actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon both in the current quarter and a year ago. Unit cost however decreased 28.6% to 1.5 cents from 2.1 cents. Mesaba is not required to provide fuel for the jet operation.

Direct maintenance expense, excluding wages and benefits, increased 65.7% to $12,540 in the first quarter of fiscal 1999 from $7,567 in the first quarter of fiscal 1998. This increase was primarily attributable to the addition of 33 Saab 340 and 11 RJ85 aircraft to the fleet when compared to a year ago. The additional maintenance costs for the Saab 340 and RJ85 aircraft were partially offset by lower maintenance costs related to the phase-out of the Dash 8 fleet resulting from the return of 15 aircraft to lessors. Unit cost however, decreased 6.9% to 2.7 cents from 2.9 cents.

Aircraft rents increased 64.4% to $15,824 in the first quarter of fiscal 1999 from $9,625 in the first quarter of fiscal 1998. This increase is primarily attributable to the addition of 33 Saab 340 and 11 RJ85 aircraft while retiring 15 Dash 8 aircraft to lessors. Mesaba has taken delivery of 11 Saab 340 and four RJ85 aircraft during the current period. Due to the additional capacity generated by the jet and larger turboprop equipment, unit cost however, decreased 10.8% to 3.3 cents from 3.7 cents.

Total landing fees increased 27.8% to $1,816 in the first quarter of fiscal 1999 compared to $1,421 for the first quarter of fiscal 1998. The increase is attributable to a 33.8% increase in turbo-prop departures and a 32.8% increase in the average gross landing weight due to the mix of the aircraft in the fleet and offset by a 3.7% decrease in the overall effective landing fee rate. Unit cost however, decreased 20.0% to 0.4 cents from 0.5 cents. Mesaba is not required to pay for landing fees for the jet aircraft.

Insurance and taxes increased 54.5% to $2,043 in the first quarter of fiscal 1999 compared to $1,322 for the first quarter of fiscal 1998. This is due primarily to an increase in passenger liability insurance associated with increased passenger volume and increased hull values associated with lower overall average fleet age when compared to one year ago offset by a reduction in passenger liability insurance rates. Due to the additional capacity generated by the jet and larger turboprop equipment, unit cost however decreased 20.0% to 0.4 cents from 0.5 cents.

Depreciation and amortization increased 71.2% to $1,974 in the first quarter of fiscal 1999 compared to $1,153 in the first quarter of fiscal 1998. The higher level of depreciation and amortization resulted from the acquisition of spare parts to support the Saab fleet, which were in part funded by credits issued by the manufacturer. In July 1997 the Company paid a contract rights fee in the form of a stock purchase warrant issued to Northwest as a part of the new Airlink Agreement. These contract rights are being amortized on a straight-line basis over the term of the Airlink Agreement through June 2007. The Company also paid a contract right fees in the form of stock purchase warrants issued to Northwest in connection with amendments to the Jet Agreement which increased the number of aircraft to be flown by Mesaba from 12 to 36. These contract rights are being amortized on
a straight-line basis over the remaining term of the Jet Agreement.   Due to
the additional capacity generated by the jet and larger turboprop equipment, unit cost remained unchanged.

Administrative and other costs increased 27.4% to $9,643 in the first quarter of fiscal 1999 compared to $7,571 in the first quarter of fiscal 1998. This increase is primarily attributable to higher crew related expenses, excluding wages and benefits, associated with increased flying and increased airport and passenger related expenses due to an increase in traffic and the number of cities served. Due to the additional capacity generated by the jet and larger turboprop equipment, unit cost decreased 31.0% to 2.0 cents from 2.9 cents. Mesaba is generally not required to provide airport and passenger related expenses for the jet operation.

OPERATING INCOME. Operating income totaled $10,464 in the current period, an increase of 68.5% from $6,209 a year ago. Mesaba's operating margin increased to 13.0% from 11.4% in the prior year's first quarter.

NONOPERATING INCOME. Nonoperating income increased to $738 in the current quarter from $372 in the prior year's first quarter as a result of higher levels of interest income.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 39.0% in the first quarter of fiscal 1999 and 39.6% in the comparable quarter in fiscal 1998. The lower effective tax rate is due to lower levels of nondeductible expenses in the current period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $57,265 with a current ratio of
2.2 at June 30, 1998 compared to $51,692 and 2.2 at March 31, 1998. Cash and cash equivalents increased by $7,844 to $74,398 at June 30, 1998. Net cash flows provided by operating activities totaled $13,292 in the first three months of fiscal 1999 compared to $9,031 in the first three months of fiscal 1998. Net cash flows used for investing activities amounted to $6,725 during the three months ended June 30, 1998 compared to $3,687 in the same period last year. Net cash flows provided by financing activities through June 30, 1998 totaled $1,277 compared to a use of $29 in the same period last year.

Long-term obligations, net of current maturities, totaled $4,656 at June 30, 1998 compared to $4,751 at March 31, 1998. The ratio of long-term debt to stockholders' equity was .05 at June 30, 1998 and .06 at March 31, 1998.

As of August 1, 1998, Mesaba's fleet consisted of 90 aircraft covered under operating leases with remaining terms of two months to 17.5 years with aggregate monthly lease payments of approximately $5.5 million. Operating leases have been Mesaba's primary method of acquiring aircraft, and management expects to continue relying on this method to meet most of its future aircraft needs. Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with terms up to 17.5 years. Mesaba has negotiated a financing agreement with the airframe manufacturer whereby operating lease financing for additional Saab 340 aircraft are committed to the Company on competitive rates and terms. Mesaba leases its RJ85 aircraft from Northwest under operating leases with terms of up to 10 years. Mesaba currently plans to continue leasing the additional RJ85 aircraft under firm contract from Northwest.

The Company has historically relied upon cash reserves, internally generated funds and borrowings to support its working capital requirements. The Company has an unsecured agreement with a bank that provides for borrowings of up to $15,000 under a revolving line of credit. No amounts were outstanding under the credit agreement. Management believes that funds from operations and existing credit lines will provide adequate resources for meeting non-aircraft capital needs in fiscal 1999.

The Company has implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications will function properly beyond 1999. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 date conversion program to be completed on a timely basis. The Company does not expect to incur significant costs related to enhancements necessary to prepare its systems for the Year 2000. The company is in the process of assessing Year 2000 compliance by significant vendors. This assessment is incomplete and the Company is working cooperatively with third parties having systems upon which the Company must rely, including: Federal Aviation Administration Air Traffic Control and Northwest Airlines reservation, passenger check-in and ticketing systems. The Company can give no assurances that the systems of other parties will be year 2000 compliant on a timely basis. The Company's business, financial condition and/or results of operations could be materially affected by the failure of its systems or those operated by others.

Northwest has informed Mesaba that certain of its labor unions may strike on or after August 29, 1998. Such a strike would likely cause a complete cessation of scheduled service by Northwest. Non-performance by Northwest under the Airlink and Jet agreements for a prolonged period of time would have a material adverse financial impact on Mesaba during the period of non-performance and could affect future periods as well. Mesaba continues to refine contingency plans to mitigate any economic loss associated with non-performance by Northwest. Such plans include the possible suspension of Mesaba's scheduled flights or the redeployment of some or all of Mesaba's aircraft to high density markets that would be largely without service from Minneapolis/St. Paul and Detroit as a result of a shutdown by Northwest.
The redeployment of aircraft will depend upon the potential duration of a strike. To conserve cash, the Company does not anticipate operating any of its flight schedule during a Northwest strike of limited duration. The Company believes that it has adequate capital resources to implement its contingency plan in the event of a suspension of operations by Northwest.

                                    Part II.

Item 5. OTHER INFORMATION


The National Mediation Board declared an impasse in contract negotiations between Northwest Airlines and the Air Line Pilots Association, starting a mandatory 30-day cooling off period. If scheduled contract talks are unsuccessful, a strike against Northwest Airlines could occur after 11:01 p.m. CDT August 28, 1998.

The Company expects that a curtailment or suspension of operations by Northwest Airlines would have a material adverse effect on the Company's business. Most of Mesaba's passengers are booked on connecting flights with Northwest Airlines. Northwest also provides Mesaba with computerized reservation services and with ticketing, check-in, baggage and freight handling services at certain airports. In the event of a strike by Northwest labor, Northwest is not required to perform under the Airlink or Jet agreements. Mesaba believes that it would not receive payments or services from Northwest for the duration of a strike. Although Mesaba continues to develop contingency plans to deal with a possible strike against Northwest, Mesaba is likely to experience substantially reduced revenues during any period in which Northwest Airlines does not conduct normal flight operations. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a) The following exhibits are filed with this report:

          4A. Common Stock Purchase Warrant dated April 1, 1998 issued to Northwest Airlines, Inc.

          4B. Common Stock Purchase Warrant dated June 2, 1998 issued to Northwest Airlines, Inc.

          10A. Amendment No. 1 to Regional Jet Services Agreement dated April
               1, 1998 between Mesaba Holdings, Inc., Mesaba Aviation, and Northwest Airlines, Inc. (certain provisions of document have been omitted pursuant to a request for confidential treatment under Rule 24b-2.)

          10B. Amendment No. 2 to Regional Jet Services Agreement dated June 2,
               1998 between Mesaba Holdings, Inc., Mesaba Aviation, Inc., and Northwest Airlines, Inc. (certain provisions of this document have been omitted pursuant to a request for confidential treatment under Rule 24b-2.)

     b) The Registrant did not file any reports on form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MESABA HOLDINGS, INC.

Date:     August 14, 1998     BY:  /s/ Robert H. Cooper
                                  ------------------------
                                  Robert H. Cooper
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer)

                                  /s/ Jon R. Meyer
                                  ------------------------
                                  Jon R. Meyer
                                  Director of Accounting/Controller
                                  (Principal Accounting Officer)