Form 10-Q
period 1998-09-30
MESABA HOLDINGS INC
filed 1998-11-17
CIK 835768

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

             {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended September 30, 1998

                                         OR

            { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from________to________

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

                         Yes X        No
                            ----        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class               Outstanding as of November 11, 1998
               ---------------          -----------------------------------
               Common Stock

               Par value $.01 per share                     19,834,829

     PART I. FINANCIAL INFORMATION

                  SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Statements in the Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize. Factors which could cause the Company's actual results to differ from forward-looking statements include material changes in the relationship between the Company and Northwest Airlines; reductions or interruptions in Northwest
     Airlines' air service; changes in regulations affecting the Company, including DOT and FAA regulations or directives affecting airworthiness of aircraft; the acquisition and phase-in of a new aircraft; downturns in economic activity; seasonal factors; and labor relationships, including slow downs and/or work stoppages associated with the outcome of ongoing contract negotiations between the Company and the Aircraft Mechanics Fraternal Association, the mechanics union.

     Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                           MESABA HOLDINGS, INC.
                        CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share information)

                                   ASSETS
                                              September 30,     March 31,
                                                 1998             1998
                                              ____________    ____________
                                               (Unaudited)
     CURRENT ASSETS:
       Cash and cash equivalents                 $73,246         $66,554
       Accounts receivable, net                   12,363          13,610
       Inventories                                10,153           5,547
       Prepaid expenses and deposits               2,789           3,788
       Deferred tax asset                          5,647           4,702
                                              ____________    ____________
          Total current assets                   104,198          94,201


     PROPERTY AND EQUIPMENT:
       Facilities under capital lease              9,147           9,147
       Rotables and other spare parts             31,595          22,449
       Other property and equipment               21,021          16,865
       Accumulated depreciation and amortization (19,852)        (16,364)
                                              ____________    ____________
          Net property and equipment              41,911          32,097

     OTHER ASSETS AND DEFERRED COSTS              14,681          10,893
                                              ____________    ____________
     TOTAL ASSETS                               $160,790        $137,191
                                              ============    ============


     The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                            MESABA HOLDINGS, INC.
                   CONSOLIDATED BALANCE SHEETS (Continued)
                   (in thousands, except share information)

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   September 30,    March 31,
                                                       1998           1998
                                                     _________     _________
                                                   (Unaudited)
     CURRENT LIABILITIES:
       Current maturities of long-term obligations     $  401            436
       Accounts payable                                22,543         18,093

       Accrued liabilities
          Payroll                                       8,648          9,362
          Maintenance                                   8,584          6,877
          Other                                         6,946          7,741


          Total current liabilities                    47,122         42,509


     LONG-TERM OBLIGATIONS, net of current              4,559          4,751
     maturities

     DEFERRED CREDITS AND OTHER LIABILITIES            14,415         14,385


     SHAREHOLDERS' EQUITY:
     Common stock,  $.01 par value;  60,000,000
     shares authorized, 19,823,579 and 19,397,523         198            194
     shares issued and outstanding, respectively
     Paid-in capital                                   43,626         41,196

     Warrants                                          16,500          7,900
     Retained earnings                                 34,370         26,256
                                                     _________     _________

          Total shareholders' equity                   94,694         75,546
                                                     _________     _________

     TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY      $160,790       $137,191
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

                                MESABA HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                     (in thousands, except per share information)

                                    Three Months Ended       Six Months Ended
                                       September 30,           September 30,
                                    ____________________  ____________________
                                       1998       1997      1998       1997
                                     ________   ________   ________   ________
     OPERATING REVENUES:
     Passenger                       $70,461    $70,961   $150,225   $124,777
     Other                             1,228        981      1,933      1,589
                                     ________   ________   ________   ________

          Total operating revenues    71,689     71,942    152,158    126,366


     OPERATING EXPENSES:
     Wages and benefits               18,709     16,476     37,936     30,505
     Aircraft fuel costs               5,568      6,073     12,506     11,600
     Aircraft maintenance costs       12,418      9,922     24,958     17,489
     Aircraft rents                   16,739     12,562     32,563     22,187
     Wet lease expense                   -        4,642        -        4,642
     Landing fees                      1,439      1,561      3,255      2,982
     Insurance and taxes               2,077      1,748      4,120      3,070
     Depreciation and amortization     2,358      1,621      4,332      2,774
     Administrative and other costs   10,575      8,182     20,218     15,753
                                     ________   ________   ________   ________
          Total operating expenses    69,883     62,787    139,888    111,002

          Operating income             1,806      9,155     12,270     15,364

     NONOPERATING INCOME (EXPENSE):
     Interest expense                   (116)      (118)      (228)      (243)
     Other, net                        1,720        543      2,570      1,039
                                     ________   ________   ________   ________
          Other income, net            1,604        425      2,342        796


          Income before income taxes   3,410      9,580     14,612     16,160

     PROVISION FOR INCOME TAXES        1,330      3,832      5,699      6,439
                                     ________   ________   ________   ________

     NET INCOME BEFORE CHANGE IN
     ACCOUNTING PRINCIPLE             $2,080     $5,748     $8,913     $9,721
     PRE-OPERATING COST WRITE OFF,
     NET OF TAX                          -          -          800        -
                                     ________   ________   ________   ________
     NET INCOME                        2,080      5,748      8,113      9,721
                                     ========   ========   ========   ========

     NET INCOME PER SHARE:
          Basic                       $ 0.10     $ 0.30     $ 0.41     $ 0.50
                                     ========   ========   ========   ========
          Diluted                     $ 0.10     $ 0.28     $ 0.37     $ 0.48
                                     ========   ========   ========   ========

     WEIGHTED AVERAGE SHARES
     OUTSTANDING:
          Basic                       19,824     19,238     19,720     19,427
                                     ========   ========   ========   ========
          Diluted                     21,638     20,549     21,697     20,216
                                     ========   ========   ========   ========

     The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                           MESABA HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited, in thousands)
                                                    Six Months Ended
                                                     September 30,
                                                     1998        1997
                                                  _________   _________

     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                     $8,113      $9,721
     Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation and amortization              4,332       2,774
          Amortization of deferred credits            (552)       (427)
          Deferred income tax benefit                 (945)       (371)
     Changes in current operating items:
          Accounts receivable, net                   2,524        (263)
          Inventories                               (3,258)     (1,346)
          Prepaid expenses and deposits                999         388
          Accounts payable and accrued               5,744       5,644
          liabilities                                  _________   _________

     Net cash provided by operating activities      16,957      16,120

     CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment       (12,494)     (7,254)
          Other                                         23        (386)
                                                  _________   _________
     Net cash used for investing activities        (12,471)     (7,640)
                                                  _________   _________
     CASH FLOWS FROM FINANCING ACTIVITIES:
          Issuance of common stock                   2,433         380
          Repayment of long-term obligations          (227)       (212)
                                                  _________   _________
     Net cash provided by financing activities       2,206         168
                                                  _________   _________

     NET INCREASE IN CASH AND CASH EQUIVALENTS       6,692       8,648

     CASH AND CASH EQUIVALENTS:
          Beginning of period                       66,554      49,126
                                                  _________   _________
          End of period                             73,246      57,774
                                                  =========   =========


     SUPPLEMENTARY CASH FLOW INFORMATION:
          Cash paid during period for:
               Interest                            $   228     $   243
                                                  =========   =========
               Income taxes                        $ 6,287     $ 7,511
                                                  =========   =========
     Noncash investing activities included
       the following:
     Rotable and spare parts inventory
     acquired with integration funds               $ 2,231     $ 3,909
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

     2. Agreements with Northwest

     The Company operates a regional air carrier providing scheduled turbo-prop passenger and air freight service as Mesaba Airlines/Northwest Airlink under an Airline Services Agreement (the "Airlink Agreement") with Northwest Airlines, Inc. ("Northwest") to 91 cities in the Upper Midwest and Canada from Northwest's hub airports, Minneapolis/St. Paul and Detroit. The Airlink Agreement provides for exclusive turbo-prop rights to designated service areas and extends through June 30, 2007. Northwest has the right to terminate the Airlink Agreement without cause upon 365 days written notice, such notice not to be given before July 1, 2000. Mesaba also operates regional jet aircraft under a separate Regional Jet Services Agreement (the "Jet Agreement"), under which Mesaba will operate up to 36 Avro RJ85 ("RJ85") regional jets for Northwest. As of September 30, 1998, Mesaba had taken delivery of 17 RJ85 aircraft. The aircraft are subleased from Northwest and are operated as Northwest Jet Airlink currently from the Minneapolis/St. Paul and Detroit hubs. Under the Airlink and Jet Agreement, all Mesaba flights appear in Northwest's timetables and Mesaba receives ticketing and certain check-in, baggage and freight handling and other services from Northwest at certain airports. In addition, Mesaba receives its computerized reservation services from Northwest as well as performing all marketing schedules and yield management and pricing services for Mesaba flights. Loss of Mesaba's affiliation with Northwest or Northwest's failure to make timely payments of amounts owed to Mesaba or to otherwise materially perform under the Agreement's for any reason would have a material adverse effect on the Company's operations and financial position. Under both the Airlink and Jet Agreements, Northwest is not required to perform in the event of a material labor disruption at Northwest.

     On August 29, 1998 the Company temporarily suspended operations as a result of the pilot strike at Northwest Airlines. The Company resumed service on September 16, 1998. The suspension of operations had a material adverse affect on the results of operations for the current reporting period. It did not have a material adverse affect on the liquidity or capital resources of the Company.

     3. Earnings Per Share

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires presentation of "Basic" and "Diluted" earnings per share amounts, as defined. "Basic" earnings per share replaces primary earnings per share under APB Opinion No. 15, and excludes the dilutive effects of options, warrants and convertible securities, if any, from the calculation. Diluted earnings per share has not changed significantly but has been named "Dilutive" earnings per share. Statement No. 128 became effective for fiscal years beginning with fiscal year 1998. All earnings per share prior to 1998 have been restated to comply with this Statement.

     The table below sets forth the computation of earnings per common share.

                                            Quarter Ended    Six Months Ended
                                            -------------    ----------------
                                                      September 30,
                                                     ---------------
                                              1998    1997     1998    1997
                                              ----    ----     ----    ----
        Net Income                          $2,080  $5,748   $8,113  $9,721
                                            ======  ======   ======  ======
        For Earnings Per Common Share -     19,824  19,238   19,720  19,427
        Basic:
          Weighted average number of issued
        shares outstanding
        Effect of dilutive securities
          Computed shares outstanding under
        the Company's stock option plan
        utilizing the treasury stock method    506     646      633     331
          Computed shares outstanding under
        warrants issued utilizing the
        treasury stock method                1,308     665    1,344     458
                                            ------  ------   ------  ------
        For earnings per Common Share -
        Diluted:
          Weighted average common shares
        and common share equivalents
        outstanding                         21,638  20,549   21,697  20,216
                                            ======  ======   ======  ======
        Earnings Per Share - Basic          $ 0.10  $ 0.30   $ 0.41  $ 0.50
                                            ======  ======   ======  ======
        Earnings Per Share - Diluted        $ 0.10  $ 0.28   $ 0.37  $ 0.48
                                            ======  ======   ======  ======

     In April of 1998, the Company adopted AICPA Statement of Position
     (SOP) 98- 5 "Reporting on the Costs of Start-Up Activities" which requires all start- up costs to be charged to expense as incurred. The adoption of SOP 98-5 resulted in an $800 charge (net of tax) to operations, or $0.03 per basic and diluted share for previously capitalized start-up costs and was recorded as a cumulative effect of change in accounting principle.

     4.  Aircraft Additions

     In October 1997, Mesaba entered into an agreement with Saab Aircraft of America, Inc. ("Saab") for the acquisition of 19 new Saab 340BPlus and three used Saab 340A aircraft. All previous option agreements with Saab were canceled. As of September 30, 1998, Mesaba has taken delivery of 11 Saab 340BPlus and three Saab 340A aircraft covered under this agreement. The balance of the aircraft order is expected to be phased into service over the next four months to replace Mesaba's remaining fleet of five deHavilland Dash 8 aircraft as well as replace Mesaba's Saab 340B aircraft which are on short-term leases.

     In April 1998, Mesaba signed an amendment to the Jet Agreement providing for the delivery of six additional RJ85 aircraft. Mesaba began taking delivery of the aircraft at a rate of approximately one aircraft per month in June 1998. As of September 30, 1998, Mesaba has taken delivery of five of these additional aircraft. On June 2, 1998, Mesaba signed an agreement with Northwest to fly 18 additional RJ85 aircraft for a total of 36 aircraft. Mesaba will begin taking delivery of these aircraft beginning in January 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 and 1997 (As used herein, "unit cost" means operating cost per available seat mile. Dollars and shares outstanding are expressed in thousands)

EARNINGS SUMMARY. The Company reported net income of $2,080 or $0.10 diluted earnings per share for the three months ended September 30, 1998, compared to $5,748 or $0.28 diluted earnings per share in the same period of fiscal 1998. Weighted average common shares and common share equivalents outstanding increased to 21,638 from 20,549. On August 29, 1998 the Company temporarily suspended operations as a result of the pilot strike at Northwest Airlines. The Company resumed service on September 16, 1998. The suspension of operations had a material adverse affect on the results of operations for the current reporting period.

OPERATING REVENUES. Total operating revenues decreased 0.4% in the second quarter of fiscal 1999 to $71,689 from $71,942 in the year earlier quarter, and revenue passenger miles increased 20.0% to 249,209 from 207,691. Passenger revenue per available seat mile ("RASM") decreased to $0.163 from $0.196 in the previous year's second quarter. Mesaba's average load factor was 57.7% in the current quarter compared to 57.4% during the same period a year ago. The improvement in traffic is attributable to the introduction of 11 RJ85 and 13 Saab 340 aircraft when compared to one year ago offset by the effect of a 18-day suspension of operations as a result of the Northwest Airlines pilot strike.

          Operating Costs Per            Three months ended September 30,
    Available Seat Mile (Unit Cost)           1998             1997
-----------------------------------      ------------       ------------
 Wages and benefits                         4.3 CENTS          4.6 CENTS
 Aircraft fuel costs                        1.3                1.7
 Aircraft maintenance costs                 2.9                2.7
 Aircraft rents                             3.9                3.5
 Wet lease expense                           -                 1.3
 Landing fees                               0.3                0.4
 Insurance and taxes                        0.5                0.5
 Depreciation and amortization              0.5                0.4
 Administrative and other costs             2.5                2.2
                                         ------------       ------------
 Total                                     16.2 CENTS         17.3 CENTS

                                         Three months ended September 30,
         Operating statistics                1998               1997
-----------------------------------      ------------       ------------
 Revenue passengers carried                 962,800           890,500
 Revenue passenger miles (000)              249,209           207,691
 Available seat miles (000)                 432,216           361,957
 Passenger load factor                       57.7%             57.4%
 Passenger revenue per available seat mile   $0.163            $0.196
 Departures                                  51,705            52,728
 Aircraft in service                           94                 70

OPERATING EXPENSES. Total operating expenses increased 11.3% to $69,883 from $62,787 in the prior year's second quarter. Mesaba's unit cost decreased 6.8% to $0.162 from $0.173 as a result of a 19.4% increase in available seat miles to 432,216 in the second quarter of fiscal 1999 from 361,957 in the year earlier quarter. The increase in ASMs was accomplished by the acquisition of 11 RJ85 and 31 Saab 340 aircraft offset by the retirement of 18 Dash 8 aircraft since September 30, 1997.

Wages and benefits increased 13.6% to $18,709 in the second quarter of fiscal 1999 from $16,476 in the second quarter of fiscal 1998. However the increased capacity generated by the additional jet and turboprop equipment has caused these costs to be reduced on a unit cost basis. The majority of the increase is a result of higher costs of flight crews due to a 211.7% increase in block hours to support the RJ85 expansion program. Mesaba also experienced an increase in wages and benefits costs paid to support personnel due to the increase in operating activity.

Fuel costs decreased 8.3% to $5,568 in this year's second quarter compared to $6,073 in last year's second quarter. The change is primarily attributable to a decrease in consumption as a result of fewer block hours flown when compared to one year ago; as a result of the suspension of operations due to the pilot strike at Northwest. Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices. The actual cost of fuel, including taxes and pumping fees, was
83.5 cents per gallon both in the current quarter and a year ago. Unit cost for fuel decreased 23.5% to 1.3 cents from 1.7 cents. Mesaba is not required to provide fuel for the jet operation.

Direct maintenance expense, excluding wages and benefits, increased 25.2% to $12,418 in the second quarter of fiscal 1999 from $9,922 in the second quarter of fiscal 1998. This increase was primarily attributable to the addition of 31 Saab 340 and 11 RJ85 aircraft to the fleet. The additional maintenance costs for the Saab 340 and RJ85 aircraft were partially offset by lower maintenance costs related to the phase-out of the Dash 8 fleet resulting from the return of 18 aircraft to lessors. However, unit cost for direct maintenance increased 7.4% to 2.9 cents from 2.7 cents due to lost capacity caused by the suspension of service during the pilot strike at Northwest Airlines.

Aircraft rents increased 33.3% to $16,739 in the second quarter of fiscal 1999 from $12,562 in the second quarter of fiscal 1998. This increase is primarily attributable to the addition of 31 Saab 340 and 11 RJ85 aircraft while returning 18 Dash 8 aircraft to lessors. Mesaba has taken delivery of five Saab 340 and three RJ85 aircraft during the current quarter. Due to the lost capacity caused by the suspension of operations during the Northwest pilots strike, unit cost for aircraft rents increased 11.4% to
3.9 cents from 3.5 cents.

Mesaba had no wet leased aircraft in the current year.

Total landing fees decreased 7.8% to $1,439 in the second quarter of fiscal 1999 compared to $1,561 for the second quarter of fiscal 1998. The decrease is attributable to a 0.6% decrease in departures caused by the suspension of operations caused by the pilot strike at Northwest. Mesaba also experienced a 5.7% decrease in the average gross landing weight due to the mix of the aircraft in the fleet and a 2.4% decrease in the overall effective landing fee rate. Unit cost for landing fees decreased 25.0% to
0.3 cents from 0.4 cents. Provisions of the Jet Agreement provide that Mesaba is not required to pay for landing fees for the jet operation.

Insurance and taxes increased 18.8% to $2,077 in the second quarter of fiscal 1999 compared to $1,748 for the second quarter of fiscal 1998.
This is due primarily to an increase in passenger liability insurance associated with increased passenger volume and increased hull values associated with the increase in the number of aircraft in the fleet offset by a reduction in passenger liability insurance rates and reduced amounts paid for hull insurance caused by the normal decline in fleet values. Due to the additional capacity generated by the jet and larger turboprop equipment, unit cost for insurance and taxes remained unchanged at 0.5 cents.

Depreciation and amortization increased 45.5% to $2,358 in the second quarter of fiscal 1999 compared to $1,621 in the second quarter of fiscal 1998. The higher level of depreciation and amortization resulted from the acquisition of spare parts to support the Saab 340 and RJ fleet. The Company paid contract rights fees in the form of stock purchase warrants issued to Northwest in connection with amendments to the Jet Agreement, which increased the number of aircraft to be flown by Mesaba from 12 to
36. These fees are being amortized on a straight-line basis over the remaining term of the Jet Agreement. Due to the lost capacity caused by the Northwest strike, unit cost for depreciation and amortization increased 25.0% to 0.5 cents from 0.4 cents.

Administrative and other costs increased 29.2% to $10,575 in the second quarter of fiscal 1999 compared to $8,182 in the second quarter of fiscal 1998. This increase is primarily attributable to higher pilot training and crew related expenses excluding wages and benefits associated with increased flying and increased airport and passenger related expenses due to an increase in traffic and the number of cities served. Due to the lost capacity caused by the pilot strike at Northwest, unit cost for administrative and other costs increased 13.6% to 2.5 cents from 2.2 cents. Mesaba is generally not required to provide airport and passenger related expenses for the jet operation.


OPERATING INCOME. Operating income totaled $1,806 in the current period, a decrease of 80.3% from $9,155 a year ago. Mesaba's operating margin decreased to 2.5% from 12.7% in the prior year's second quarter.

NONOPERATING INCOME. Nonoperating income increased to $1,604 in the current quarter from $425 in the prior year's second quarter as a result of higher levels of interest income and a one-time gain on the sale of surplus aircraft parts.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 39.0% in the second quarter of fiscal 1999 and 40.0% in the comparable quarter in fiscal 1998. The lower effective tax rate is due to lower levels of nondeductible expenses in the current period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 and 1997 (As used herein, "unit cost" means operating cost per available seat mile. Dollars and shares outstanding are expressed in thousands)

EARNINGS SUMMARY. The Company reported net income of $8,113 or $0.37 per share for the six months ended September 30, 1998, compared to $9,721 or $0.48 per share in the same period of fiscal 1998. Weighted average shares outstanding increased to 21,697 from 20,216. On August 29, 1998 the Company temporarily suspended operations as a result of the pilot strike at Northwest Airlines. The Company resumed service on September 16, 1998. The suspension of operations had a material adverse affect on the results of operations for the current reporting period.

OPERATING REVENUES. Total operating revenues increased 20.4% in the first half of fiscal 1999 to $152,158 from $126,366 in the year earlier period, and revenue passenger miles increased 46.1% to 515,977 from 353,176. Passenger revenue per available seat mile ("RASM") decreased to $0.168 from $0.202 in the year earlier period. Mesaba's average load factor was 57.0% in the current period compared to 56.4% during the same period a year ago. The improvement in traffic is attributable to the introduction of 11 RJ85 aircraft and a complete period of expanded activity at the Minneapolis/St. Paul airport as well as overall increases in passenger travel within the industry offset by the 18-day suspension of service as a result of the pilot strike at Northwest Airlines.


          Operating Costs Per            Six months ended September 30,
    Available Seat Mile (Unit Cost)           1998             1997
-----------------------------------      ------------       ------------
 Wages and benefits                         4.2 CENTS          4.9 CENTS
 Aircraft fuel costs                        1.4                1.9
 Aircraft maintenance costs                 2.8                2.8
 Aircraft rents                             3.6                3.5
 Wet lease expense                           -                 0.7
 Landing fees                               0.4                0.5
 Insurance and taxes                        0.5                0.5
 Depreciation and amortization              0.5                0.4
 Administrative and other costs             2.2                2.5
                                         ------------       ------------
 Total                                     15.5 CENTS         17.7 CENTS


                                         Three months ended September 30,
         Operating statistics                1998               1997
-----------------------------------      ------------       ------------
 Revenue passengers carried                2,002,800         1,513,800
 Revenue passenger miles (000)              515,977            353,176
 Available seat miles (000)                 905,160            625,808
 Passenger load factor                       57.0%              56.4%
 Passenger revenue per available seat mile  $0.168             $0.202
 Departures                                 110,054             92,161
 Aircraft in service                           94                 70

OPERATING EXPENSES. Total operating expenses increased 26.0% to $139,888 from $111,002 in the prior year's first half. Mesaba's unit cost decreased 12.4% to $0.155 from $0.177 as a result of a 44.6% increase in available seat miles to 905,160 in the first half of fiscal 1999 from 625,808 in the year earlier period. The increase in ASMs was primarily accomplished by the acquisition of 11 RJ85 and 24 Saab 340 aircraft offset by the retirement of 18 Dash 8 aircraft when compared to one year ago.

Wages and benefits increased 24.4% to $37,936 in the first half of fiscal 1999 from $30,505 in the first half of fiscal 1998. The majority of the increase is a result of higher cost of flight crews due to a 17.0% increase in block hours and the addition of flight crews to support the introduction of the RJ85 as well as the continuing Saab fleet transition program. Mesaba also experienced an increase in wage and benefit costs paid to support personnel due to a 20.2% increase in scheduled operations. However, the increased capacity generated by the additional jet and turboprop equipment has caused these costs to be reduced on a unit cost basis 14.3% to 4.2 cents from 4.9 cents.

Fuel costs increased 7.8% to $12,506 in this year's first half-compared to
$11,600 in last year's first half.   The increase is primarily attributable
to an increased consumption due to additional block hours flown. Provisions of the Airlink Agreement with Northwest protect Mesaba from fluctuations in fuel prices. The actual cost of fuel, including taxes and pumping fees, was
83.5 cents per gallon both in the current period and a year ago.   Unit cost
for fuel decreased 26.3% to 1.4 cents from 1.9 cents. Mesaba is not required to provide fuel for the jet operation.

Direct maintenance expense, excluding wages and benefits, increased 42.7% to $24,958 in the first half of fiscal 1999 from $17,489 in the first half of fiscal 1998. This increase was primarily attributable to the addition of 31 Saab 340 and 11 RJ85 aircraft to the fleet. The additional maintenance costs for the Saab 340 and RJ85 aircraft were partially offset by lower maintenance costs resulting from the return of 18 Dash 8 aircraft to lessors. However, unit costs for direct maintenance remained unchanged.

Aircraft rents increased 46.8% to $32,563 in the first half of fiscal 1999 from $22,187 in the first half of fiscal 1998. This increase is primarily attributable to the addition of 31 Saab 340 and 11 RJ85 aircraft while returning 18 Dash 8 aircraft to lessors. Mesaba has taken delivery of 16 Saab 340 and seven RJ85 aircraft during the current six month period.
Due to the lost capacity caused by the Northwest strike, unit cost for aircraft rents increased 2.9% to 3.6 cents from 3.5 cents.

Mesaba had no wet leased aircraft in the current period.

Total landing fees increased 9.2% to $3,255 in the first half of fiscal 1999 compared to $2,982 for the first half of fiscal 1998. The increase is attributable to a 11.7% increase in the average gross landing weight due to increased turbo-prop activity offset by a 2.4% decrease in the overall effective landing fee rate. Unit cost for landing fees decreased 20.0% to 0.4 cents from 0.5 cents. Provisions of the Jet Agreement with Northwest provide that Mesaba is not required to pay landing fees for the jet operation.

Insurance and taxes increased 34.2% to $4,120 in the first half of fiscal 1999 compared to $3,070 for the first half of fiscal 1998. This is due primarily to an increase in passenger liability insurance associated with increased passenger volume and increased hull values associated with the Saab 340 and RJ85 aircraft offset by a reduction in passenger liability insurance rates and reduced amounts paid for hull insurance caused by the normal decline in fleet values. Due to the additional capacity generated by the larger jet and turboprop equipment, unit cost for insurance and taxes remained unchanged at 0.5 cents.

Depreciation and amortization increased 56.2% to $4,332 in the first half of fiscal 1999 compared to $2,774 in the first half of fiscal 1998. The higher level of depreciation and amortization resulted from increased expenditures associated with ground support equipment to support the additional cities served as a part of the expanded flights out of the Minneapolis/St. Paul hub and the acquisition of spare parts to support the Saab fleet. Due to the lost capacity caused by the Northwest strike, unit cost for depreciation and amortization increased 25.0% to 0.5 cents from
0.4 cents.

Administrative and other costs increased 28.3% to $20,218 in the first half of fiscal 1999 compared to $15,753 in the first half of fiscal 1998. This increase is primarily attributable to higher pilot training and crew related expenses, excluding wages and benefits, associated with increased flying and increased airport and passenger related expenses due to an increase in traffic and the number of cities served. Due to the additional capacity generated by the larger jet and turboprop equipment, unit cost for administrative and other costs decreased 12.0% to 2.2 cents from 2.5 cents.

OPERATING INCOME. Operating income totaled $12,270 in the current period, a decrease of 20.1% from $15,364 a year ago. Mesaba's operating margin decreased to 8.1% from 12.2% in the prior year's first half.

NONOPERATING. Nonoperating income increased to $2,342 in the current period from $796 in the prior year's first half as a result of higher levels of interest income and the one-time gain on the sale of surplus aircraft parts.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 39.0% in the first half of fiscal 1999 and 39.8% in fiscal 1998. The lower effective tax rate is due to lower levels of nondeductible expenses in the current period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $57,076 with a current ratio of
2.2 at September 30, 1998 compared to $51,692 and 2.2 at March 31, 1998. Cash and cash equivalents increased by $6,872 to $73,246 at September 30, 1998. Net cash flows provided by operating activities totaled $16,957 in the first half of 1999 compared to $16,120 in the first half of fiscal 1998. Net cash flows used for investing activities amounted to $12,471 during the six months ended September 30, 1998 compared to $7,640 in the same period last year. Net cash flows used for financing activities through September 30, 1998 totaled $2,206 compared to $168 in the same period last year.

Long-term obligations, net of current maturities, totaled $4,559 at September 30, 1998 compared to $4,751 at March 31, 1998. The ratio of long-term debt to stockholders' equity decreased to .05 at September 30, 1998 from .06 at March 31, 1998.

As of October, 1998, Mesaba's fleet consisted of 94 aircraft covered under operating leases with remaining terms of two months to 17.5 years and an aggregate monthly lease payments of approximately $6.3 million. Operating leases have been Mesaba's primary method of acquiring aircraft, and management expects to continue relying on this method to meet most of its future aircraft needs. Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with terms up to 17.5 years. Mesaba has negotiated a financing agreement with the airframe manufacturer whereby operating lease financing for the remaining new Saab 340 aircraft are committed to the Company on competitive rates and terms. Mesaba leases its RJ85 aircraft from Northwest under operating leases with terms of up to 10 years. Northwest has agreed to lease a total of 36 RJ85 aircraft to Mesaba under similar terms.

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

The Company has implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications will function properly beyond 1999. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 date conversion program to be completed on a timely basis. The Company does not expect to incur significant costs related to enhancements necessary to prepare its systems for the Year 2000. The Company is in the process of assessing
Year 2000 compliance by significant vendors. This assessment is incomplete and the Company is working cooperatively with third parties having systems upon which the Company must rely, including: Federal Aviation Administration Air Traffic Control, Saab Aircraft, British Aerospace and Northwest Airlines reservation, passenger check-in and ticketing systems. The Company can give no assurances that the computer systems of third
parties will be year 2000 compliant on a timely basis.   The Company's
business, financial condition and results of operations could be materially affected by the failure of its systems or those operated by others.

                                     Part II.

Item 1.  LEGAL PROCEEDINGS

On August 29, 1998, Mesaba announced that it had temporarily suspended flight operations as a result of the strike against Northwest Airlines by its pilots. On September 4, 1998, the Department of Transportation ("DOT") issued an order directing Mesaba to resume service to certain communities by September 8, 1998. Mesaba then entered discussion with the DOT regarding a plan to begin such service. On September 9, 1998, the U.S. Department of Justice and DOT filed a lawsuit against Mesaba in U.S. District Court in Minneapolis seeking to enforce DOT's order. Mesaba then filed a petition in the U.S. Court of Appeals for the District of Columbia seeking to have the DOT's order set aside.

Mesaba began service to the communities required by DOT's order on September 16, 1998, following settlement of the strike against Northwest. As a result, the DOT vacated its order and voluntarily dismissed the lawsuit on September 17, 1998.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company filed with the Securities and Exchange Commission a definitive proxy statement dated July 15, 1998 in connection with its annual meeting of shareholders held on August 19, 1998. Both persons nominated by management for election as Class One directors, as discussed in the definitive proxy statement, were elected. Shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 to 60,000,000, casting 16,732,868 votes in favor of the amendment, 1,380,200 against the
amendment and 26,644 abstentions.  There were no broker nonvotes.   In
addition, shareholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending March 31, 1999, casting 18,104,305 votes in favor of the ratification, 6,159 votes against the ratification and 29,248 abstentions. There were no broker nonvotes.


Item 5. OTHER INFORMATION

Mesaba is in contract negotiations with the Aircraft Mechanics
Fraternal Association ("AMFA"), the mechanics union. If contract talks are unsuccessful, the National Mediation Board may declare an impasse in contract negotiations and may set a mandatory 30-day cooling off period. At the expiration of the 30-day cooling off period, the union would be allowed to implement "self-help" measures up to and including a work stoppage against the carrier. The company would also be allowed to implement "self-help' measures which might include outsourcing maintenance activities currently handled by the carrier and by imposing the terms of the final contract offer. The Company expects that a curtailment of operations by Mesaba as a result of any strike could have a material adverse effect on the Company's business.

Northwest Airlines is also in contract negotiations with certain of its labor groups. If contract talks are unsuccessful, a strike against Northwest could occur if the National Mediation Board declares an impasse in contract negotiations and a mandatory 30-day cooling off period expires.

The Company expects that a curtailment or suspension of operations by Northwest Airlines would have a material adverse effect on the Company's business. Most of Mesaba's passengers are booked on connecting flights with Northwest Airlines. Northwest also provides Mesaba with computerized reservation services and with ticketing, check-in, baggage and freight handling services at certain airports. In the event of a strike by Northwest's labor, Northwest is not required to perform under the Airlink or Jet agreements. Mesaba believes that it would not receive payments or services from Northwest for the duration of a strike. Mesaba is likely to experience substantially reduced revenues during any period in which Northwest Airlines does not conduct normal flight operations.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

        a.)  Exhibits

                3A. Articles of Amendment dated August 31, 1998 to the Company's Articles of Incorporation.

        b.) The Registrant filed a Form 8-K dated August 29, 1998 during the quarter ended September 30, 1998, relating to the suspension of operations as a result of the pilot strike at Northwest Airlines.

                                    SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MESABA HOLDINGS, INC.

Date:     November 16, 1998    BY:  /s/ Robert H. Cooper
                                    -------------------------
                                    Robert H. Cooper
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)

                                   /s/ Jon R. Meyer
                                   -------------------------
                                   Jon R. Meyer
                                   Director of Accounting/Controller
                                   (Principal Accounting Officer)

 EXHIBIT INDEX


 EXHIBIT NO             EXHIBIT

    3A. Articles of Amendment dated August 31, 1998 to the Company's Articles of Incorporation.