Form 10-Q
period 1998-12-31
MESABA HOLDINGS INC
filed 1999-02-16
CIK 835768

                                 UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

             {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended December 31, 1998

                                         OR

            { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________


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

                         Yes   [X]    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class               Outstanding as of February 1, 1999
                -----               ----------------------------------
               Common Stock
               Par value $.01 per share           19,853,329

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

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                               MESABA HOLDINGS, INC.
                            CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share information)

                                      ASSETS
                                      ------

                                                  December 31,     March 31,
                                                      1998           1998
                                                  ------------   ------------
                                                   (Unaudited)
     CURRENT ASSETS:
       Cash and cash equivalents                     $  78,555     $  66,554
       Accounts receivable, net                         15,621        13,610
       Inventories                                      10,825         5,547
       Prepaid expenses and deposits                     2,471         3,788
       Deferred tax asset                                7,058         4,702
                                                  ------------   ------------
          Total current assets                         114,530        94,201

     PROPERTY AND EQUIPMENT:
       Facilities under capital lease                    9,147         9,147
       Rotables and other spare parts                   35,328        22,449
       Other property and equipment                     21,338        16,865
       Accumulated depreciation and amortization       (21,933)      (16,364)
                                                  ------------   ------------
          Net property and equipment                    43,880        32,097

     OTHER ASSETS AND DEFERRED COSTS                    14,297        10,893
                                                  ------------   ------------
     TOTAL ASSETS                                    $ 172,707     $ 137,191
                                                  ============   ============



     The accompanying notes to interim consolidated financial statements are integral part of these balance sheets.

                                MESABA HOLDINGS, INC.
                       CONSOLIDATED BALANCE SHEETS (Continued)
                       (in thousands, except share information)

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

                                                    December 31,    March 31,
                                                       1998           1998
                                                  ------------   ------------
                                                   (Unaudited)
     CURRENT LIABILITIES:
       Current maturities of long-term obligations $       385    $      436
       Accounts payable                                 22,243        18,093
       Accrued liabilities
          Payroll                                        8,430         9,362
          Maintenance                                   11,228         6,877
          Other                                          8,622         7,741
                                                  ------------   ------------
          Total current liabilities                     50,908        42,509

     LONG-TERM OBLIGATIONS, net of current
     liabilities                                         4,460         4,751

     DEFERRED CREDITS AND OTHER LIABILITIES             15,891        14,385

     SHAREHOLDERS' EQUITY:
     Common stock,  $.01 par value;  60,000,000 shares
     authorized, 19,838,829 and 19,397,523 shares
     issued and outstanding, respectively                  198           194
     Paid-in capital                                    43,650        41,196
     Warrants                                           16,500         7,900
     Retained earnings                                  41,100        26,256
                                                  ------------   ------------
          Total shareholders' equity                   101,448        75,546
                                                  ------------   ------------
     TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY      $ 172,707    $  137,191
                                                  ============   ============


     The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                                 MESABA HOLDINGS, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                      (in thousands, except per share information)


                                  Three Months ended       Nine Months Ended
                                        December 31,          December 31,
                                  ---------------------  ---------------------
                                       1998       1997      1998       1997
                                  ---------- ----------  ---------- ----------
OPERATING REVENUES:
Passenger                         $  88,977  $   74,598  $  239,202 $  199,375
Other                                   664         845       2,597      2,434
                                  ---------- ----------  ---------- ----------
     Total operating revenues        89,641      75,443     241,799    201,809


OPERATING EXPENSES:
Wages and benefits                   20,395      17,587      58,331     48,092
Aircraft fuel costs                   6,622       6,481      19,128     18,081
Aircraft maintenance costs           15,823      12,376      40,781     29,865
Aircraft rents                       18,734      15,932      51,297     42,761
Landing fees                          1,771       1,566       5,026      4,548
Insurance and taxes                   2,313       1,793       6,433      4,863
Depreciation and amortization         2,467       1,788       6,799      4,562
Administrative and other costs       11,274       9,593      31,492     25,346
                                  ---------- ----------  ---------- ----------
     Total operating expenses        79,399      67,116     219,287    178,118

     Operating income                10,242       8,327      22,512     23,691

NONOPERATING INCOME (EXPENSE):
Interest expense                       (109)       (109)       (337)      (352)
Other, net                              899         572       3,469      1,611
                                  ---------- ----------  ---------- ----------
     Other income, net                  790         463       3,132      1,259

     Income before income taxes      11,032       8,790      25,644     24,950

PROVISION FOR INCOME TAXES            4,302       3,498      10,001      9,937
                                  ---------- ----------  ---------- ----------
NET INCOME BEFORE CHANGE IN
CHANGE IN ACCOUNTING PRINCIPLE        6,730       5,292      15,643     15,013

PRE-OPERATING COST WRITE OFF,
 NET OF TAX                               -          -          800
                                  ---------- ----------  ---------- ----------
NET INCOME                        $   6,730  $    5,292  $   14,843 $   15,013
                                  ========== ==========  ========== ==========

NET INCOME PER SHARE:
     Basic                        $    0.34  $     0.27  $     0.75 $     0.78
                                  ========== ==========  ========== ==========
     Diluted                      $    0.32  $     0.25  $     0.69 $     0.73
                                  ========== ==========  ========== ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                            19,838     19,276      19,758     19,232
                                  ========== ==========  ========== ==========
     Diluted                          21,230     21,021      21,541     20,618
                                  ========== ==========  ========== ==========



The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                            MESABA HOLDINGS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited, in thousands)
                                                      Nine Months Ended
                                                         December 31,
                                                      1998           1997
                                                  ------------   ------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                   $     14,843   $     15,013
     Adjustments to reconcile net income to net
     provided by operating activities:
          Depreciation and amortization                  6,799          4,562
          Amortization of deferred credits               1,506           (770)
          Gain on sale of inventory                       (799)             -
          Deferred income tax benefit                   (2,356)           181
     Changes in current operating items:
          Accounts receivable, net                        (733)        (2,524)
          Inventories                                   (3,932)        (1,539)
          Prepaid expenses and deposits                  1,317         (1,588)
          Accounts payable and accrued liabilities       9,762          6,727
                                                  ------------   ------------
     Net cash provided by operating activities          26,407         20,062

     CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment           (16,544)       (10,806)
          Other                                             23           (386)
                                                  ------------   ------------
     Net cash used for investing activities            (16,521)       (11,192)

     CASH FLOWS FROM FINANCING ACTIVITIES:
          Issuance of common stock                       2,457            501
          Repayment of long-term obligations              (342)          (320)
                                                  ------------   ------------
     Net cash provided by financing activities           2,115            181
                                                  ------------   ------------

     NET INCREASE IN CASH AND CASH EQUIVALENTS          12,001          9,051

     CASH AND CASH EQUIVALENTS:
          Beginning of period                           66,554         49,126
                                                  ------------   ------------
          End of period                           $     78,555   $     58,177
                                                  ============   ============

     SUPPLEMENTARY CASH FLOW INFORMATION:
          Cash paid during period for:
               Interest                           $        337   $        361
                                                  ============   ============
               Income taxes                       $     10,984   $     11,488
                                                  ============   ============

          Noncash investing activities included the following:
               Rotable and spare parts inventory
               acquired with integration funds    $         -    $      5,679
                                                  ============   ============



     The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                                MESABA HOLDINGS, INC.
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared by Mesaba Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the year ended March 31, 1998, and the notes thereto, included in the Company's Annual Report or Form 10-K filed with the Securities and Exchange Commission.

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

2. Agreements with Northwest

     The Company operates a regional air carrier providing scheduled turbo-prop passenger and air freight service as Mesaba Airlines/Northwest Airlink under an Airline Services Agreement (the "Airlink Agreement") with Northwest Airlines, Inc. ("Northwest") to 91 cities in the Upper Midwest and Canada from Northwest's hub airports in Minneapolis/St. Paul and Detroit. The Airlink Agreement provides for exclusive turbo-prop rights to designated service areas and extends through June 30, 2007. Northwest has the right to terminate the Airlink Agreement without cause upon 365 days written notice, such notice not to be given before July 1, 2000. Mesaba also operates regional jet aircraft under a separate Regional Jet Services Agreement (the "Jet Agreement"), under which Mesaba will operate 36 Avro RJ85 ("RJ85") regional jets for Northwest. As of December 31, 1998, Mesaba had taken delivery of 18 RJ85 aircraft. The aircraft are subleased from Northwest and are operated as Northwest Jet Airlink currently from the Minneapolis/St. Paul and Detroit hubs. Under the Airlink and Jet Agreements, all Mesaba flights appear in Northwest's timetables and Mesaba receives ticketing and certain check-in, baggage and freight handling and other services from Northwest at certain airports. In addition, Mesaba receives its computerized reservation services from Northwest as well as performing all marketing schedules and yield management and pricing services for Mesaba flights. Loss of Mesaba's affiliation with Northwest or Northwest's failure to make timely payments of amounts owed to Mesaba or to otherwise materially perform under the Agreement's for any reason would have a material adverse effect on the Company's operations and financial position. Under both the Airlink and Jet Agreements, Northwest is not required to perform in the event of a material labor disruption at Northwest.

     On August 29, 1998 the Company temporarily suspended operations as a result of the pilot strike at Northwest Airlines. The Company resumed service on September 16, 1998. The suspension of operations had a material adverse affect on the results of operations for the current fiscal year. It did not have a material adverse affect on the liquidity or capital resources of the Company.

3. Earnings Per Share

The table below sets forth the computation of earnings per common share.

                                        Quarter Ended     Nine Months Ended
                                        -------------     -----------------
                                                 December 31,
                                                 ------------
                                     1998      1997        1998        1997
                                  ---------- ----------  ---------- ----------
Net Income                        $    6,730 $    5,292  $   14,843 $   15,013
                                  ========== ==========  ========== ==========
For Earnings Per
 Common Share - Basic:                19,838     19,276      19,758     19,232

Weighted average number of issued
 shares outstanding
Effect of dilutive securities
Computed shares outstanding under
  the Company's stock option plan
  utilizing the treasury stock method    317        583         528        415
Computed shares outstanding under
  warrants issued utilizing the
  treasury stock method                1,075      1,162       1,255        971
                                  ---------- ----------  ---------- ----------
For earnings per Common Share - Diluted:
Weighted average common shares and Common
share equivalents outstanding         21,230     21,021      21,541     20,618
                                  ========== ==========  ========== ==========

Earnings Per Share - Basic        $     0.34 $    0.27   $     0.75 $     0.78
                                  ========== ==========  ========== ==========
Earnings Per Share _ Diluted      $     0.32 $    0.25   $     0.69 $     0.73
                                  ========== ==========  ========== ==========

     In April of 1998, the Company adopted AICPA Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities" which requires all start- up costs to be charged to expense as incurred. The adoption of SOP 98-5 resulted in an $800 charge (net of tax) to operations, or $0.03 per basic and diluted share for previously capitalized start-up costs and was recorded as a cumulative effect of change in accounting principle.

4.  Aircraft Additions

     In October 1997, Mesaba entered into an agreement with Saab Aircraft of America, Inc. ("Saab") for the acquisition of 19 new Saab 340BPlus and three used Saab 340A aircraft. All previous option agreements with Saab were canceled. As of December 31, 1998, Mesaba has taken delivery of all aircraft covered under this agreement.

     In April 1998, Mesaba signed an amendment to the Jet Agreement providing for the delivery of six additional RJ85 aircraft. As of December 31, 1998, Mesaba has taken delivery of all of these additional aircraft. On June 2, 1998, Mesaba signed an agreement with Northwest to fly 18 additional RJ85 aircraft for a total of 36 aircraft. Mesaba will begin taking delivery of these aircraft beginning in February 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

Results of Operations for the Three Months Ended December 31, 1998 and 1997
---------------------------------------------------------------------------
(As used herein, "unit cost" means operating cost per available seat mile.
 Dollars and shares outstanding are expressed in thousands)

EARNINGS SUMMARY

The Company reported net income of $6,730 or $0.32 diluted earnings per share for the three months ended December 31, 1998, compared to $5,292 or $0.25 diluted earnings per share in the same period of fiscal 1998. Weighted average common shares and common share equivalents outstanding increased to 21,230 from 21,021.

OPERATING REVENUE

Total operating revenues increased 18.8% in the third quarter of fiscal
1999 to $89,641 from $75,443 in the year earlier quarter, and revenue passenger miles increased 36.7% to 303,153 from 221,746. Passenger revenue per available seat mile ("RASM") decreased to $0.163 from $0.183 in the previous year's third quarter. Mesaba's average load factor was 55.7% in the third quarter compared to 54.4% during the same period a year ago. The improvement in traffic is attributable to the introduction of 10 RJ85 and 26 Saab 340 aircraft when compared to one year ago offset by the return of 17 deHavilland Dash 8 aircraft as well as overall increases in passenger travel within the industry.

              Operating Costs Per          Three months ended December 31,
        Available Seat Mile (Unit Cost)          1998           1997
-------------------------------------------------------------------------
     Wages and benefits                         3.8 CENTS     4.3 CENTS
     Aircraft fuel costs                        1.2           1.6
     Aircraft maintenance costs                 2.9           3.0
     Aircraft rents                             3.4           3.9
     Landing fees                               0.3           0.4
     Insurance and taxes                        0.4           0.5
     Depreciation and amortization              0.5           0.4
     Administrative and other costs             2.1           2.4
                                            -------------   -----------
     Total                                     14.6 CENTS    16.5 CENTS

                                           Three months ended December 31,
             Operating statistics              1998           1997
-------------------------------------------------------------------------
     Revenue passengers carried              1,212,100      908,000
     Revenue passenger miles (000)            303,153       221,746
     Available seat miles (000)               544,407       407,784
     Passenger load factor                     55.7%         54.4%
     Passenger revenue per available seat     $0.163         $0.183
     Departures                               64,501         54,985
     Aircraft in service                        96             74

Operating Expenses.

Total operating expenses increased 18.3% to $79,399 from $67,116 in the prior year's third quarter. Mesaba's unit cost decreased 11.5% to $0.146 from $0.165 as a result of a 33.5% increase in available seat miles to 544,407 in the third quarter of fiscal 1999 from 407,784 in the year earlier quarter. The increase in ASMs was accomplished by the acquisition of 10 RJ85 and 26 Saab 340 aircraft offset by the retirement of 17 Dash 8 aircraft since December 31, 1997.

Wages and benefits increased 16.0% to $20,395 in the third quarter of fiscal 1999 from $17,587 in the third quarter of fiscal 1998. The increased capacity generated by the additional jet and turboprop equipment has caused these costs to be reduced on a unit cost basis. The majority of the increase is a result of higher costs of flight crews due to a 148.6% increase in block hours to support the RJ85 expansion program. Mesaba also experienced an increase in wages and benefits costs paid to support personnel due to a 6.5% increase in turbo-prop operating activity.

Fuel costs increased 2.2% to $6,622 in this year's third quarter compared to $6,481 in last year's third quarter. The change is primarily attributable to a increase in consumption as a result of 2.9% more block hours flown by turbo- prop aircraft when compared to one year ago, offset by increased utilization of the more fuel efficient Saab 340 aircraft. Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices. The actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon both in the third quarter and a year ago. Unit cost for fuel decreased 25.0% to 1.2 cents from 1.6 cents. Mesaba is not required to provide fuel for the jet operation.

Direct maintenance expense, excluding wages and benefits, increased 27.9% to $15,823 in the third quarter of fiscal 1999 from $12,376 in the third quarter of fiscal 1998. This increase was primarily attributable to the addition of 26 Saab 340 and 10 RJ85 aircraft to the fleet. The additional maintenance costs for the Saab 340 and RJ85 aircraft were partially offset by lower maintenance costs related to the phase-out of the Dash 8 fleet resulting from the return of 17 aircraft to lessors. Unit cost for direct maintenance decreased 3.3% to 2.9 cents from 3.0 cents.

Aircraft rents increased 17.6% to $18,734 in the third quarter of fiscal 1999 from $15,932 in the third quarter of fiscal 1998. This increase is primarily attributable to the addition of 26 Saab 340 and 10 RJ85 aircraft offset by returning 17 Dash 8 aircraft to lessors and not incurring any wet lease expenses during the third quarter. Mesaba has taken delivery of eight Saab 340 and one RJ85 aircraft during the third quarter. Unit cost for aircraft rents decreased 12.8% to 3.4 cents from 3.9 cents.

Total landing fees increased 13.1% to $1,771 in the third quarter of fiscal 1999 compared to $1,566 for the third quarter of fiscal 1998. The increase is attributable to a 6.5% increase in turbo-prop departures and an increase in the overall effective landing fee rate. Unit cost for landing fees decreased 25.0% to 0.3 cents from 0.4 cents. Provisions of the Jet Agreement provide that Mesaba is not required to pay for landing fees for the jet operation.

Insurance and taxes increased 29.0% to $2,313 in the third quarter of fiscal 1999 compared to $1,793 for the third quarter of fiscal 1998. This is due primarily to an increase in passenger liability insurance associated with increased passenger volume and increased hull values associated with the increase in the number of aircraft in the fleet. This was offset by a reduction in passenger liability insurance rates and reduced amounts paid for hull insurance caused by the normal decline in fleet values. Due to the additional capacity generated by the jet and turboprop equipment, unit cost for insurance and taxes decreased 20.0% to 0.4 cents from 0.5 cents.

Depreciation and amortization increased 38.0% to $2,467 in the third quarter of fiscal 1999 compared to $1,788 in the third quarter of fiscal 1998. The higher level of depreciation and amortization resulted from the acquisition of spare parts to support the Saab 340 and RJ fleet. The Company paid contract rights fees in the form of stock purchase warrants issued to Northwest in connection with amendments to the Jet Agreement, which increased the number of aircraft to be flown by Mesaba from 12 to 36.
These fees are being amortized on a straight-line basis over the remaining term of the Jet Agreement. Unit cost for depreciation and amortization increased 25.0% to 0.5 cents from 0.4 cents.

Administrative and other costs increased 17.5% to $11,274 in the third quarter of fiscal 1999 compared to $9,593 in the third quarter of fiscal 1998. This increase is primarily attributable to higher pilot training and crew-related expenses, excluding wages and benefits, associated with increased flying. Unit cost for administrative and other costs decreased 12.5% to 2.1 cents from 2.4 cents. Mesaba is generally not required to provide airport and passenger related expenses for the jet operation.


OPERATING INCOME.

Operating income totaled $10,242 in the third quarter period, an increase of 23.0% from $8,327 a year ago. Mesaba's operating margin increased to 11.4% from 11.0% in the prior year's third quarter.

NONOPERATING INCOME.

Nonoperating income increased to $790 in the third quarter from $463 in the prior year's third quarter as a result of higher levels of interest income.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 39.0% in the third quarter of fiscal 1999 and 39.8% in the comparable quarter in fiscal 1998. The lower effective tax rate is due to lower levels of nondeductible expenses in the third quarter.

Results of Operations for the Nine Months Ended December 31, 1998 and 1997
--------------------------------------------------------------------------
(As used herein, "unit cost" means operating cost per available seat mile.
 Dollars and shares outstanding are expressed in thousands)

EARNINGS SUMMARY

The Company reported net income of $14,843 or $0.69 per diluted share for the nine months ended December 31, 1998, compared to $15,013 or $0.73 per share in the same period of fiscal 1998. Weighted average shares outstanding increased to 21,541 from 20,618. On August 29, 1998 the Company temporarily suspended operations as a result of the pilot strike at Northwest Airlines. The Company resumed service on September 16, 1998.
The suspension of operations had a material adverse affect on the results of operations for the current fiscal year.

OPERATING REVENUES

Total operating revenues increased 19.8% in the first nine months of fiscal 1999 to $241,799 from $201,809 in the year earlier period, and revenue passenger miles increased 42.5% to 819,130 from 574,922. Passenger revenue per available seat mile ("RASM") as anticipated, decreased to $0.165 from $0.193 in the year earlier period. Mesaba's average load factor was 56.5% in the current nine-month period compared to 55.6% during the same period a year ago. The improvement in traffic is attributable to the introduction of 10 RJ85 aircraft as well as overall increases in passenger travel within the industry offset by the 18-day suspension of service as a result of the pilot strike at Northwest Airlines.

              Operating Costs Per          Nine months ended December 31,
        Available Seat Mile (Unit Cost)          1998           1997
-------------------------------------------------------------------------

     Wages and benefits                        4.0 CENTS      4.7 CENTS
     Aircraft fuel costs                       1.3            1.7
     Aircraft maintenance costs                2.8            2.9
     Aircraft rents                            3.5            4.1
     Landing fees                              0.4            0.4
     Insurance and taxes                       0.4            0.5
     Depreciation and amortization             0.5            0.4
     Administrative and other costs            2.2            2.5
                                            -------------   -----------
     Total                                     15.1 CENTS    17.2 CENTS


                                           Nine months ended December 31,
             Operating statistics              1998           1997
-------------------------------------------------------------------------

     Revenue passengers carried              3,214,900     2,421,800
     Revenue passenger miles (000)            819,130       574,922
     Available seat miles (000)              1,449,567     1,033,592
     Passenger load factor                     56.5%         55.6%
     Passenger revenue per available seat     $0.165         $0.193
     Departures                               174,555       147,146
     Aircraft in service                        96             74

OPERATING EXPENSE

Total operating expenses increased 23.1% to $219,287 from $178,118 in the prior year's first nine months. Mesaba's unit cost decreased 12.2% to $0.151 from $0.172 as a result of a 40.2% increase in available seat miles to 1,449,567 in the first nine months of fiscal 1999 from 1,033,592 in the year earlier period. The increase in ASMs was primarily accomplished by the acquisition of 10 RJ85 and 26 Saab 340 aircraft offset by the retirement of 17 Dash 8 aircraft when compared to one year ago.

Wages and benefits increased 21.3% to $58,331 in the first nine months of fiscal 1999 from $48,092 in the first nine months of fiscal 1998. The majority of the increase is a result of higher cost of flight crews due to a 20.2% increase in block hours and the addition of flight crews to support the introduction of the RJ85 as well as the continuing Saab fleet transition program. Mesaba also experienced an increase in wage and benefit costs paid to support personnel due to an 8.0% increase in scheduled turbo-prop operations. The increased capacity generated by the additional jet and turboprop equipment has caused these costs to be reduced on a unit cost basis 14.9% to 4.0 cents from 4.7 cents.

Fuel costs increased 5.8% to $19,128 in this year's first nine months
compared to $18,081 in last year's first nine months.   The increase is
primarily attributable to an increased consumption due to a 13.8% additional block hours flown offset by higher utilization of the more fuel-efficient Saab 340 aircraft. Provisions of the Airlink Agreement with Northwest protect Mesaba from fluctuations in fuel prices. The actual cost of fuel, including taxes and pumping fees, was 83.5 cents per
gallon both in the current nine-month period and a year ago.   Unit cost
for fuel decreased 23.5% to 1.3 cents from 1.7 cents. Mesaba is not required to provide fuel for the jet operation.

Direct maintenance expense, excluding wages and benefits, increased 36.6% to $40,781 in the first nine months of fiscal 1999 from $29,865 in the first nine months of fiscal 1998. This increase was primarily attributable to the addition of 26 Saab 340 and 10 RJ85 aircraft to the fleet. The additional maintenance costs for the Saab 340 and RJ85 aircraft were partially offset by lower maintenance costs resulting from the return of 17 Dash 8 aircraft to lessors. Unit costs for direct maintenance decreased 3.4% to 2.8 cents from 2.9 cents.

Aircraft rents increased 20.0% to $51,297 in the first nine months of fiscal 1999 from $42,761 in the first nine months of fiscal 1998. This increase is primarily attributable to the addition of 26 Saab 340 and 10 RJ85 aircraft while returning 17 Dash 8 aircraft to lessors and not incurring any wet lease expense during the current fiscal year. Mesaba has taken delivery of 24 Saab 340 and eight RJ85 aircraft during the current nine-month period. Unit cost for aircraft rents decreased 14.6% to
3.5 cents from 4.1 cents.

Total landing fees increased 10.5% to $5,026 in the first nine months of fiscal 1999 compared to $4,548 for the first nine months of fiscal 1998.
The increase is attributable to a 13.2% increase in the total gross landed weight due to increased turbo-prop activity offset by a 2.6% decrease in the overall effective landing fee rate. Unit cost for landing fees remained unchanged at 0.4 cents. Provisions of the Jet Agreement with Northwest provide that Mesaba is not required to pay landing fees for the jet operation.

Insurance and taxes increased 32.3% to $6,433 in the first nine months of fiscal 1999 compared to $4,863 for the first nine months of fiscal 1998. This is due primarily to an increase in passenger liability insurance associated with increased passenger volume and increased hull values associated with the Saab 340 and RJ85 aircraft offset by a reduction in passenger liability insurance rates and reduced amounts paid for hull insurance caused by the normal decline in fleet values. Due to the additional capacity generated by the larger jet and turboprop equipment, unit cost for insurance and taxes decreased 20.0 % to 0.4 cents from 0.5 cents.

Depreciation and amortization increased 49.0% to $6,799 in the first nine months of fiscal 1999 compared to $4,562 in the first nine-month of fiscal 1998. The higher level of depreciation and amortization resulted from increased expenditures associated with ground support equipment to support the additional cities served as a part of the expanded flights out of the Minneapolis/St. Paul hub and the acquisition of spare parts to support the Saab fleet. Due to the lost capacity caused by the Northwest strike, unit cost for depreciation and amortization increased 25.0% to 0.5 cents from 0.4 cents.

Administrative and other costs increased 24.2% to $31,492 in the first nine months of fiscal 1999 compared to $25,346 in the first nine months of fiscal 1998. This increase is primarily attributable to higher pilot training and crew related expenses, excluding wages and benefits, associated with increased flying. Due to the additional capacity generated by the larger jet and turboprop equipment, unit cost for administrative and other costs decreased 12.0% to 2.2 cents from 2.5 cents.

OPERATING INCOME

Operating income totaled $22,512 in the current nine-moonth period, a decrease of 5.0% from $23,691 a year ago. Mesaba's operating margin decreased to 9.3% from 11.7% in the prior year's first nine months.

NONOPERATING INCOME

Nonoperating income increased to $3,132 in the current nine-month period from $1,259 in the prior year's first nine months as a result of higher levels of interest income and the one-time gain on the sale of surplus aircraft parts.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 39.0% in the first nine months of fiscal 1999 and 39.8% in fiscal 1998. The lower effective tax rate is due to lower levels of nondeductible expenses in the current nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $63,622 with a current ratio of
2.3 at December 31, 1998 compared to $51,692 and 2.2 at March 31, 1998. Cash and cash equivalents increased by $12,001 to $78,555 at December 31, 1998. Net cash flows provided by operating activities totaled $26,407 in the first nine months of 1999 compared to $20,062 in the first nine months of fiscal 1998. Net cash flows used for investing activities amounted to $16,521 during the nine months ended December 31, 1998 compared to $11,192 in the same period last year. Net cash flows provided by financing activities through December 31, 1998 totaled $2,115 compared to $181 in the same period last year.

Long-term obligations, net of current maturities, totaled $4,460 at December 31, 1998 compared to $4,751 at March 31, 1998. The ratio of long-term debt to stockholders' equity decreased to .04 at December 31, 1998 from .06 at March 31, 1998.

As of January, 1999, Mesaba's fleet consisted of 93 aircraft covered under operating leases with remaining terms of two months to 17.5 years and an aggregate monthly lease payments of approximately $6.4 million. Operating leases have been Mesaba's primary method of acquiring aircraft, and management expects to continue relying on this method to meet most of its future aircraft needs. Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with terms up to 17.5 years. Mesaba leases its RJ85 aircraft from Northwest under operating leases with terms of up to 10 years. Northwest has agreed to lease a total of 36 RJ85 aircraft to Mesaba under similar terms.

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

YEAR 2000 COMPLIANCE

The Company has implemented a Year 2000 compliance program designed to ensure that the Company's internal information technology will function properly beyond 1999. This includes software applications, hardware and infrastructure which are essential for flight scheduling; aircraft maintenance; finance systems; internal communication and facilities management. The Company estimates that the overall cost of the Year 2000 compliance program will not exceed $500,000 and expects its Year 2000 date
conversion program to be completed on a timely basis.   Any expenditure
will be funded through operating cash flows while any costs for new software will be capitalized and amortized over the software's useful life.

The Company is working cooperatively with third parties having systems upon which the Company must rely. The Company can not give any assurance that the systems of other parties will be year 2000 compliant on a timely basis or the Company's or third parties contingency plans will mitigate the effects of noncompliance. Third parties with computer systems which the Company relies upon include: Federal Aviation Administration Air
Traffic Control, Saab Aircraft, British Aerospace and Northwest Airlines. The Company's business, financial condition and/or results of operations could be materially affected by the failure of its systems or those operated by others (which the Company believes is the most reasonable worst case scenario) could result in the reduction or suspension of the Company's operation.

The Company is reviewing and revising our business interruption contingency plans to address internal and external issues to the extent practicable. The review, together with any necessary revisions, will be completed by September 1999. The review of these plans will include how to maintain safety, carrying additional essential components, changing suppliers, performing certain functions and processes manually and reducing or suspending operations. Due to the uncertainty, related to year 2000 issues, the Company's contingency plan will be ongoing in nature and may require further modifications to existing systems as new information is made available and the Company further assesses the readiness of third parties upon which the Company relies.

                                    Part II.

Item 5. Other Information

Mesaba is in contract negotiations with the Aircraft Mechanics Fraternal Association ("AMFA"), its mechanics union. If contract talks are unsuccessful the National Mediation Board may declare an impasse in contract negotiations and may set a mandatory 30-day cooling off period. At the expiration of the 30-day cooling off period, the union would be allowed to implement "self-help" measures up to and including a work stoppage against the carrier. The Company would also be allowed to implement "0self-help" measures, which might include outsourcing maintenance activities currently handled by the carrier and by imposing the terms of the final contract offer. The Company expects that a curtailment of operations by Mesaba as the result of any strike could have a material adverse effect on the Company's business.

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


                                        MESABA HOLDINGS, INC.

Date:     February 12, 1999        BY:  /s/ Robert H. Cooper
                                   ---------------------------
                                   Robert H. Cooper
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)


                                   /s/ Jon R. Meyer
                                   ---------------------------
                                   Jon R. Meyer
                                   Director of Accounting/Controller
                                   (Principal Accounting Officer)