Form 10-K405
period 1999-03-31
MESABA HOLDINGS INC
filed 1999-06-29
CIK 835768

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999

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
     (State of other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)


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

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 2, 1999 was approximately $284,323,000.

As of June 2, 1999, there were 19,865,329 shares of Common Stock of the registrant issued and outstanding.

                       Documents Incorporated By Reference

Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

             Document Incorporated                  Part of Form 10-K

Proxy Statement for 1999 Annual Meeting of Shareholders  Part III

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

                                  PART I

Item 1.     BUSINESS

      Mesaba Holdings, Inc. ("Mesaba Holdings" or the "Company") is the holding company for Mesaba Aviation, Inc. ("Mesaba"). Mesaba is a regional airline currently providing scheduled passenger service under the name "Mesaba Airlines/Northwest Airlink" or "Mesaba Airlines/Northwest Jet Airlink" to 101 cities and metropolitan areas in Minnesota, Iowa, Nebraska, New York, North Dakota, South Dakota, Indiana, Wisconsin, Illinois, Michigan, Ohio, Pennsylvania, Kentucky, Tennessee, West Virginia, Virginia, Colorado, Montana, Missouri, Kansas, North Carolina, Maine, Georgia, Texas, Alabama, Arkansas and the Provinces of Ontario, Saskatchewan and Quebec Canada. All flights currently operated by Mesaba are designated as Northwest Airlines flights under agreements with Northwest Airlines, Inc. ("Northwest"). Mesaba's flight schedules are coordinated with those of Northwest to facilitate interline connections at the Minneapolis/St. Paul International Airport, Detroit Metropolitan Airport and the Memphis International Airport.

AGREEMENTS WITH NORTHWEST

      The Company operates as a regional air carrier providing scheduled turbo-prop and air freight service as Mesaba Airlines/Northwest Airlink under an Airline Services Agreement (the "Airlink Agreement") with Northwest to 84 cities in the Upper Midwest and Canada from Northwest's hub airports in Minneapolis/St. Paul and Detroit. The Airlink Agreement provides for exclusive turbo-prop rights to designated service areas and extends through June 30, 2007. Northwest has the right to terminate the Airlink Agreement without cause upon 365 days notice, such notice not to be given before July 1, 2000.

      Mesaba also operates regional jet aircraft under a separate Regional Jet Services Agreement (the "Jet Agreement"), under which Mesaba will operate 36 Avro RJ85 ("RJ85") regional jets for Northwest. As of June 1999, Mesaba had taken delivery of 26 RJ85 aircraft and currently serve 39 cities. The aircraft are subleased from Northwest and are operated as Northwest Jet Airlink from the Minneapolis/St. Paul, Detroit and Memphis hubs.

      Under the agreements, all flights that Mesaba currently operates are designated as Northwest flights using Northwest's designator code in all computer reservations systems, including the Official Airline Guide, with an asterisk and a footnote indicating that Mesaba is the carrier providing the service. In addition, flight schedules of Mesaba and Northwest are closely coordinated to facilitate interline connections, and Mesaba's passenger gate facilities at the Minneapolis/St. Paul International Airport, Detroit Metropolitan Airport and Memphis International Airport are integrated with Northwest's facilities in the main terminal buildings, rather than at the more remote commuter air terminals. The agreement with Northwest also permits Mesaba to offer its passengers fares between the cities serviced by Mesaba and all of the destinations served by Northwest as well as participation in Northwest's frequent flyer program. Mesaba's jet aircraft are painted in the colors of Northwest Airlines and the jet-prop aircraft are painted in a distinctive "Northwest Airlink" configuration, with a Northwest Airlines logo in addition to Mesaba's name.

      Mesaba, through the agreements, receives ticketing and certain check-in, baggage, freight and aircraft handling services from Northwest at certain airports. In addition, Mesaba receives its computerized reservations services from Northwest. Northwest also performs all marketing schedules and yield management and pricing services for Mesaba's flights.

      Mesaba believes that its competitive position is enhanced as a result of its marketing and other agreements with Northwest, particularly through the ability of Mesaba to offer its passengers coordinated flight schedules to the destinations served by Northwest. Loss of Mesaba's affiliation with Northwest or Northwest's failure to materially perform under the Airlink or Jet Agreement for any reason would have a material adverse effect on the Company's operations and financial position.

ROUTE SYSTEM

      The following tables set forth certain information with respect to Mesaba's scheduled route system for June 1999.
                                                        Number of
                   Nonstop air                             roundtrips
                   mileage from             Date              from
                   Minneapolis/            airline        Minneapolis/
                    Saint Paul             service         Saint Paul
 City                Airport              commenced         per week
----------         ------------           ---------         --------
Minneapolis/
  Saint Paul, MN       ---              February 15, 1973      --
Grand Rapids, MN       161              February 15, 1973      28
Brainerd, MN           113              February 1, 1981       43
Pierre, SD             350              December 15, 1983      26
Sioux Falls, SD        197              December 15, 1983      26
Bemidji, MN            199              December 1, 1984       43
Thief River Falls, MN  261              May 15, 1985           20
Aberdeen, SD           257              December 15, 1985      40
Des Moines, IA         232              June 1, 1986           47
Wausau, WI             175              June 15, 1986          54
Lincoln, NE            332              October 1, 1986        26
Grand Forks, ND        284              October 1, 1986        28
Watertown, SD          193              October 1, 1986        27
Fargo, ND              223              January 15, 1987       16
Omaha, NE              282              June 1, 1987            6
Moline, IL             274              June 10, 1988          39
Houghton/Hancock, MI   277              February 22, 1989      27
Marquette, MI          296              February 22, 1989      27
LaCrosse, WI           120              January 31, 1991       35
Bloomington, IL        374              September 15, 1992     26
Thunder Bay, Ontario   304              March 16, 1993         14
St. Cloud, MN           67              July 1, 1993           39
Escanaba, MI           304              August 16, 1993        21
Ely, MN                213              May 26, 1995           16
Bismarck, ND           386              September 1, 1995       7
Kalamazoo, MI          426              November 1, 1995        1
Rochester, MN           76              April 1, 1996          29
Kenora, Ontario        343              May 22, 1997           14
Green Bay, WI          252              June 6, 1997           14
Cincinnati, OH         596              June 6, 1997           21
Traverse City, MI      375              June 6, 1997           14
Waterloo, IA           166              August  1, 1997        39
Mason City, IA         120              August 1, 1997         33
Fort Dodge, IA         168              August 1, 1997         25
Sioux City, IA         234              August 1, 1997         46
Hibbing, MN            174              August 1, 1997         36
Duluth, MN             144              August 1, 1997         42
Rhinelander, WI        190              August 1, 1997         42
Eau Claire, WI          85              August 1, 1997         39
Dubuque, IA            212              August 1, 1997         25
Peoria, IL             342              August 1, 1997         26

Rockford, IL           278              August 1, 1997         25
Appleton, WI           236              August 1, 1997         39
International Falls, MN254              August 1, 1997         42
Pellston, MI           414              June 1, 1997           21
Cedar Rapids, IA       221              July 1, 1997           45
Regina, Saskatchewan   619              October 6, 1997        14
Aspen, CO              802              December 19, 1997       7
Steamboat Springs, CO  774              December 19, 1997       *
White Plains, NY     1,021              March 1, 1998           7
Saginaw, MI            463              May 1, 1998             1
Madison, WI            228              September 9, 1998       7
Rapid City, SD         490              September 15, 1998     19
Flint, MI              491              October 29, 1998       21
Pittsburgh, PA         726              April 4, 1999           7
St. Louis, MO          449              April 4, 1999           7
* Seasonal service from December to April

                                                        Number of
                   Nonstop air              Date           roundtrips
                   mileage from            airline            from
                     Detroit               service           Detroit
 City                Airport              commenced         per week
----------         ------------           ---------         --------
Detroit, MI            ---              December 10, 1988     ---
Erie, PA               163              December 10, 1988      33
Akron/Canton, OH       134              December 10, 1988      34
Dayton, OH             166              December 10, 1988      28
Flint, MI               56              January 8, 1989        39
Traverse City, MI      207              January 8, 1989        36
Pellston, MI           242              January 8, 1989        42
Wausau, WI             363              January 8, 1989        31
Houghton/Hancock, MI   425              February 22, 1989      21
Marquette, MI          364              February 22, 1989      21
Toledo, OH              49              April 2, 1989          41
Muskegon, MI           161              October 11, 1989       33
Columbus, OH           155              August 1, 1990         20
Kalamazoo, MI          113              September 6, 1990      42
Cincinnati, OH         229              September 6, 1990      41
Lansing, MI             74              November 14, 1990      26
Youngstown, OH         153              May 1, 1991            27
Fort Wayne, IN         128              June 1, 1991           41
Lexington, KY          296              June 10, 1991          28
Charleston, WV         281              July 8, 1991           32
London, Ontario        125              September 5, 1991      20
Binghamton, NY         378              July 1, 1992           25
Roanoke, VA            382              August 1, 1992         33
Lafayette, IN          224              September 9, 1992      20
Bloomington, IL        314              September 15, 1992     28
South Bend, IN         157              November 16, 1992      40
Louisville, KY         306              June 1, 1993           22
Escanaba, MI           305              August 16, 1993        21
Champaign, IL          298              September 9, 1993      28
Evansville, IN         364              October 1, 1993        26

Knoxville, TN          443              October 1, 1993        16
State College, PA      300              January 31, 1994       27
Saginaw, MI             98              June 1, 1995           21
Benton Harbor, MI      158              June 20, 1995          25
Harrisburg, PA         370              December 1, 1994       15
Ottawa, Ontario        439              May 1, 1995            25
Elmira, NY             331              November 15, 1995      25
Allentown, PA          424              December 15, 1995      16
Cleveland, OH           95              December 15, 1995      31
Rochester, NY          296              September 10, 1996     15
Appleton, WI           297              October 1, 1996        33
Rockford, IL           295              October 1, 1996        25
Pittsburgh, PA         201              December 18, 1996      43
Owensboro, KY          369              June 1, 1997            6
Des Moines, IA         534              June 6, 1997           14
Green Bay, WI          288              June 6, 1997           14
Peoria, IL             346              August 1, 1997         18
Rhinelander, WI        385              August 1, 1997         21
Montreal, Quebec       529              November 6, 1997        7
White Plains, NY       505              March 1, 1998          15
Alpena, MI             198              September 9, 1998      21
Sault Ste. Marie, MI   283              September 9, 1998      21
Dubuque, IA            377              September 9, 1998      21
Duluth, MN             541              October 1, 1998        19
Greensboro, NC         460              June 2, 1999            7
Portland, ME           668              June 2, 1999           14

                                                            Number of
                   Nonstop air              Date           roundtrips
                   mileage from            airline            from
                     Memphis               service           Memphis
 City                Airport              commenced         per week
----------         ------------           ---------         --------

Memphis, TN             --              March 2, 1999          --
Cincinnati, OH         403              March 2, 1999           7
St. Louis, MO          256              March 2, 1999          15
Knoxville, TN          342              March 2, 1999          14
Atlanta, GA            332              April 4, 1999          15
Huntsville, AL         184              April 4, 1999          20
Wichita, KS            453              April 4, 1999          21
Cleveland, OH          622              May 1, 1999             1
Fayetteville, AK       245              May 15, 1999           20
Dallas/Ft. Worth, TX   432              June 2, 1999            8


      From time to time Mesaba reviews the feasibility of expanding the frequency of its service to airports currently being served, as well as initiating passenger service to additional cities generally within its service area. Mesaba works closely with Northwest to coordinate flight schedules and to facilitate connections between Mesaba and Northwest. See "Business - Agreements with Northwest."

AIRCRAFT

      The following table sets forth certain information as to Mesaba's passenger aircraft fleet as of June 1, 1999:

                                       Approximate  Approximate
                                          single      Average
                                          flight      Cruising
  Type of     Number of     Seating       range        Speed
  aircraft    aircraft     Capacity      (miles)      (M.P.H.)
  --------    --------     --------      -------       -------
 Avro RJ85        26           69         1,400         410
  Saab 340        74         30/34         500          300

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

       Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through sub-leases with Northwest under operating leases with terms of up to 17 years. The Airlink Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events. The Saab 340 aircraft are fast, fuel efficient, pressurized jet-prop airplanes with galleys, standup headroom, lavatories, radar, global positioning, ground proximity warning, traffic collision avoidance and de-icing systems.

      All of Mesaba's aircraft comply fully with all current Federal Aviation Regulations issued by the Federal Aviation Administration ("FAA").

      As of June 1999, Mesaba's existing fleet of Avro RJ85 and Saab 340BPlus aircraft had remaining lease terms of nine to 17 years. Lease terms on Mesaba's 23 Saab 340A aircraft are subject to current negotiations with Saab Aircraft leasing companies. The current aggregate monthly lease payments for all aircraft is approximately $7,500,000.

COMPETITION

      The airline industry is highly competitive as a result of the Airline Deregulation Act of 1978 (the "Deregulation Act"). In general, the Deregulation Act increased competition by eliminating restrictions on fares and route selection. The Deregulation Act also contributed to the withdrawal of national and major carriers from short-haul markets by allowing them to more easily obtain additional long-haul routes, which can be more efficiently and profitably served by jet aircraft. Elimination of barriers to entry into new markets, however, also creates greater potential for competing service by other carriers operating small, fuel-efficient aircraft on short-haul routes serving small and medium-sized cities.
Mesaba currently competes directly with other regional airlines on some routes it serves. Mesaba also faces competition from regional carriers offering service to alternative hubs for connecting flights. However, due to the consolidation of the airline industry and the development of the "hub and spoke" network, Mesaba has experienced a reduction of competition in its specific market segments. No assurance can be given that other carriers, including major carriers, will not institute competing service on routes served by Mesaba.

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

FUEL

      The cost of aviation fuel is one of the Company's largest operating expenses, accounting for 8.5% of total operating costs for the year ended March 31, 1999, 10.1% the year ended March 31, 1998, and 10.7% for the year ended March 31, 1997.

      The Company has arrangements with Northwest and ten major fuel suppliers for substantial portions of its fuel requirements. The Company believes that such arrangements assure an adequate supply of fuel for current and anticipated future operations. Both the cost and availability of fuel, however, are subject to factors beyond the control of the Company.
 Certain provisions of the Airlink Agreement protect Mesaba from future increases in aviation fuel prices and Northwest provides fuel for all of the jet operations

FARES

      Mesaba derives its passenger revenues by selling its seat capacity to Northwest at predetermined rates. Under the agreements with Northwest, Mesaba has the ability to enter into arrangements with other air carriers for service to cities not served by Northwest, so long as Mesaba does not use the "NW" designator code, Avro RJ85 or Saab 340 aircraft with respect to such service. Passenger fares vary primarily in relation to the length of the flight and other factors and are established by Northwest.

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

      DOT REGULATION.  Prior to October 1992, Mesaba was registered under
Part 298 of the economic regulations of the DOT. On October 26, 1992, the DOT granted Mesaba a Certificate of Public Convenience and Necessity under
Section 401 of the Aviation Act. As a certificated carrier, Mesaba is required to file certain additional quarterly reports with the DOT, including a report of aircraft operating expenses and related statistics. The Certificate of Public Convenience and Necessity is a prerequisite for operations with aircraft larger than 60 seats.

      OTHER REGULATION. Under the Noise Control Act of 1972 and the Aviation Safety and Noise Abatement Act of 1979, the FAA has authority to monitor and regulate aircraft engine noise. Management of the Company believes that Mesaba's aircraft comply with or are exempt from such regulations and that Mesaba complies with standards for aircraft exhaust emissions and fuel storage facilities issued by the Environmental Protection Agency. The Company is also required to comply with the drug-testing program adopted under Part 14 CFR by the DOT. As a foreign carrier operating in Canada, the Company is subject to regulation by the Canadian Department of Transport and has been issued Foreign Air Carrier Operating Certificates by such agency.

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

AIRCRAFT MAINTENANCE

      Mesaba employs its own aircraft, avionics and engine maintenance staff that perform substantially all routine maintenance to its aircraft and engines. Major overhauls on its airframes, engines, and other rotable parts on Saab 340 and RJ85 aircraft are performed internally or at FAA authorized facilities.

AIRPORT AND TERMINAL FACILITIES AND SERVICES

      Mesaba's ticket counter and baggage-handling space is leased from local airport authorities or other airlines at all of the airports served. In 41 of the cities it serves, Mesaba receives support service under agreements with Northwest. The duration of the leases and service agreements vary.

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

      Mesaba leases approximately 394,000 square feet of facilities, ramp, parking and unimproved land at the Detroit Metropolitan Airport under separate ground and facilities leases. The facilities lease covers approximately 45,000 square feet of hangar and maintenance space and obligates Mesaba to pay monthly rentals ranging between approximately $22,000 and $36,000 until August 1, 2002 as part of Special Facilities Bond financing provided by Wayne County, Michigan. The ground lease has a 20-year term concurrent with the facilities lease, which expires August 1, 2010. Monthly lease payments of approximately $7,000 are currently required under the ground lease, subject to an annual adjustment on January 1 each year based upon the percentage change in an index published by the Bureau of Labor Statistics of the U.S. Department of Commerce.

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

      Mesaba has committed to lease approximately 497,000 square feet of facilities, ramp, parking and unimproved land at the Cincinnati/Northern Kentucky Airport under separate ground and facilities leases. The facilities lease covers approximately 126,000 square feet of hangar and maintenance space currently under construction and obligates Mesaba to pay monthly rentals ranging between approximately $90,000 and $105,000 until January 29, 2029 as part of Special Facilities Bond financing provided by Cincinnati/Northern Kentucky Airport Authority. The ground lease is expected to have a 30-year term concurrent with the facilities lease, which is expected to expire January 29, 2029. Monthly lease payments of approximately $10,500 are anticipated to be required under the ground lease.

EMPLOYEES

      As of June 1999, Mesaba employed 3,005 persons, of whom 875 were pilots, 276 were management, administrative and clerical personnel, 295 were aircraft maintenance personnel, 1,043 were station managers, station agents and line services personnel, and 516 were flight attendants. Approximately 690 of Mesaba's employees are part-time.

      The Air Line Pilots Association ("ALPA") represents Mesaba's pilots. Mesaba concluded negotiations with ALPA and reached a new collective bargaining agreement effective June 1, 1996, with a term of four years. In October 1996, Mesaba and ALPA reached agreement on a modification of the collective bargaining agreement which, in addition to other enhancements, extended the term of the agreement to June 1, 2002.

      Mesaba's mechanics are represented by the Aircraft Mechanics Fraternal Association ("AMFA"). Formal negotiations between Mesaba and AMFA are currently in progress. The Company has yet to achieve its first contract with AMFA, although negotiations have been ongoing since July, 1997. At the request of AMFA, a mediator from the National Mediation Board ("NMB") is assisting in the negotiations. The Railway Labor Act precludes any job action without a formal declaration of an impasse by the NMB, which has not yet occurred. Any work stoppage, whether from a failure to enter into a new collective bargaining agreement or otherwise, could have a material adverse impact on the Company.

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

                   EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth certain information regarding the executive officers of the Company and its subsidiary, Mesaba Aviation, Inc.

                                                               Officer
      Name            Age                Position               since
      ----            ---                --------              -------
Carl R. Pohlad         83   Chairman of the Company and Mesaba  1995

John S. Fredericksen   50   Interim Chief Executive Officer and 1992
                            Vice President, Administration,
                            General Counsel and Secretary of
                            the Company and Mesaba

Robert H. Cooper       39   Vice President, Chief Financial     1997
                            Officer and Treasurer of the
                            Company and Mesaba

F. Darrell Richardson  52   Vice President and Chief Operating  1995
                            Officer of Mesaba

Scott L. Durgin        37   Vice President, Customer Service    1996
                            of Mesaba

      CARL R. POHLAD is a Class Two director and Chairman of the Board of Directors. Mr. Pohlad has been President and a director of Marquette Bancshares, Inc. since 1993. Prior to 1993, Mr. Pohlad served as President and Chief Executive Officer of Marquette Bank Minneapolis and Bank Shares Incorporated. Mr. Pohlad was Chairman of the Board of MEI Corporation from 1972 to 1986 and Chairman of the Board of MEI Diversified Inc. from 1986 to 1994. Mr. Pohlad is also an owner, director and the President of CRP Sports, Inc., the managing general partner of the Minnesota Twins baseball club, and is a director of Genmar Holdings, Inc.

      JOHN S. FREDERICKSEN was appointed interim Chief Executive Officer of the Company and Mesaba on June 29, 1999, to replace Bryan K. Bedford, who resigned as President and Chief Executive Officer on that date. Mr. Fredericksen joined the Company as Vice President, General Counsel in July 1992. In August 1993, Mr. Fredericksen was appointed Senior Vice President, Operations of the Company and Mesaba. He was appointed Secretary of the Company and Mesaba in November 1994. In October 1995, he was appointed Vice President, Administration; General Counsel and Secretary of the Company and Mesaba. From March 1987 until joining the Company, Mr. Fredericksen was employed by the Regional Airline Association, Washington, D.C., serving most recently as its President. From 1980 until 1987, Mr. Fredericksen was an attorney with the Federal Aviation Administration.

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

      F. DARRELL RICHARDSON joined Mesaba as Vice President and Chief Operating Officer in September 1995. Mr. Richardson was Senior Vice President, Operations of Phoenix Airline Services, Inc. from November 1993 until joining the Company. He served as President and Chief Executive Officer of United Aerodynamics Corporation from July 1991 to October 1993 and as Vice President of Maintenance and Engineering of Continental Express from June 1989 to June 1991. Prior to June 1989, Mr. Richardson was employed in various positions in the aviation industry, beginning in 1968.

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

Item 2.     PROPERTIES

      See information provided under the captions "Business . Aircraft," ". Airport and Terminal Facilities and Services," and ". Properties" in Item 1 herein.

Item 3.     LEGAL PROCEEDINGS

      The Company is not currently a party to any material pending legal proceedings. From time to time the Company may become involved in routine litigation incidental to its business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FOURTH QUARTER OF FISCAL YEAR

      There were no matters submitted to a vote of the Company's shareholders during the three-month period ended March 31, 1999.

                             PART II


Item 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
      MATTERS


      The Company's Common Stock is traded under the symbol "MAIR" on the NASDAQ National Market.

      The following table sets forth the range of high and low sale prices for the Company's Common Stock and the dividends per share for each of the fiscal quarters of the two years ended March 31, 1999. Quotations for such periods are as reported by NASDAQ for National Market issues. All prices have been adjusted to reflect the Company's three-for-two stock split effective April 30, 1998.

Stock Quotations
                                      ($) High    ($) Low

       Fiscal 1998
             First quarter             10.18        7.50
             Second quarter            14.75        8.83
             Third quarter             17.33       13.42
             Fourth quarter            21.00       15.83

       Fiscal 1999
             First quarter             24.25       20.00
             Second quarter            28.75       13.00
             Third quarter             21.00        9.75
             Fourth quarter            21.00       12.13

      On June 2, 1999, the number of holders of record of Common Stock was 928.

      The transfer agent for the Company's Common Stock is Norwest Bank Minnesota, National Association, 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

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

                                                March 31,
                                                ---------
                              1999      1998       1997      1996      1995
                              ----      ----       ----      ----      ----
                         (amounts in thousands, except per share data)

Statement of Operations Data:

Operating revenues           $331,753  $277,225  $185,701  $170,455  $145,900

Operating expenses           $299,531  $246,856  $166,118  $158,148  $141,541
                             --------  --------  --------  --------  --------
Operating income             $ 32,222  $ 30,369  $ 19,583  $ 12,307  $  4,359
                             ========  ========  ========  ========  ========
Net income                   $ 21,271  $ 19,804  $ 11,986  $  6,972* $  2,606
                             ========  ========  ========  ========  ========
Net income per
    share - diluted          $   0.99  $   0.95  $   0.62  $   0.40* $   0.19
                             ========  ========  ========  ========  ========
Weighted Average number of
shares outstanding and common
share equivalents - diluted    21,512    20,846    19,310    17,534    13,670


*Excludes non-taxable gain of $49,303 from distribution of subsidiary


                                       As of March 31,

                              1999      1998       1997      1996      1995
                              ----      ----       ----      ----      ----
                                    (dollars in thousands)

Balance Sheet Data:

Current assets               $117,354  $ 94,201  $ 71,201  $ 44,465  $ 46,154

Net property and equipment     47,195    32,097    19,772    12,388    14,931

Other noncurrent assets        14,674    10,893    13,593     1,351     5,799
                             --------  --------  --------  --------  --------
Total assets                 $179,223  $137,191  $104,566  $ 58,204  $ 66,884
                             ========  ========  ========  ========  ========


Current liabilities          $ 48,674  $ 42,509  $ 33,393  $ 17,323  $ 17,052

Long-term liabilities          21,310    19,136    21,379     6,466     7,388

Shareholders' equity          109,239    75,546    49,794    34,415    42,444
                             --------  --------  --------  --------  --------
Total liabilities and
shareholders' equity         $179,223  $137,191  $104,566  $ 58,204  $ 66,884
                             ========  ========  ========  ========  ========

                                 Mesaba Aviation, Inc. (1)

                                             Year ended March 31,

                              1999       1998       1997       1996      1995
                            --------   --------   --------   --------  --------
Selected Operating Data:

Revenue passengers
    carried                4,342,200  3,324,146  1,959,632  1,572,401 1,433,605

Revenue passenger miles    1,112,050    805,495    445,871    344,592   314,636

Available seat miles       1,994,626  1,469,229    864,083    732,018   705,182

Passenger revenue per          $.165      $.186      $.212      $.204     $.191

Cost per available seat        $.150      $.168      $.192      $.190     $.178

Passenger load factor           55.8%      54.8%      51.6%      47.1%     44.6%

Break-even load factor          49.8%      48.3%      46.3%      43.3%     40.9%

Yield per revenue              $.295      $.340      $.416      $.434     $.428

Departures                   236,209    201,622    144,266    123,985   114,399

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

     The Company reported net income of $21.3 million or $0.99 per share for the fiscal year ended March 31, 1999, compared to $19.8 million or $0.95 per share in fiscal 1998 and $12.0 million or $0.62 per share in fiscal 1997. Weighted average common shares and common share equivalents outstanding increased to 21.5 million in the current year from 20.8 million and 19.3 million respectively. The increase in the average number of shares outstanding was due primarily to the dilutive effect of the issuance of warrants to Northwest and the exercise of stock options by current and former employees. On August 29, 1998 the Company temporarily suspended operations as a result of the pilot strike at Northwest Airlines. The Company resumed service on September 16, 1998. The suspension of service had a material adverse affect on the results of operations for the current fiscal year. Earnings per share and weighted average shares outstanding for fiscal 1998 and 1997 have been adjusted to reflect a three-for-two stock split in the form of a 50% stock dividend declared by the Board of Directors on April 6, 1998 for shares held of record on April 17, 1998.

RESULTS OF OPERATIONS

     OPERATING REVENUES. Operating revenues rose 19.7% to $331.8 million in fiscal 1999 from $277.2 million in fiscal 1998 and $185.7 million in fiscal 1997. Passenger revenue per available seat mile ("RASM") decreased 11.3% to $0.165 from $0.186 in 1998 and 22.2% from $0.212 in 1997, primarily due to the introduction of the higher capacity RJ85 aircraft. Mesaba's average passenger load factor was 55.8% in 1999, up from 54.8% in 1998 and 51.6% in 1997. The improvement in traffic and load factor are attributable to the introduction of 12 RJ85 aircraft and the expanded jet-prop activity at the Minneapolis/St. Paul airport as well as overall increases in passenger demand within the industry. These increases were offset by the 18-day suspension of service as a result of the pilot strike at Northwest Airlines.

     OPERATING EXPENSES. Total operating expenses increased 21.3% to $299.5 million in 1999 from $246.9 million in 1998 and $166.1 million in 1997. Mesaba experienced a 10.7% decrease in the cost per available seat mile ("CASM") to 15.0 cents compared with 16.8 cents in 1998. Seat capacity (measured in available seat miles "ASM") increased 35.8% in 1999 to 1.99 billion, primarily as a result of the introduction of 12 RJ85 aircraft, and the increased activity at the Minneapolis/St. Paul airport. The following table compares components of Mesaba's operating cost per ASM for the years ended March 31, 1999, 1998 and 1997:

                                      1999       1998       1997
                                     ------     ------     ------
        Wages and benefits             4.0 CENTS  4.6 CENTS  5.8 CENTS
        Fuel                           1.3        1.7        2.1
        Direct maintenance             2.8        2.9        2.9
        Rents                          3.5        3.9        3.6
        Landing fees                   0.4        0.4        0.6
        Insurance and taxes            0.4        0.5        0.6
        Depreciation and amortization  0.5        0.4        0.5
        Other                          2.1        2.4        3.1
                                     ------     ------     ------
        Total                         15.0 CENTS 16.8 CENTS 19.2 CENTS


     Wages and benefits increased 19.5% to $80.3 million in fiscal 1999 compared to $67.2 million in fiscal 1998 and $49.9 million in fiscal 1997. However the increased capacity generated by the additional aircraft has caused these costs to be reduced on a unit cost basis 13.0% to 4.0 cents from 4.6 cents. The overall dollar increase is a result of increased cost of flight crews due to a 14.2% increase in block hours flown and the addition of flight crews to support the introduction of the RJ85 aircraft as well as continued costs to support the Saab fleet transition program. Mesaba also experienced an increase in wage and benefit cost of support personnel due to an increase in scheduled operations. Overall, personnel levels (measured on a full time equivalent basis at the fiscal year end) increased 200 to approximately 2,700 from 2,500, with the remaining increase due to normal wage and benefit increases.

     Total fuel costs increased 2.0% to $25.5 million in fiscal 1999 from $25.0 million in fiscal 1998 and $17.9 million in fiscal 1997. The change is attributable to increased consumption. The average price per gallon, including taxes and into plane fees, was 83.5 cents in fiscal years 1999, 1998 and 1997. Certain provisions ofthe Airlink Agreement protect Mesaba from future increases in fuel prices. Unit cost decreased 23.5% to 1.3 cents from 1.7 cents. Mesaba is not required to provide fuel for the jet operation.

     Direct maintenance expense, excluding wages and benefits costs, increased to $56.7 million in fiscal 1999 from $42.2 million in fiscal 1998 and $25.0 million in fiscal 1997. This increase was attributable to the addition of 12 RJ85 and 24 Saab 340BPlus aircraft to the fleet when compared to one year ago. This increase was partially offset by lower costs associated with the Dash 8 fleet due to 13 aircraft having been removed from service and returned to lessors. On a unit cost basis the cost decreased 3.6% from 2.9 to 2.8 cents

     Aircraft rentals were $70.4 million in fiscal 1999, $57.2 million in fiscal 1998 and $31.2 million in fiscal 1997. Mesaba added 12 RJ85 and 24 Saab 340 aircraft during the period and returned 13 Dash 8 aircraft to lessors. However, unit costs decreased 10.3% to 3.5 cents from 3.9 cents. Fiscal year 1998 costs include $7.7 million in wet leased aircraft expenses.

    Landing fees were $6.9 million in fiscal 1999, $6.3 million in fiscal 1998 and $4.8 million in fiscal 1997. The increase is attributable to a 14.1% increase in jet-prop departures, which caused an increase in the total gross landing weight. This increase was partially offset by a slight decrease in the overall effective landing fee rate. Unit cost was unchanged at 0.4 cents. Mesaba is not required to pay landing fees for jet aircraft.

     Insurance and taxes were $6.9 million in fiscal 1999, $6.8 million in fiscal 1998 and $5.3 million in fiscal 1997. This is due primarily to an increase in passenger liability insurance associated with increased passenger volume and an increase in property taxes and hull insurance caused by increasing fleet values offset by a reduction in passenger liability and hull insurance rates. Due to the additional capacity generated by the jet and jet-prop equipment, unit cost decreased 20.0% to
0.4 cents from 0.5 cents.

     Depreciation and amortization totaled $10.0 million in fiscal 1999 compared to $6.5 million in fiscal 1998 and $4.3 million in fiscal 1997. The increase in Mesaba's depreciation and amortization resulted primarily from the acquisition of spare parts to support the RJ85 and Saab 340 fleet. In April and June 1998, the Company paid a contract rights fee in the form of stock purchase warrants to Northwest as part of amendments to the Regional Jet Services Agreement allowing for the increase from 12 to 36 aircraft. Contract rights are being amortized on a straight-line basis over the minimum term of the Jet Agreement through October 2002. Unit costs increased 25.0% to 0.5 cents from 0.4 cents.

     Administrative and other costs totaled $42.8 million in fiscal 1999, $35.7 million in fiscal 1998 and $27.8 million in fiscal 1997. This increase is primarily attributable to higher crew related expenses due to increased flying and training to support the RJ85 and Saab 340 fleet transition program. Additionally, higher passenger and airport related expenses were incurred due to increases in traffic and the number of cities served. Unit cost decreased 12.5% to 2.1 cents from 2.4 cents. Mesaba is generally not required to provide airport and passenger related expenses for the jet operation.

     OPERATING INCOME. The Company's operating income was $32.2 million in fiscal 1999, $30.4 million in fiscal 1998 and $19.6 million in fiscal 1997. Mesaba's operating margins were 9.7% in 1999, 11.0% in 1998 and 10.5% in 1997. Both operating income and operating margins were adversely impacted by the pilots strike at Northwest Airlines which resulted in an 18-day suspension of service.

     NONOPERATING INCOME.  Nonoperating income was $4.0 million in fiscal

1999, $2.6 million in fiscal 1998 and $1.1 million in fiscal 1997. Interest income increased $1.5 million to $3.7 million in 1999 from $2.2 million in 1998.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $14.1 million in fiscal 1999, $13.1 million in fiscal 1998 and $8.7 million in fiscal 1997. The effective tax rate decreased to 39.0% in 1999 from 39.9% in 1998 and 42.1% (not including the gain on distribution which is not taxable) in 1997. This decrease is due primarily to the lower level of nondeductible expenses as a percentage of taxable income.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased to $68.7 million with a current ratio of 2.4 at March 31, 1999 compared to $51.7 million and 2.2 at March 31, 1998. Cash and short-term investments increased by $16.6 million to $83.2 million at March 31, 1999. Net cash flows provided by operating activities totaled $35.9 million in fiscal 1999 compared to $30.0 million in fiscal 1998. Net cash flows provided by financing activities amounted to $3.4 million in fiscal 1999 and consisted of $3.8 million in proceeds from the exercise of stock options by current and former employees offset by principal payments of $0.4 million.

     The Company maintains a letter of credit facility totaling $0.2 million, which secures a lease commitment to the County of Wayne, Michigan for the Company's Detroit hangar.

     Long term debt, net of current maturities, totaled $4.4 million at March 31, 1999 and $4.8 million as of March 31, 1998. Long-term debt consists principally of capitalized lease financing for the Minneapolis/St. Paul and Detroit hangar facilities. The ratio of long term debt to stockholders' equity was 4% at March 31, 1999 compared to 6% at the end of fiscal 1998.

     As of June 1999, Mesaba's fleet consisted of 100 aircraft covered under operating leases with remaining terms of eight months to 17 years and
aggregate monthly lease payments of approximately $7.5 million.   Operating
leases have been the Company's primary method for acquiring aircraft, and management expects to continue relying on this method to meet most of its future aircraft financing needs.

      During Fiscal 1999, Mesaba committed to lease approximately 497,000 square feet of facilities, ramp, parking and unimproved land at the
Cincinnati/Northern Kentucky Airport.   The commitment covers approximately
126,000 square feet of hangar and maintenance space and obligates Mesaba to pay monthly rentals expected to range between approximately $95,000 and $105,000 until January 29, 2029 as part of Special Facilities Bond financing provided by Cincinnati/Northern Kentucky Airport Authority. The ground lease is expected to have a 30-year term concurrent with the facilities lease, which is expected to expire January 29, 2029. Monthly lease payments of approximately $10,500 are anticipated to be required under the ground lease.

     Approximately 81% of Mesaba's passengers connected with Northwest in fiscal 1999, 79% in 1998 and 72% in 1997. Approximately 89% of the Company's accounts receivable balance at March 31, 1999 is due from Northwest. Loss of the Company's affiliation with Northwest or Northwest's failure to make timely payment of amounts owed to the Company or to otherwise materially perform under the Airlink or Jet Agreement for any reason would have a material adverse effect on the Company's operations and financial results.

     The Company has historically relied upon cash reserves and internally generated funds to support its working capital requirements. Other than financing required for the new maintenance facility, management believes that funds from operations and existing cash balances will provide adequate resources for meeting non-aircraft capital needs in fiscal 2000.

OTHER INFORMATION


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


     The Company is working cooperatively with third parties having systems upon which the Company must rely. The Company can not give any assurance that the systems of other parties will be year 2000 compliant on a timely basis or the Company's or third parties contingency plans will mitigate the effects of noncompliance. Third parties with systems the Company uses or relies upon include: Federal Aviation Administration Air Traffic Control, Saab Aircraft, British Aerospace and Northwest Airlines. The Company's business, financial condition and results of operations could be materially affected by the failure of its systems or those operated by others (which the Company believes is the most reasonable worst case scenario) and could result in the reduction or suspension of the Company's operation.

     The Company is reviewing and revising its business interruption contingency plans to address internal and external issues to the extent practicable. The review, together with any necessary revisions, will be completed by September 1999. The review of these plans will include how to maintain safety, increase inventory of essential components, change suppliers, perform certain functions and processes manually and reduce or suspend operations. Due to the uncertainty related to year 2000 issues, the Company's contingency plan will be ongoing in nature and may require further modifications to existing systems as new information is made available and the Company further assesses the readiness of third parties upon which the Company relies.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and the related Report of Independent Public Accountants are included in this Form 10-K on the pages indicated below.

                                                             Page




Report of Independent Public Accountants....................   22

Consolidated balance sheets as of March 31, 1999 and 1998...   23

Consolidated statements of operations for the years
     ended March 31, 1999, 1998 and 1997....................   24

Consolidated statements of shareholders' equity for the years
     ended March 31, 1999, 1998 and 1997....................   25

Consolidated statements of cash flows for the years
     ended March 31, 1999, 1998 and 1997....................   26

Notes to consolidated financial statements..................   27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Mesaba Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Mesaba Holdings, Inc. (a Minnesota corporation) and Subsidiary as of March
31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesaba Holdings, Inc. and Subsidiary as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

As explained in Note 7 to the financial statements, effective April 1, 1998, the Company changed its method of accounting for start-up costs.



                                ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
 May 7, 1999

                       MESABA HOLDINGS, INC. AND SUBSIDIARY


                             Consolidated Balance Sheets
               (In Thousands, Except Share and Per Share Information)


                                                     As of March 31,
                                                     ---------------
                                                   1999          1998
                                                 --------      --------
                      ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                       $ 83,152      $ 66,554
 Accounts receivable, net                          15,905        13,610
 Inventories                                        6,564         5,547
 Prepaid expenses and deposits                      3,719         3,788
 Deferred income taxes                              8,014         4,702
                                                 --------      --------
        Total current assets                      117,354        94,201


PROPERTY AND EQUIPMENT:
 Facilities under capital lease                     9,147         9,147
 Flight equipment                                  41,178        22,449
 Other property and equipment                      21,635        16,865
 Accumulated depreciation and amortization        (24,765)      (16,364)
                                                 --------      --------
        Net property and equipment                 47,195        32,097

OTHER ASSETS, net                                  14,674        10,893
                                                 --------      --------
                                                 $179,223      $137,191
                                                 ========      ========


                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of capital lease obligations $    393      $    436
 Accounts payable                                  20,857        18,093
 Accrued liabilities-
   Payroll                                          8,786         9,362
   Maintenance                                     10,415         6,877
   Other                                            8,223         7,741
                                                 --------      --------
        Total current liabilities                  48,674        42,509
CAPITAL LEASE OBLIGATIONS, net of current           4,359         4,751
 maturities
OTHER NONCURRENT LIABILITIES                       16,951        14,385
                                                 --------      --------
SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value, 60,000,000 shares
   authorized; 19,863,829 and 19,397,523 shares
   issued and outstanding, respectively               199           194
 Paid-in capital                                   45,013        41,196
 Warrants                                          16,500         7,900
 Retained earnings                                 47,527        26,256
                                                 --------      --------
        Total shareholders' equity                109,239        75,546
                                                 --------      --------
                                                 $179,223      $137,191
                                                 ========      ========


The accompanying notes are an integral part of these consolidated balance sheets.

                        MESABA HOLDINGS, INC. AND SUBSIDIARY

                        Consolidated Statements of Operations

                    (In Thousands, Except Per Share Information)

                                         For the Years Ended March 31,

                                           1999      1998      1997
                                         --------  --------  --------
OPERATING REVENUES:
 Passenger                               $328,244  $273,973  $183,409
 Freight and other                          3,509     3,252     2,292
                                         --------  --------  --------
        Total operating revenues          331,753   277,225   185,701

OPERATING EXPENSES:
 Wages and benefits                        80,297    67,194    49,850
 Aircraft fuel                             25,512    24,983    17,850
 Aircraft maintenance                      56,682    42,172    25,012
 Aircraft rents                            70,422    57,235    31,242
 Landing fees                               6,886     6,330     4,770
 Insurance and taxes                        6,894     6,761     5,307
 Depreciation and amortization             10,027     6,500     4,265
 Other                                     42,811    35,681    27,822
                                         --------  --------  --------
        Total operating expenses          299,531   246,856   166,118

        Operating income                   32,222    30,369    19,583
NONOPERATING (EXPENSE) INCOME:
 Interest expense                            (443)     (458)     (511)
 Interest income and other                  4,405     3,022     1,641
                                         --------  --------  --------
   Income before income taxes and
    change in accounting principle         36,184    32,933    20,713

PROVISION FOR INCOME TAXES                 14,113    13,129     8,727
                                         --------  --------  --------
   Net income before change in
    accounting principle                 $ 22,071 $  19,804  $ 11,986
PRE-OPERATING COST WRITE-OFF, net of tax    (800)       -        -
                                         --------  --------  --------
        Net income                       $ 21,271 $  19,804 $  11,986
                                         ======== ========= =========

Earnings Per Common Share Before
 Accounting Change - Basic               $   1.12 $    1.03 $    0.63
                                         ======== ========= =========
Earnings Per Common Share - Basic        $   1.07 $    1.03 $    0.63
                                         ======== ========= =========
Weighted Average Number of Common Shares
 Outstanding - Basic                       19,793    19,270    19,143
                                         ======== ========= =========
Earnings Per Common Share Before
 Accounting Change - Diluted             $   1.03 $    0.95 $    0.62
                                         ======== ========= =========
Earnings Per Common Share - Diluted      $   0.99 $    0.95 $    0.62
                                         ======== ========= =========
Weighted Average Number of Common Shares
 Outstanding and Common Share
 Equivalents Outstanding - Diluted         21,512    20,846    19,310
                                         ======== ========= =========

The accompanying notes are an integral part of these consolidated statements.

                                               MESABA HOLDINGS, INC. AND SUBSIDIARY

                                          Consolidated Statements of Shareholders' Equity

                                                   For the Years Ended March 31

                                      (In Thousands, Except Share and Per Share Information)
                                                                                                                         Total
                                                            Common Stock      Paid-In        Warrants       Retained   Shareholders'
                                                           Shares    Amount   Capital    Shares     Amount  Earnings      Equity
                                                         ------------------ ---------  -------------------  ---------  -------------
BALANCE, March 31, 1996                                  19,104,069   190     39,759        -          -      (5,534)     $ 34,415
 Issuance of warrants                                          -        -        -        922,500     3,100       -          3,100
 Exercise of stock options, net of related tax effects       72,000     2        291        -           -         -            293
 Net income                                                    -        -        -          -           -      11,986       11,986
                                                         ----------  ----    --------   ----------  --------  --------    ---------
BALANCE, March 31, 1997                                  19,176,069   192    $40,050      922,500     3,100     6,452     $ 49,794
 Issuance of warrants                                          -        -        -      1,320,000     4,800       -          4,800
 Exercise of stock options, net of related tax effects      221,184     2      1,146        -           -         -          1,148
 Net income                                                    -        -        -          -           -      19,804       19,804
                                                         ----------  ----    --------   ----------  --------  --------    ---------
BALANCE, March 31, 1998                                  19,397,253  $194    $41,196    2,242,500    $7,900   $26,256     $ 75,546
 Issuance of warrants                                          -        -        -      1,909,422     8,600       -          8,600
 Exercise of stock options, net of related tax effects      466,576     5      3,817        -           -         -          3,822
 Net income                                                    -        -        -          -           -      21,271       21,271
                                                         ----------  ----    --------   ----------  --------  --------    ---------
BALANCE, March 31, 1999                                  19,863,829  $199    $45,013    4,151,922   $16,500   $47,527     $109,239
                                                         ==========  ====    ========   ==========  ========  ========    =========

The accompanying notes are an integral part of these consolidated statements.


                        MESABA HOLDINGS, INC. AND SUBSIDIARY
                        Consolidated Statements of Cash Flows
                                   (In Thousands)
                                            For the Years Ended March 31,

                                             1999     1998     1997
                                         --------  --------  --------
OPERATING ACTIVITIES:
 Net income                              $ 21,271  $ 19,804  $ 11,986
 Adjustments to reconcile net income to
   net cash provided by operating
   activities-
     Depreciation and amortization         10,027     6,500     4,265
     Deferred income taxes                 (2,581)     (819)   (2,228)
     Change in current operating items:
      Accounts receivable, net             (1,018)     (266)   (4,090)
      Inventories                            (443)   (1,835)     (411)
      Prepaid expenses and deposits            69      (734)     (280)
      Accounts payable and other            8,557     7,305    14,117
                                         --------  --------  --------
        Net cash flows provided by
          operating activities             35,882    29,955    23,359
                                         --------  --------  --------
INVESTING ACTIVITIES:
 Purchases of property and equipment, net (22,669)  (13,418)   (3,301)
 Increase in other assets                       -       175      (219)
                                         --------  --------  --------
        Net cash flows used for investing
          activities                      (22,669)  (13,243)   (3,520)

FINANCING ACTIVITIES:
 Repayment of capital lease obligations      (437)     (432)     (434)
 Proceeds from issuance of common stock     3,822     1,148       293
                                         --------  --------  --------
        Net cash flows (provided by) used
          for financing activities          3,385       716      (141)
                                         --------  --------  --------
NET INCREASE IN CASH AND CASH EQUIVALENTS  16,598    17,428    19,698
CASH AND CASH EQUIVALENTS:
 Beginning of year                         66,554    49,126    29,428
                                         --------  --------  --------
 End of year                             $ 83,152  $ 66,554  $ 49,126
                                         ========  ========  ========

SUPPLEMENTARY CASH FLOW INFORMATION:
 Cash paid during the year for-
   Interest                              $    443  $    458  $    511
                                         ========  ========  ========
   Income taxes                          $ 14,569  $ 15,169  $  7,948
                                         ========  ========  ========

The accompanying notes are an integral part of these consolidated statements.

                        MESABA HOLDINGS, INC. AND SUBSIDIARY

                     Notes to Consolidated Financial Statements

           (Dollars in Thousands, Except Share and Per Share Information)


1.CORPORATE ORGANIZATION AND BUSINESS

CORPORATE ORGANIZATION

The consolidated financial statements include the accounts of Mesaba Holdings, Inc. (the "Company") and its subsidiary, Mesaba Aviation, Inc. ("Mesaba"). All significant intercompany balances have been eliminated in consolidation.

BUSINESS

The Company operates a regional air carrier providing scheduled passenger and air freight service as Mesaba Airlines/Northwest Airlink and Mesaba Airlines/Northwest Jet Airlink under two separate agreements with Northwest Airlines, Inc.("Northwest") to 101 cities from Northwest's hub airports, Minneapolis/St. Paul, Detroit and Memphis.

The Airline Services Agreement (the "Airlink Agreement") provides for exclusive rights to designated service areas and extends through June 30, 2007, automatically renewing indefinitely thereafter. Northwest may terminate the Airlink Agreement on 365 days notice any time after June 30, 2000. In addition, Mesaba purchases fuel, reservation systems, ground handling and other services from Northwest. The Company paid $16,440 to Northwest in fiscal 1999, $17,963 in 1998 and $16,611 in 1997 for these sevices. The Airlink Agreement provides for certain incentive payments from Northwest to Mesaba based on achievement of certain operational or financial goals, as defined. Such incentives totaled $4,830 in 1999, $4,297 in 1998, and $1,960 in 1997.

Mesaba and Northwest entered into a Regional Jet Services Agreement, dated October 25, 1996 (the "Jet Agreement"), under which Mesaba will operate 36 Avro RJ85 ("RJ85") regional jets for Northwest. The aircraft will be subleased from Northwest and will be operated from Minneapolis/St. Paul, Detroit and Memphis hubs according to routes and schedules determined by
Northwest.   Under the Jet Agreement, Mesaba is not required to provide fuel and airport and passenger related services.  Jet service began in June
1997.

Under the agreements, all Mesaba flights appear in Northwest's timetables and Mesaba receives ticketing and certain check-in, baggage and freight-handling services from Northwest at certain airports. Mesaba also benefits from its relationship with Northwest through advertising and marketing programs.

Approximately 81% of Mesaba's passengers connected with Northwest in fiscal 1999, 79% in 1998 and 72% in 1997. Approximately 89% of the March 31, 1999 accounts receivable balances in the accompanying consolidated balance sheet are due from Northwest.

Although Mesaba maintains an expanding air system serving those traffic centers, loss of Mesaba's affiliation with Northwest or Northwest's failure to make timely payment of amounts owed to the Company or to otherwise materially perform under the Airlink or Jet Agreement would have a material adverse effect on the Company's operations, financial position and cash flows. Northwest and the Company review contract compliance on a periodic basis.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash equivalents consist primarily of U.S. government securities and interest-bearing deposits with average maturities of less than 90 days and are stated at cost, which approximates market.

INVENTORIES

Inventories are stated at the lower of average cost or market and consist of expendable aircraft service parts and fuel. Expendable parts are charged to maintenance as used.

PROPERTT AND EQUIPMENT

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

CONTRACT RIGHTS

In connection with the Jet Agreement as amended, the Company paid a contract rights fee in the form of stock purchase warrants to Northwest. Contract rights and related other assets totaled $11,700 and related accumulated amortization totaled $1,759 and $689 at March 31, 1999 and 1998 respectively. Contract rights are amortized on a straight-line basis over six years to coincide with the minimum term of the Jet Agreement.

In connection with the Airlink Agreement, the Company paid a contract rights fee in the form of a stock purchase warrant to Northwest. Contract rights and related other assets totaled $4,800 and related accumulated amortization totaled $840 and $360 at March 31, 1999 and 1998 respectively. Contract rights are amortized on a straight-line basis over ten years to coincide with the term of the Airlink Agreement.

REVENUE RECOGNITION

Passenger revenues are recorded as income when the respective services are rendered.

FREQUENT FLYER AWARDS

As a Northwest Airlink carrier, Mesaba participates in Northwest's frequent flyer program ("WorldPerks"), and passengers may use mileage accumulated in that program to obtain discounted or free trips that might include a flight segment on one of Mesaba's flights. However, under the Airlink or Jet Agreement, Northwest is responsible for the administration of WorldPerks, and Mesaba receives revenue from Northwest for WorldPerks travel awards redeemed on Mesaba flight segments.

INCOME TAXES

The Company accounts for income taxes under the liability method whereby deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

INCOME PER SHARE

Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires presentation of "Basic" and "Diluted" earnings per share amounts, as defined. "Basic" earnings per share replaces primary earnings per share under APB Opinion No. 15, and excludes the dilutive effects of options, warrants and convertible securities, if any, from the calculation. Fully diluted earnings per share has not changed significantly but has been named "Dilutive" earnings per share. Statement No. 128 became effective for fiscal 1998. All earnings per share prior to 1998 have been restated to comply with this Statement.

OTHER ASSETS

In order to assist the Company in integrating new aircraft into its fleet, certain manufacturers provide the Company with spare parts or other credits. The Company has deferred these amounts and amortizes them over the terms of the related aircraft leases as a reduction of rent expense. Amortization expense of $1,822 and $1,071 was recorded during the year ended March 31, 1999 and 1998 respectively.

The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of the intangible assets, the Company would recognize an impairment loss.

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

3.FLIGHT EQUIPMENT

The Company's airline fleet consisted of the following aircraft held under operating leases as of March 31, 1999:

        Number of                        Seating
         Aircraft      Type of Aircraft  Capacity


           75              Saab 340        30/34
           22              Avro RJ85        69


Under terms of the Jet Agreement, the Company subleases its Avro RJ85 aircraft from Northwest under operating leases with original terms of up to ten years. The Jet Agreement allows the Company to return aircraft to Northwest upon the occurrence of certain events, including termination or breach of the Jet Agreement.

The Company leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through sub-leases with Northwest under operating leases with terms of up to 17 years. The Airlink Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events.

Aircraft maintenance and repairs on Saab 340 and RJ85 aircraft are charged to expense when incurred, except for the cost of major airframe inspections, for which the estimated cost is accrued and charged to maintenance expense based upon hours flown, thus providing for the inspection cost when it occurs.

The aircraft operating leases require future minimum rental payments as follows at March 31, 1999:

       2000                                      $ 84,021
       2001                                        83,268
       2002                                        83,268
       2003                                        82,561
       2004                                        79,483
       Thereafter                                $410,585


Mesaba has firm lease commitments for the remaining 14 undelivered RJ85 aircraft. The table above does not reflect any minimum lease payments for those undelivered aircraft.

Rent expense under aircraft operating leases totaled approximately $70,422 in 1999, $49,500 (not including wet lease expense) in 1998 and $31,242 in 1997 (including $32,472, $27,172 and $21,564 paid to Northwest in 1999,
1998 and 1997, respectively).

4.INCOME TAXES

The provision for income taxes for the three years ended March 31 is comprised of the following elements:

                                            1999     1998      1997
                                           -------  -------  -------
       Current:
       Federal                             $11,657  $11,053  $ 8,748
       State                                 2,973    2,895    2,207
       Deferred                               (517)    (819)  (2,228)
                                           -------  -------  -------
         Total provision for income taxes  $14,113  $13,129  $ 8,727

The actual income tax expense differs from the expected tax expense for 1999, 1998 and 1997 (computed by applying the U.S. federal corporate tax rate of 35 percent to earnings before income taxes) as follows:

                                            1999      1998     1997
                                           -------  -------  -------
  Computed tax expense at statutory rate   $12,664  $11,527  $ 7,250
  Increase (decrease) in income taxes
    resulting from:
    State taxes, net of federal tax benefit  1,932    1,672    1,654
    Non-deductible flight crew expenses        754      552      397
    Other, net                              (1,237)    (622)    (574)
                                           -------  -------  -------
         Total income tax expense          $14,113  $13,129  $ 8,727

Deferred tax assets and liabilities are comprised of the following as of March 31:

                                            1999      1998     1997
                                           -------  -------  -------
       Deferred tax assets:
         Maintenance                       $ 3,456  $ 2,126  $ 2,560
         Prepaids                            1,288      229      248
         Warrant Amortization                  411      489      -
         Other Accruals                      3,672    3,450    1,921
                                           -------  -------  -------
          Gross deferred tax assets          8,827    6,294    4,729

       Deferred tax liabilities:
         Property and equipment                746    1,042      619
         Preoperating costs                     67      457       63
         Integration funds                       -       93      164
                                           -------  -------  -------
          Gross deferred tax liabilities       813    1,592      846
                                           -------  -------  -------
          Net deferred tax assets          $ 8,014  $ 4,702  $ 3,883
                                           =======  =======  =======

5.SHAREHOLDERS' EQUITY

STOCK SPLIT

On April 6, 1998 the Company's board of directors declared a three-for-two stock split of the Company's common stock for shares held of record on April 17, 1998. The par value per common share remained at $0.01. This stock split has been retroactively reflected in these financial statements.

STOCK OPTION PLANS

The Company has stock option plans for key employees and directors, which authorize the issuance of shares of common stock for such options. Under the plans, options are granted by the compensation committee of the board of directors and vest over a period of four to five years commencing one year after the date of grant. The purchase price of the stock is 110% of the fair market value of the stock at the date of grant for participants owning 10% or more of the outstanding common stock and 100% of the fair market value for all other participants.

Stock option transactions for the three years ended March 31 were as follows:

                                           Shares     Price Per
                                                       Share
                                          --------   -----------
    Options outstanding, March 31, 1996    941,250   $ 2.75-$ 5.25
         Granted                           456,000   $ 7.75-$ 8.92
         Exercised                         (72,000)  $ 3.17-$ 5.17
         Canceled                          (15,000)     $8.00
                                          ---------
    Options outstanding, March 31, 1997   1,310,250  $ 2.75-$ 8.92
         Granted                            217,500  $ 8.25 - $14.25
         Exercised                         (221,184) $ 2.75 - $ 8.92
                                          ---------
    Options outstanding, March 31, 1998   1,306,566  $ 2.92 - $14.25
         Granted                            190,000  $18.00 - $23.00
         Exercised                         (470,779) $ 2.92 - $12.42
                                          ---------
    Options outstanding, March 31, 1999   1,025,787  $ 3.50 - $23.00
                                          =========
    Exercisable at March 31, 1999           327,512
                                          =========
    Available for grant at March 31, 1999   554,000
                                          =========

As of March 31, 1999, of the total shares available for grant, 174,000 are available for non-employee directors and 380,000 are available for certain management personnel.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees,"and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated statement of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per common share would have been decreased to the following pro forma amounts:

                               1999        1998        1997
                             -------      -------     -------
      Net Income
            As reported      $21,271      $19,804     $11,986
            Pro forma        $19,904      $18,873     $11,462

      Basic Earnings Per
            As reported       $ 1.07      $ 1.03      $ 0.63
            Pro forma         $ 1.01      $ 0.97      $ 0.60

      Diluted Earnings Per
            As reported       $ 0.99      $ 0.95      $ 0.62
            Pro forma         $ 0.93      $ 0.91      $ 0.59

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions summarized below:

                                 1999               1998             1997
                                -------------   -------------   --------------

      Risk free interest        5.56% - 5.59%   5.66% - 5.68%    6.08% - 6.45%
      Expected life of             6 yrs.          6 yrs.          6 yrs.
      Expected volatility of       54.91%          36.63%       43.50% - 45.06%
      Expected dividend              $0              $0               $0
      Weighted average fair        $11.90          $13.98             $ 4.19


6.COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

In addition to the aircraft described in Note 3, the Company leases land, office and hangar facilities and certain terminal facilities under capitalized and operating leases which provide for approximate future minimum rental payments as follows at March 31,1999:

                                         Capitalized  Operating
                                            Leases      Leases

       2000                              $  784        $1,051
       2001                                 785           690
       2002                                 786           489
       2003                                 643           331
       2004                                 643           299
       Thereafter                         3,383         1,184
                                         ------        ------
                                          7,024        $4,044
                                                       ======
       Less- Amount representing interest 2,272
                                         ------
                                          4,752
       Less- Current maturities             393
                                         ------
       Total long-term capital lease
         obligations                    $ 4,359
                                        =======

Rent expense under all facility operating leases totaled approximately $3,421 in 1999, $3,410 in 1998 and $2,857 in 1997.

BENEFIT PLAN

The Company maintains a 401(k) benefit plan for eligible employees whereby the Company will match 25% to 75% of employee contribution to the plan, up to 8% of each employee's compensation, depending on each employee's length of service. The Company's contribution to the plan totaled $882 in 1999, $701 in 1998 and $589 in 1997.

LITIGATION


The Company is a party to ongoing legal and tax proceedings arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or its cash flows.

7. EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share

                                                1999     1998    1997
                                              -------  -------  ------
Numerator:
     Net Income                               $21,271  $19,804  $11,986

Denominator:
 For Earnings per Common Share - Basic:
 Weighted average number of issued shares
   outstanding                                 19,793   19,270  19,143
 Effect of dilutive Securities:
 Computed shares outstanding under the
   Company's stock option plan utilizing the
   treasury stock method                          486      711      86
 Computed shares outstanding under warrants
   issued utilizing the treasury stock
   method                                       1,233      865      81
                                              -------  -------  ------
    For earnings per Common Share _ Diluted:
 Weighted Average Common Shares and Share
   Equivalents Outstanding                     21,512   20,846  19,310
                                              =======  =======  ======

       Earnings per share - Basic             $  1.07  $  1.03  $ 0.63
                                              =======  =======  ======
       Earnings per share - Diluted           $  0.99  $  0.95  $ 0.63
                                              =======  =======  ======

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

8.  QUARETERLY FINANCIAL DATA (Unaudited)

(in thousands except share and per share data)

                        Quarters of Fiscal Year Ended
                        -----------------------------
                                March 31, 1999
                                --------------
                           June 30, Sept.30,  Dec. 31,  March 31, Fiscal Yr.
                             1998     1998      1998     1999        1999
                          --------  --------  --------  --------  --------
Total operating revenues  $ 80,469  $ 71,689  $ 89,641  $ 89,954  $331,753
Operating income            10,464     1,806    10,242     9,710    32,222
Net income                   6,033     2,080     6,730     6,428    21,271
Earnings per Common share
  - Basic                 $   0.31  $   0.10  $   0.34  $   0.32  $   1.07
Weighted average Common
 shares outstanding - Basic 19,616    19,824    19,838    19,864    19,793
Earnings per Common
 Share - Diluted          $   0.28  $   0.10  $   0.32  $   0.30  $   0.99
Weighted average Common
 shares and Share
 Equivalents outstanding
   - Diluted                21,755    21,638    21,230    21,246    21,512


                        Quarters of Fiscal Year Ended
                        -----------------------------
                                March 31, 1998
                                --------------
                           June 30, Sept.30,  Dec. 31,  March 31, Fiscal Yr.
                             1997     1997      1997     1998        1998
                          --------  --------  --------  --------  --------
Total operating revenues  $ 54,424  $ 71,942  $ 75,443  $ 75,416  $277,225
Operating income             6,209     9,155     8,327     6,678    30,369
Net income                   3,973     5,748     5,292     4,791    19,804
Earnings per Common share
  - Basic                 $   0.21  $   0.30  $   0.27  $   0.25      1.03
Weighted average Common
 shares outstanding - Basic 19,183    19,238    19,276    19,381    19,270
Earnings per Common
 Share - Diluted          $   0.20  $   0.28  $   0.25  $   0.22   $  0.95
Weighted average Common
 shares and Share
 Equivalents outstanding
   - Diluted                19,792    20,549    21,021    21,530    20,846

                      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statements File Nos. 33-89930, 33-62386, 33-42757, 33-42759, 33-19528 and 2-93739.



                                ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
 June 25, 1999

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Proxy Statement for the 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement"). Information regarding executive officers of the Company is incorporated herein by reference to
Item 1 of this Form 10-K under the caption "Executive Officers of the Company" on page 11.


Item 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Compensation of Executive Officers" in the 1999 Proxy Statement.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the 1999 Proxy Statement.

                             PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)


     Documents filed with this report.

     (1)      Financial Statements of Mesaba Holdings, Inc.

                                                         Page of this
                                                           Form 10-K

          Report of Independent Public Accountants            22

          Consolidated balance sheets as of March 31,
          1999 and 1998                                       23

          Consolidated statements of operations for the
          years ended March 31, 1999, 1998 and 1997           24

          Consolidated statements of shareholders'
          equity for the years ended March 31, 1999,          25
          1998 and 1997

          Consolidated statements of cash flows for the
          years ended March 31, 1999, 1998 and 1997           26

          Notes to consolidated financial statements          27

     (2)  Not applicable

(3)  Exhibits

     3A.  Restated Articles of Incorporation.  Incorporated by reference to
          Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 31, 1995.

     3B. Articles of Amendment to the Company's Articles of Incorporation. Incorporated by reference to exhibit 3A to the Company's 10-Q for the quarter ended September 30, 1997.

     3C.  Bylaws.  Incorporated by reference to Exhibit 3.2 to the Form
          S-4.

     4A. Specimen certificate for shares of the Common Stock of the Company. Incorporated by reference to Exhibit 4A to the Company's Form 10-K for the year ended March 31, 1989.

     4B. Common Stock Purchase Warrant dated October 25, 1996 issued to Northwest Airlines, Inc. Incorporated by reference to Exhibit 4A to the Company's 10-Q for the quarter ended September 30, 1996.

     4C. Common Stock Purchase Warrant dated October 17, 1997 issued to Northwest Airlines, Inc. Incorporated by reference to Exhibit 4A to the Company's 10-Q for the quarter ended September 30, 1997.

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

     10F. Airline Services Agreement between Mesaba Aviation, Mesaba
          Holdings, Inc. and Northwest Airlines, Inc. dated July 1, 1997 (certain portions of this agreement are subject to an order granting confidential treatment pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company's Form 10-Q for the quarter ended September 30, 1997.

     10G. Regional Jet Services Agreement between Mesaba Holdings, Inc.,
          Mesaba Aviation, Inc. and Northwest Airlines, Inc., dated October 25, 1996 (certain provisions of this agreement are subject to an order granting confidential treatment pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company's Form 10-Q for the quarter ended September 30, 1996.

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

     10R. 1994 Stock Option Plan (as amended July 1, 1997). Incorporated by reference to Exhibit 10B to the Company's Form 10-Q for the quarter ended September 30, 1997.

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

     10Y. Amendment No. 1 to Regional Jet Services Agreement dated April
          1, 1998 between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company's Form 10-Q for the quarter ended June 30, 1998

     10Z. Amendment No. 2 to Regional Jet Services Agreement dated June
          2, 1998 between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10B to the Company's Form 10-Q for the quarter ended June 30, 1998

     21. Subsidiaries. Incorporated by reference to Exhibit 21 to the Company's Form 10-K for the year ended March 31, 1997.

     23.  Consent of independent public accountants.

     24.  Powers of Attorney.

(b)


     Reports on Form 8-K. No reports were filed on Form 8-K during the quarter ended March 31, 1999.




                           SIGNATURES





Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MESABA HOLDINGS, INC.

Dated:  June 29, 1999              By   /s/ John S. Fredericksen
                                      ---------------------------
                                        John S. Fredericksen
                                        Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John S. Fredericksen
--------------------    Interim Chief Executive Officer           June 29, 1999
John S. Fredericksen    (Principal Executive Oficer)


/s/ Robert H. Cooper
--------------------  Vice President and Chief Financial Officer  June 29, 1999
Robert H. Cooper      (Principal Financial Officer)


/s/Jon R. Meyer
--------------------  Director of Accounting and Controller       June 29, 1999
Jon R. Meyer          (Principal Accounting Officer)


        *
--------------------  Director                                    June 29, 1999
Donald E. Benson


        *
--------------------  Director                                    June 29, 1999
Christopher E. Clouser


        *
--------------------  Director                                    June 29, 1999
Richard B. Hirst

        *
--------------------  Director                                    June 29, 1999
Carl R. Pohlad


        *
--------------------  Director                                    June 29, 1999
Robert C. Pohlad


        *
--------------------  Director                                    June 29, 1999
John S. Kern


        *
--------------------  Director                                    June 29, 1999
Raymond W. Zehr, Jr.


*By

/s/ John S. Fredericksen    Attorney-in-fact                      June 29, 1999
------------------------
  John S. Fredericksen


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

10Y. Amendment No. 1 to Regional Jet Services Agreement dated April 1, 1998 between
               Mesaba Holdings, Inc., Mesaba Aviation,
               Inc.  and Northwest Airlines, Inc. (certain
               portions of this document  have been  deleted
               pursuant  to   an  application  for
               confidential treatment under Rule 24b-2).
               Incorporated by reference to Exhibit 10A to the Company's Form 10-Q for the quarter ended June 30, 1998

10Z. Amendment No. 2 to Regional Jet Services Agreement dated June 2, 1998 between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant
               to   an  application  for   confidential
               treatment under Rule 24b-2). Incorporated by
               reference to Exhibit 10B to the  Company's
               Form 10-Q  for the quarter  ended June  30,
               1998

21. Subsidiaries. Incorporated by reference to Exhibit 21 to the Company's Form
               10-K for the year ended March 31, 1997

23.            Consent   of   independent   public
               accountants.

24.            Powers of Attorney.