Form 10-Q
period 1999-06-30
MESABA HOLDINGS INC
filed 1999-08-16
CIK 835768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1999

                                       OR

          {} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                    Yes      X        No
                           ----           ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                     Outstanding as of August 4, 1999
          Common Stock
          par value $.01 per share                20,220,641

                         PART I. FINANCIAL INFORMATION

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in the Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize. Factors which could cause the Company's actual results to differ from forward-looking statements include material changes in the relationship between the Company and Northwest Airlines; reductions or interruptions in Northwest Airlines' air service; changes in regulations affecting the Company, including DOT and FAA regulations; the acquisition and phase-in of a new aircraft; downturns in economic activity; seasonal factors; and labor relationships, including slow downs or work stoppages, and the outcome of ongoing contract negotiations between the Company and the Aircraft Mechanics Fraternal Association, the mechanics union.

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                        MESABA HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS
              (in thousands, except share information)

                               ASSETS
                                              June 30,      March 31,
                                                1999          1999
                                             -----------  -----------
                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                   $  86,690    $  83,152
  Accounts receivable, net                       20,463       15,905
  Inventories                                     5,437        6,564
  Prepaid expenses and deposits                   4,316        3,719
  Deferred tax asset                              8,014        8,014
                                             -----------  -----------
     Total current assets                       124,920      117,354

PROPERTY AND EQUIPMENT:
  Facilities under capital lease                  9,147        9,147
  Flight equipment                               48,281       41,178
  Other property and equipment                   23,752       21,635
  Accumulated depreciation and amortization     (27,576)     (24,765)
                                             -----------  -----------
     Net property and equipment                  53,604       47,195

OTHER ASSETS AND DEFERRED COSTS                  14,220       14,674
                                             -----------  -----------
TOTAL ASSETS                                  $ 192,744     $ 179,223
                                             ===========  ===========


The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                          MESABA HOLDINGS, INC.
                 CONSOLIDATED BALANCE SHEETS (Continued)
                (in thousands, except share information)

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                                June 30,    March 31,
                                                  1999        1999
                                             -----------  -----------
                                             (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term obligations
                                               $    401     $    393
  Accounts payable                               18,537       20,857
  Accrued liabilities
     Payroll                                      8,877        8,786
     Maintenance                                 11,189       10,415
     Other                                       13,361        8,223
                                             -----------  -----------
     Total current liabilities                   52,365       48,674

LONG-TERM OBLIGATIONS, net of current
maturities                                        4,255        4,359

OTHER NONCURRENT LIABILITIES                     15,958       16,951

SHAREHOLDERS' EQUITY:
Common stock,  $.01 par value;  60,000,000
shares authorized, 20,176,141 and 19,863,829
shares issued and outstanding, respectively         202          199
Paid-in capital                                  46,861       45,013
Warrants                                         16,500       16,500
Retained earnings                                56,603       47,527
                                             -----------  -----------
     Total shareholders' equity                 120,166      109,239
                                             -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 192,744    $ 179,223
                                             ===========  ===========


The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                        MESABA HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
            (in thousands, except per share information)
                                                Three Months Ended
                                                     June 30,
                                             ------------------------
                                                1999          1998
                                             -----------  -----------
OPERATING REVENUES:
Passenger                                     $  98,789    $  79,764
Other                                             1,026          705
                                             -----------  -----------
     Total operating revenues                    99,815       80,469

OPERATING EXPENSES:
Wages and benefits                               23,408       19,227
Aircraft fuel costs                               6,671        6,938
Aircraft maintenance costs                       16,313       12,540
Aircraft rents                                   21,047       15,824
Landing fees                                      1,895        1,816
Insurance and taxes                               1,332        2,043
Depreciation and amortization                     3,267        1,974
Administrative and other costs                   11,854        9,643
                                             -----------  -----------
     Total operating expenses                    85,787       70,005
                                             -----------  -----------
     Operating income                            14,028       10,464

     NONOPERATING INCOME (EXPENSE):
Interest Income                                     942          844
Interest expense                                   (105)        (112)
Other, net                                           15            6
                                             -----------  -----------
     Other income, net                              852          738
                                             -----------  -----------
     Income before income taxes                  14,880       11,202

PROVISION FOR INCOME TAXES                        5,804        4,369
                                             -----------  -----------
NET INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                    9,076        6,833

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                             -          800
                                             -----------  -----------
NET INCOME                                     $  9,076     $  6,033
                                             ===========  ===========
NET INCOME PER COMMON SHARE:

Earnings Per Common Share Before Accounting
 Change - Basic                                 $   0.45     $   0.35
                                             ===========  ===========
Earnings Per Common Share - Basic               $   0.45     $   0.31
                                             ===========  ===========
Weighted Average Number of Common Shares
 Outstanding - Basic                              19,968       19,617
                                             ===========  ===========
Earnings Per Common Share Before Accounting
 Change - Diluted                               $   0.43     $   0.31
                                             ===========  ===========
Earnings Per Common Share - Diluted             $   0.43     $   0.28
                                             ===========  ===========
Weighted Average Number of Common Shares
 Outstanding and Common Share Equivalents
 Outstanding - Diluted                            21,266       21,755
                                             ===========  ===========

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                        MESABA HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited, in thousands)
                                                Three Months Ended
                                                    June 30,
                                                1999          1998
                                             -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $  9,076     $  6,033
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                3,267        1,974
     Amortization of deferred credits              (994)         339
     Change in accounting method                      -        1,311
Changes in current operating items:
     Accounts receivable, net                    (4,558)      (2,090)
     Inventories                                  1,127       (1,224)
     Prepaid expenses and deposits                 (597)         935
     Accounts payable and accrued
     liabilities                                  3,685        6,014
                                             -----------  -----------
Net cash provided by operating activities        11,006       13,292


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment          (9,220)      (6,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                     1,848        1,389
     Repayment of long-term obligations             (96)        (112)
                                             -----------  -----------
Net cash provided by financing activities         1,752        1,277
                                             -----------  -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS         3,538        7,844

CASH AND CASH EQUIVALENTS:
     Beginning of period                         83,152       66,554
                                             -----------  -----------
     End of period                            $  86,690     $ 74,398
                                             ===========  ===========
SUPPLEMENTARY CASH FLOW INFORMATION:
     Cash paid during period for:
          Interest                            $     105     $    112
                                             ===========  ===========
          Income taxes                        $  1,391      $  1,550
                                             ===========  ===========

 Noncash investing activities included the following:
 Rotable and spare parts inventory acquired
  with integration funds                             -      $  2,231
                                             ===========  ===========

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                             MESABA HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared by Mesaba Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the year ended March 31, 1999, and the notes thereto, included in the Company's Annual Report or Form 10- K filed with the Securities and Exchange Commission.

1. Basis of Presentation

     The consolidated financial statements include the accounts of the
Company and its subsidiary, Mesaba Aviation, Inc. ("Mesaba").   All
significant intercompany balances have been eliminated in consolidation.

 2. Agreements with Northwest

      The Company operates as a regional air carrier providing scheduled turbo- prop and air freight service as Mesaba Airlines/Northwest Airlink under an Airline Services Agreement (the "Airlink Agreement") with Northwest to 78 cities in the Upper Midwest and Canada from Northwest's hub airports in Minneapolis/St. Paul and Detroit. The Airlink Agreement provides for exclusive turbo-prop rights to designated service areas and extends through June 30, 2007. Northwest has the right to terminate the Airlink Agreement without cause upon 365 days notice, such notice not to be given before July 1, 2000.

      Mesaba also operates regional jet aircraft under a separate Regional Jet Services Agreement (the "Jet Agreement"), under which Mesaba will operate 36 Avro RJ85 ("RJ85") regional jets for Northwest. As of August 1999, Mesaba had taken delivery of 28 RJ85 aircraft and currently serve 40 cities. The aircraft are subleased from Northwest and are operated as Northwest Jet Airlink from the Minneapolis/St. Paul, Detroit and Memphis hubs.

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

3. Per Share Data

      Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires presentation of "Basic" and "Diluted" earnings per share amounts, as defined. "Basic" earnings per share replaces primary earnings per share under APB Opinion No. 15, and excludes the dilutive effects of options, warrants and convertible securities, if any, from the calculation. Fully diluted earnings per share has not changed significantly but has been named "Dilutive" earnings per share. Statement No. 128 became effective for fiscal 1999. All earnings per share prior to fiscal 1999 have been restated to comply with this Statement.


The table below sets forth the computation of earnings per common share.

                                                     June 30,
                                                 ---------------
                                                1999         1998
                                             -----------  -----------
Net Income                                   $     9,076  $     6,033

For Earnings Per Common Share - Basic:
 Weighted average number of issued shares
   outstanding                                    19,968       19,614

Effect of dilutive securities
  Computed shares outstanding under the
    Company's stock option plan utilizing the
    treasury stock method                            338          732
  Computed shares outstanding under warrants
    issued utilizing the treasury stock method       960        1,409
                                             -----------  -----------
For earnings per Common Share - Diluted:
  Weighted average common shares and common
  share equivalents outstanding                   21,266       21,755
                                             ===========  ===========
   Earnings Per Share _ Basic                 $     0.45  $      0.31
                                             ===========  ===========
   Earnings Per Share - Diluted               $     0.43  $      0.28
                                             ===========  ===========

     In April of 1998, the Company adopted AICPA Statement of Position
(SOP) 98-5 "Reporting on the Costs of Start-Up Activities" which requires all start-up costs to be charged to expense as incurred. The adoption of SOP 98-5 resulted in an $800 charge (net of tax) to operations, or $0.04 per basic and $0.03 diluted per share for previously capitalized start-up costs and was recorded as a cumulative effect of change in accounting principle.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

Results of Operations for the Three Months Ended June 30, 1999 and 1998
-----------------------------------------------------------------------
(As used herein, "unit cost" means operating cost per available seat mile. Dollars and shares outstanding are expressed in thousands.)

EARNINGS SUMMARY. The Company reported net income of $9,076 or $0.43 diluted earnings per share for the three months ended June 30, 1999, compared to $6,033 or $0.28 diluted earnings per share in the same period of fiscal 1998. The results for the three months ended June 30, 1998 include a one-time non- recurring charge of $800 (net of tax) or $0.04 per basic and $0.03 per diluted share for the cumulative effect of a change in accounting principle.

OPERATING REVENUES. Total operating revenues increased 24.0% in the first quarter of fiscal 2000 to $99,815 from $80,469 in the year earlier quarter, and revenue passenger miles increased 36.1% to 363,062 from 266,768. Passenger revenue per available seat mile ("RASM") decreased to $0.159 from $0.169 in the previous year's first quarter. Mesaba's average load factor was 58.4% in the current quarter compared to 56.4% during the same period a year ago. The improvement in traffic and load factor are attributable to the introduction of 14 RJ85 aircraft as well as overall increases in passenger travel within the industry.

           Operating Costs Per             Three months ended June 30,
     Available Seat Mile (Unit Cost)           1999           1998
-----------------------------------------------------------------------
Wages and benefits                             3.8 CENTS      4.1 CENTS
Aircraft fuel costs                            1.1            1.5
Aircraft maintenance costs                     2.6            2.7
Aircraft rents                                 3.4            3.3
Landing fees                                   0.3            0.4
Insurance and taxes                            0.2            0.4
Depreciation and amortization                  0.5            0.4
Administrative and other costs                 1.9            2.0
                                             -----------  -----------
Total                                          13.8 CENTS    14.8 CENTS

                                           Three months ended June 30,
          Operating statistics                  1999          1998
-----------------------------------------------------------------------
Revenue passengers carried                   1,398,000      1,040,000
Revenue passenger miles (000)                 363,062        266,768
Available seat miles (000)                    621,794        472,944
Passenger load factor                          58.4%          56.4%
Passenger revenue per available seat mile      $0.159        $0.169
Departures                                     67,694        58,349
Aircraft in service                             101            90

OPERATING EXPENSES. Total operating expenses increased 22.5% to $85,787 from $70,005 in the prior year's first quarter. Mesaba's unit cost decreased 6.8% to $0.138 from $0.148 as a result of a 31.5% increase in available seat miles ("ASM") to 621,794 in the first quarter of fiscal 2000 from 472,944 in the year earlier quarter. The increase in ASMs was accomplished by the acquisition of 14 RJ85 and seven Saab 340 aircraft offset by the retirement of 10 Dash 8 aircraft since June 30, 1998.

     Wages and benefits increased 21.7% to $23,408 in the first quarter of fiscal 2000 from $19,227 in the first quarter of fiscal 1999. The majority of the increase is a result of the higher cost of flight crews due to a 19.2% increase in block hours and the addition of flight crews to support the introduction of the RJ85 as well as the continuing Saab fleet transition program. Mesaba also experienced an increase in wage and benefit costs paid to support personnel due to a 4.9% increase in scheduled turboprop operations. However the increased capacity generated by the additional jet and turboprop equipment has caused these costs to be reduced on a unit cost basis.

     Fuel costs decreased 3.8% to $6,671 in this year's first quarter compared to $6,938 in last year's first quarter. The decrease is attributable to decreased consumption due to increased use of the more fuel efficient Saab 340. Provisions of the Airlink Agreement with Northwest provide Mesaba with a fixed price per gallon for fuel. The actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon both in the current quarter and a year ago. Unit cost however decreased 26.7% to 1.1 cents from 1.5 cents. Mesaba is not required to provide fuel for the jet operation.

     Direct maintenance expense, excluding wages and benefits, increased 30.1% to $16,313 in the first quarter of fiscal 2000 from $12,540 in the first quarter of fiscal 1999. This increase was primarily attributable to the addition of seven Saab 340 and 14 RJ85 aircraft to the fleet when compared to a year ago. The additional maintenance costs for the Saab 340 and RJ85 aircraft were partially offset by lower maintenance costs related to the phase-out of the Dash 8 fleet resulting from the return of ten aircraft to lessors. Unit cost however, decreased 3.7% to 2.6 cents from
2.7 cents.

     Aircraft rents increased 33.0% to $21,047 in the first quarter of fiscal 2000 from $15,824 in the first quarter of fiscal 1999. This increase is primarily attributable to the addition of seven Saab 340 and 14 RJ85 aircraft while retiring ten Dash 8 aircraft to lessors. Mesaba has taken delivery of six RJ85 aircraft during the current period. Unit cost increased 3.0% to 3.4 cents from 3.3 cents.

     Total landing fees increased 4.4% to $1,895 in the first quarter of fiscal 2000 compared to $1,816 for the first quarter of fiscal 1999. The increase is attributable to a 4.9% increase in turbo-prop departures offset by a slight decrease in the overall effective landing fee rate. Unit cost however, decreased 25.0% to 0.3 cents from 0.4 cents. Mesaba is not required to pay for landing fees for the jet aircraft.

     Insurance and taxes decreased 34.8% to $1,332 in the first quarter of fiscal 2000 compared to $2,043 for the first quarter of fiscal 1999. This is due primarily to an increase in passenger liability insurance associated with increased passenger volume and increased hull values associated with lower overall average fleet age when compared to one year ago offset by a significant reduction in passenger liability insurance rates. Unit cost decreased 50.0% to 0.2 cents from 0.4 cents.

     Depreciation and amortization increased 65.5% to $3,267 in the first quarter of fiscal 2000 compared to $1,974 in the first quarter of fiscal 1999. The higher level of depreciation resulted from the acquisition of spare parts to support the Saab and RJ85 fleets, as well as higher levels of amortization associated with stock purchase warrants issued to Northwest. In July 1997 the Company paid a contract rights fee in the form of a stock purchase warrant issued to Northwest as a part of the new Airlink Agreement. These contract rights are being amortized on a straight-line basis over the term of the Airlink Agreement through June 2007. The Company also paid a contract right fees in the form of stock purchase warrants issued to Northwest in connection with amendments to the Jet Agreement which increased the number of aircraft to be flown by Mesaba from 12 to 36. These contract rights are being amortized on a straight-line basis over the remaining term of the Jet Agreement. Unit cost increased 25.0% to 0.5 cents from 0.4 cents.

     Administrative and other costs increased 22.9% to $11,854 in the first quarter of fiscal 2000 compared to $9,643 in the first quarter of fiscal 1999. This increase is primarily attributable to higher crew related expenses, excluding wages and benefits, associated with increased flying and increased airport and passenger related expenses due to an increase in traffic and the number of cities served. Due to the additional capacity generated by the jet and larger turboprop equipment, unit cost decreased 5.0% to 1.9 cents from 2.0 cents. Mesaba is generally not required to provide airport and passenger related expenses for the jet operation.

OPERATING INCOME. Operating income totaled $14,028 in the current period, an increase of 34.1% from $10,464 a year ago. Mesaba's operating margin increased to 14.1% from 13.0% in the prior year's first quarter.

NONOPERATING INCOME. Nonoperating income increased to $852 in the current quarter from $738 in the prior year's first quarter as a result of higher levels of interest income.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 39.0% in the first quarter of fiscal 2000 and fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's working capital increased to $72,555 with a current ratio of 2.4 at June 30, 1999 compared to $68,680 and 2.4 at March 31, 1999. Cash and cash equivalents increased by $3,538 to $86,690 at June 30, 1999. Net cash flows provided by operating activities totaled $11,006 in the first three months of fiscal 2000 compared to $13,292 in the first three months of fiscal 1999. Net cash flows used for investing activities amounted to $9,220 during the three months ended June 30, 1999 compared to $6,725 in the same period last year. Net cash flows provided by financing activities through June 30, 1999 totaled $1,752 compared to $1,277 in the same period last year.

     Long-term obligations, net of current maturities, totaled $4,255 at June 30, 1999 compared to $4,359 at March 31, 1999. The ratio of long-term debt to stockholders' equity was .04 at June 30, 1999 and March 31, 1999 respectively.

     As of August 1, 1999, Mesaba's fleet consisted of 101 aircraft covered under operating leases with remaining terms of two months to 17.5 years with aggregate monthly lease payments of approximately $7.8 million. Operating leases have been Mesaba's primary method of acquiring aircraft, and management expects to continue relying on this method to meet most of its future aircraft needs. Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest
under operating leases with terms up to 17.5 years.   Mesaba leases its RJ85
aircraft from Northwest under operating leases with terms of up to 10 years. Mesaba currently plans to continue leasing the additional RJ85 aircraft under firm contract from Northwest.

      During the fourth quarter of fiscal 1999, Mesaba committed to lease approximately 497,000 square feet of facilities, ramp, parking and unimproved
land at the Cincinnati/Northern Kentucky Airport.   The commitment covers
approximately 126,000 square feet of hangar and maintenance space and obligates Mesaba to pay monthly rentals expected to range between approximately $95 and $105 until January 29, 2029 as part of Special Facilities Bond financing provided by Cincinnati/Northern Kentucky Airport Authority. The ground lease is expected to have a 30-year term concurrent with the facilities lease, which is expected to expire January 29, 2029. Monthly lease payments of approximately $10.5 are anticipated to be required under the ground lease.

     The Company has historically relied upon cash reserves, internally generated funds and borrowings to support its working capital requirements. Management believes that funds from operations and existing cash balances will provide adequate resources for meeting non-aircraft and non-facility capital needs in fiscal 1999.

     The Company has implemented a Year 2000 compliance program designed to ensure that the Company's internal information technology will function properly beyond 1999. This includes software applications, hardware and infrastructure which are essential for flight scheduling; aircraft maintenance; finance systems; internal communication and facilities management. The Company estimates that the overall cost of the Year 2000 compliance program will not exceed $500 and expects its Year 2000 date
conversion program to be completed on a timely basis.   Any expenditure
will be funded through operating cash flows while any costs for new software will be capitalized and amortized over the software's useful life.

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

                                    Part II.

Item 6.


          Exhibits and Reports on Form 8-K

     a)
       The following exhibits are filed with this report:

          None



     b)
       The Registrant filed a Form 8-K dated June 30, 1999 during the quarter ended June 30, 1999, relating to the resignation of President and Chief Executive Officer, Bryan K. Bedford.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MESABA HOLDINGS, INC.

Date:     August 14, 1999     BY:  /s/ Robert H. Cooper
                                 ----------------------------
                                   Robert H. Cooper
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)


                                   /s/ Jon R. Meyer
                                   --------------------------
                                   Jon R. Meyer
                                   Director of Accounting/Controller
                                   (Principal Accounting Officer)