Form 10-Q
period 1999-09-30
MESABA HOLDINGS INC
filed 1999-11-15
CIK 835768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1999

                                       OR

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from               to


                          Commission File No:  0-17895

                             MESABA HOLDINGS, INC.
                        ------------------------------
                    Incorporated under the laws of Minnesota

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

                    Yes   X        No
                        -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                   Outstanding as of November 10, 1999
          ------------------------     -----------------------------------
          Common Stock
          Par value $.01 per share                     20,222,141

                         PART I. FINANCIAL INFORMATION

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in the Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize. Factors which could cause the Company's actual results to differ from forward-looking statements include material changes in the relationship between the Company and Northwest Airlines; reductions or interruptions in Northwest Airlines' air service; changes in regulations affecting the Company, including DOT and FAA regulations or directives affecting airworthiness of aircraft; the acquisition and phase-in of a new aircraft; downturns in economic activity; seasonal factors; and labor relationships, including slow downs and/or work stoppages associated with the outcome of contract negotiations between the Company and the Association of Flight Attendants and Transport Workers Union.

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                         MESABA HOLDINGS, INC.
                      CONSOLIDATED BALANCE SHEETS
               (in thousands, except share information)

                                ASSETS
                                ------
                                             September 30,   March 31,
                                                 1999           1999
                                              (Unaudited)
                                             ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                      $ 90,058      $  83,152

  Accounts receivable, net                         17,308         15,905
  Inventories                                       5,428          6,564
  Prepaid expenses and deposits                     4,344          3,719
  Deferred tax asset                                8,014          8,014
                                             ------------   ------------
     Total current assets                         125,152        117,354

PROPERTY AND EQUIPMENT:
  Facilities under capital lease                    9,147          9,147
  Rotables and other spare parts                   51,811         41,178
  Other property and equipment                     25,009         21,635
  Accumulated depreciation and amortization       (30,601)       (24,765)
                                             ------------   ------------
     Net property and equipment                    55,366         47,195

OTHER ASSETS AND DEFERRED COSTS                    13,752         14,674

TOTAL ASSETS                                     $194,270       $179,223
                                             ============  =============




The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                          MESABA HOLDINGS, INC.
                 CONSOLIDATED BALANCE SHEETS (Continued)
                (in thousands, except share information)

                  LIABILITIES AND SHAREHOLDERS' EQUITY



                                              September 30,    March 31,
                                                  1999            1999
                                               (Unaudited)
                                               ------------  ------------
CURRENT LIABILITIES:
  Current maturities of long-term obligations   $      410      $    393
  Accounts payable                                  16,550        20,857
  Accrued liabilities
     Payroll                                         7,823         8,786
     Maintenance                                    12,329        10,415
     Other                                           9,731         8,223
                                               ------------  ------------
     Total current liabilities                      46,843        48,674

LONG-TERM OBLIGATIONS, net of current                4,149         4,359
maturities

DEFERRED CREDITS AND OTHER LIABILITIES              15,399        16,951

SHAREHOLDERS' EQUITY:
Common stock,  $.01 par value;  60,000,000
shares authorized, 20,222,141 and 19,823,579           202           199
shares issued and outstanding, respectively
Paid-in capital                                     47,256        45,013
Warrants                                            16,500        16,500
Retained earnings                                   63,921        47,527
                                               ------------  ------------
     Total shareholders' equity                    127,879       109,239
                                               ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $194,270    $  179,223
                                              ============  =============







The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                            MESABA HOLDINGS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                (in thousands, except per share information)


                                  Three Months Ended      Six Months Ended
                                    September 30,           September 30,

                                   1999        1998        1999        1998
                                 ---------  ---------  ---------  ---------
OPERATING REVENUES:
Passenger                        $ 101,314    $70,461   $200,103   $150,225
Other                                1,189      1,228      2,215      1,933
                                 ---------  ---------  ---------  ---------
     Total operating revenues      102,503     71,689    202,318    152,158
                                 ---------  ---------  ---------  ---------
OPERATING EXPENSES:
Wages and benefits                  25,166     18,709     48,574     37,936
Aircraft fuel costs                  6,923      5,568     13,594     12,506
Aircraft maintenance costs          16,669     12,418     32,982     24,958
Aircraft rents                      22,359     16,739     43,406     32,563
Landing fees                         1,907      1,439      3,802      3,255
Insurance and taxes                  1,374      2,077      2,706      4,120
Depreciation and amortization        3,542      2,358      6,809      4,332
Administrative and other costs      13,339     10,575     25,193     20,218
                                 ---------  ---------  ---------  ---------
     Total operating expenses       91,279     69,883    177,066    139,888
                                 ---------  ---------  ---------  ---------
     Operating income               11,224      1,806     25,252     12,270

NONOPERATING INCOME (EXPENSE):
Interest expense                      (102)      (116)      (207)      (228)
Other, net                             878      1,720      1,835      2,570
                                 ---------  ---------  ---------  ---------
     Other income, net                 776      1,604      1,628      2,342
                                 ---------  ---------  ---------  ---------
     Income before income taxes     12,000      3,410     26,880     14,612
PROVISION FOR INCOME TAXES           4,682      1,330     10,486      5,699
                                 ---------  ---------  ---------  ---------
NET INCOME BEFORE CHANGE IN
ACCOUNTING PRINCIPLE                 7,318      2,080     16,394      8,913

PRE-OPERATING COST WRITE OFF,
        NET OF TAX                       -          -          -        800
                                 ---------  ---------  ---------  ---------
NET INCOME                       $   7,318  $   2,080  $  16,394  $   8,113
                                 =========  =========  =========  =========
NET INCOME PER SHARE:
     Earnings per share before
     accounting change - Basic   $    0.36   $   0.10  $    0.82  $    0.45
                                 =========  =========  =========  =========
     Earnings per share - Basic  $    0.36    $  0.10  $    0.82  $    0.41
                                 =========  =========  =========  =========
     Earnings per share before
     accounting change - Diluted $    0.35  $    0.10  $    0.77  $    0.41
                                 =========  =========  =========  =========
     Earnings per share -
     Diluted                     $    0.35  $    0.10  $    0.77  $    0.37
                                 =========  =========  =========  =========
WEIGHTED AVERAGE SHARES OUTSTANDING:

     Basic                          20,221     19,824     20,095     19,720
                                 =========  =========  =========  =========
     Diluted                        21,119     21,638     21,193     21,697
                                 =========  =========  =========  =========



The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                       MESABA HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, in thousands)
                                                   Six Months Ended
                                                    September 30,
                                                   1999          1998
                                               ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                     $    16,394   $     8,113

Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                   6,809         4,332
     Amortization of deferred credits               (1,552)         (552)
     Deferred income tax benefit                         -          (945)
     Changes in current operating items:
         Accounts receivable, net                   (1,403)        2,524
         Inventories                                 1,136        (3,258)
         Prepaid expenses and deposits                (625)          999
         Accounts payable and accrued liabilities   (1,899)        5,744
                                               ------------  ------------
Net cash provided by operating activities           18,860        16,957

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment            (14,007)      (12,494)
     Other                                               -            23
                                               ------------  ------------
Net cash used for investing activities             (14,007)      (12,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                        2,246         2,433
     Repayment of long-term obligations               (193)         (227)
                                               ------------  ------------
Net cash provided by financing activities            2,053         2,206
                                               ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS            6,906         6,692

CASH AND CASH EQUIVALENTS:
     Beginning of period                            83,152        66,554
                                               ------------  ------------
     End of period                             $    90,058   $    73,246
                                               ============  ============
SUPPLEMENTARY CASH FLOW INFORMATION:
     Cash paid during period for:
          Interest                             $       193   $       228
                                               ============  ============
          Income taxes                         $     9,997   $     6,287
                                               ============  ============
Noncash investing activities included the following:
    Rotable and spare parts inventory
           acquired with integration funds               -   $     2,231
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

2. Agreements with Northwest

The Company operates a regional air carrier providing scheduled turbo-prop passenger and air freight service as Mesaba Airlines/Northwest Airlink under an Airline Services Agreement (the "Airlink Agreement") with Northwest Airlines, Inc. ("Northwest") to 84 cities in the Upper Midwest and Canada from Northwest's hub airports, Minneapolis/St. Paul and
Detroit.   The Airlink Agreement provides for exclusive turbo-prop rights to designated service areas and extends through June 30, 2007. Northwest has the right to terminate the Airlink Agreement without cause upon 365 days written notice, such notice not to be given before July 1, 2000.

Mesaba also operates regional jet aircraft under a separate Regional Jet Services Agreement (the "Jet Agreement"), under which Mesaba will operate up to 36 Avro RJ85 ("RJ85") regional jets for Northwest. As of September 30, 1999, Mesaba had taken delivery of 28 RJ85 aircraft and currently serves 45 cities. The aircraft are subleased from Northwest and are operated as Northwest Jet Airlink currently from the Minneapolis/St. Paul, Detroit and Memphis hubs.

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

Mesaba, through the agreements, receives ticketing and certain check-in, baggage, freight and aircraft handling services from Northwest at certain airports. In addition, Mesaba receives its computerized reservations services from Northwest. Northwest also performs all marketing schedules, yield management and pricing services for Mesaba's flights.

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

On August 29, 1998 the Company temporarily suspended operations as a result of the pilot strike at Northwest Airlines. The Company resumed service on September 16, 1998. The suspension of operations had a material adverse effect on the results of operations for the prior year's reporting period. It did not have a material adverse effect on the liquidity or capital resources of the Company.

3. Earnings Per Share

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128.

The table below sets forth the computation of earnings per common share.

                                        Quarter Ended   Six Months Ended
                                        -------------   ----------------
                                                  September 30,
                                                  -------------
                                       1999        1998       1999       1998
                                     ---------  ---------  ---------  ---------
Net Income                           $   7,318  $   2,080  $  16,394  $   8,113
For Earnings Per Common Share -
   Basic:                               20,221     19,824     20,095     19,720
Weighted average number of issued
   shares outstanding
Effect of dilutive securities
 Computed shares outstanding under
 the Company's stock option plan
 utilizing the treasury stock method       138        506        272        633
Computed shares outstanding under
 warrants issued utilizing the
   treasury stock method                   760      1,308        826      1,344
                                     ---------  ---------  ---------  ---------
For earnings per Common Share -
 Diluted:
 Weighted average common shares and
 common share equivalents outstanding   21,119     21,638     21,193     21,697
                                     =========  =========  =========  =========
Earnings Per Share - Basic           $    0.36  $    0.10  $    0.82  $    0.41
                                     =========  =========  =========  =========
Earnings Per Share - Diluted         $    0.35  $    0.10  $    0.77  $    0.37
                                     =========  =========  =========  =========

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30 1999 AND 1998 (As used herein, "unit cost" means operating cost per available seat mile. Dollars and shares outstanding are expressed in thousands)

EARNINGS SUMMARY. The Company reported net income of $7,318 or $0.35 diluted earnings per share for the three months ended September 30, 1999, compared to $2,080 or $0.10 diluted earnings per share in the same period of fiscal 1999. Weighted average common shares and common share equivalents outstanding decreased to 20,119 from 21,638. On August 29, 1998 the Company temporarily suspended operations as a result of the pilot strike at Northwest Airlines. The Company resumed service on September 16, 1998. The suspension of operations had a material adverse effect on the results of operations for the prior year's reporting period.

OPERATING REVENUES. Total operating revenues increased 43.0% in the second quarter of fiscal 2000 to $102,503 from $71,689 in the year earlier quarter, and revenue passenger miles increased 64.3% to 409,559 from 249,209. Passenger revenue per available seat mile ("RASM") decreased to $0.150 from $0.163 in the previous year's second quarter. Mesaba's average load factor was 60.3% in the current quarter compared to 57.7% during the same period a year ago. The improvement in traffic is attributable to the introduction of 11 RJ85 aircraft when compared to one year ago as well as the effect of the 18-day suspension of operations during September 1998 as a result of the Northwest Airlines pilot strike.

        Operating Costs Per               Three months ended September 30,
  Available Seat Mile (Unit Cost)                 1999          1998
--------------------------------------------------------------------------
Wages and benefits                               3.7 CENTS      4.3 CENTS
Aircraft fuel costs                              1.0            1.3
Aircraft maintenance costs                       2.5            2.9
Aircraft rents                                   3.3            3.9
Landing fees                                     0.3            0.3
Insurance and taxes                              0.2            0.5
Depreciation and amortization                    0.5            0.5
Administrative and other costs                   2.0            2.5
                                              ---------       ---------
Total                                           13.5 CENTS     16.2 CENTS

                                          Three months ended September 30,
        Operating statistics                    1999          1998
--------------------------------------------------------------------------
Revenue passengers carried                   1,508,900       962,800
Revenue passenger miles (000)                  409,559       249,209
Available seat miles (000)                     679,277       432,216
Passenger load factor                             60.3%         57.7%
Passenger revenue per available seat mile       $0.150        $0.163
Departures                                      70,142        51,705
Aircraft in service                                101            94



OPERATING EXPENSES. Total operating expenses increased 30.6% to $91,279 from $69,883 in the prior year's second quarter. Mesaba's unit cost decreased 16.7% to $0.135 from $0.162 as a result of a 57.2% increase in available seat miles to 679,277 in the second quarter of fiscal 2000 from 432,216 in the year earlier quarter. The increase in ASMs was accomplished by the acquisition of 11 RJ85 and one Saab 340 aircraft offset by the retirement of five Dash 8 aircraft since September 30, 1998.

Wages and benefits increased 34.5% to $25,166 in the second quarter of fiscal 2000 from $18,709 in the second quarter of fiscal 1999. However the increased capacity generated by the additional jet and turboprop equipment has caused these costs to be reduced on a unit cost basis. The majority of the increase is a result of higher costs of flight crews due to a 125.3% increase in block hours to support the RJ85 expansion program. Mesaba also experienced an increase in wages and benefits costs paid to support personnel due to the increase in operating activity. Unit cost for wages and benefits decreased 14.0% to 3.7 cents from 4.3 cents.

Fuel costs increased 24.3% to $6,923 in this year's second quarter compared to $5,568 in last year's second quarter. The change is primarily attributable to a increase in consumption as a result of more block hours flown when compared to one year ago. Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices. The actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon both in the current quarter and a year ago. Unit cost for fuel decreased 23.1% to 1.0 cents from 1.3 cents. Mesaba is not required to provide fuel for the jet operation.

Direct maintenance expense, excluding wages and benefits, increased 34.2% to $16,669 in the second quarter of fiscal 2000 from $12,418 in the second quarter of fiscal 1999. This increase was primarily attributable to the addition of one Saab 340 and 11 RJ85 aircraft to the fleet. The additional maintenance costs for the Saab 340 and RJ85 aircraft were partially offset by lower maintenance costs related to the phase-out of the Dash 8 fleet resulting from the return of five aircraft to lessors. However, unit cost for direct maintenance decreased 13.8% to 2.5 cents from 2.9 cents.

Aircraft rents increased 33.6% to $22,359 in the second quarter of fiscal 2000 from $16,739 in the second quarter of fiscal 1999. This increase is primarily attributable to the addition of one Saab 340 and 11 RJ85 aircraft while returning five Dash 8 aircraft to lessors. Unit cost for aircraft rents decreased 15.4% to 3.3 cents from 3.9 cents.

Total landing fees increased 32.5% to $1,907 in the second quarter of fiscal 2000 compared to $1,439 for the second quarter of fiscal 1999. The increase is attributable to a 23.1% increase in departures. Mesaba also experienced a 21.0% increase in the average gross landing weight due to this increased activity and a 9.1% increase in the overall effective landing fee rate. Unit cost for landing fees remained unchanged at 0.3 cents. Provisions of the Jet Agreement provide that Mesaba is not required to pay for landing fees for the jet operation.

Insurance and taxes decreased 33.8% to $1,374 in the second quarter of fiscal 2000 compared to $2,077 for the second quarter of fiscal 1999.
This is due primarily to an increase in passenger liability insurance associated with increased passenger volume and increased hull values associated with the increase in the number of aircraft in the fleet offset by a reduction in passenger liability insurance rates and reduced amounts paid for hull insurance caused by the normal decline in fleet values. Due to the additional capacity generated by the jet and larger turboprop equipment, unit cost for insurance and taxes decreased 60.0% to 0.2 cents from 0.5 cents.

Depreciation and amortization increased 50.2% to $3,542 in the second quarter of fiscal 2000 compared to $2,358 in the second quarter of fiscal 1999. The higher level of depreciation and amortization resulted from the acquisition of spare parts to support the Saab 340 and RJ fleet. The Company paid contract rights fees in the form of stock purchase warrants issued to Northwest in connection with amendments to the Jet Agreement, which increased the number of aircraft to be flown by Mesaba from 12 to
36. These fees are being amortized on a straight- line basis over the remaining term of the Jet Agreement. Unit cost for depreciation and amortization remained unchanged at 0.5 cents.

Administrative and other costs increased 26.1% to $13,339 in the second quarter of fiscal 2000 compared to $10,575 in the second quarter of fiscal 1999. This increase is primarily attributable to higher pilot training and crew related expenses excluding wages and benefits associated with increased flying and increased airport and passenger related expenses due to an increase in traffic and the number of cities served. Unit cost for administrative and other costs decreased 20.0% to 2.0 cents from 2.5 cents. Mesaba is generally not required to provide airport and passenger related expenses for the jet operation.


OPERATING INCOME. Operating income totaled $11,224 in the current period, an increase of 521.5% from 1,806 a year ago. Mesaba's operating margin increased to 10.9% from 2.5% in the prior year's second quarter.

NONOPERATING INCOME. Nonoperating income decreased to $776 in the current quarter from $1,604 in the prior year's second quarter as a result of higher levels of interest income offset by a one-time gain on the sale of surplus aircraft parts included in the previous year.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 39.0% in the second quarter of fiscal 2000 and fiscal 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 and 1998 As used herein, "unit cost" means operating cost per available seat mile. Dollars and shares outstanding are expressed in thousands)

EARNINGS SUMMARY. The Company reported net income of $16,394 or $0.77 per share for the six months ended September 30, 1999, compared to $8,113 or $0.37 per share in the same period of fiscal 1999. Weighted average shares outstanding decreased to 21,193 from 21,697. On August 29, 1998 the Company temporarily suspended operations as a result of the pilot strike at Northwest Airlines. The Company resumed service on September 16, 1998. The suspension of operations had a material adverse effect on the results of operations for the previous year's reporting period.

OPERATING REVENUES. Total operating revenues increased 33.0% in the first half of fiscal 2000 to $202,318 from $152,158 in the year earlier period, and revenue passenger miles increased 49.7% to 772,621 from 515,977. Passenger revenue per available seat mile (_RASM_) decreased to $0.154 from $0.166 in the year earlier period. Mesaba's average load factor was 59.4% in the current period compared to 57.0% during the same period a year ago. The improvement in traffic is attributable to the introduction of 11 RJ85 aircraft as well as the effect of the 18-day suspension of service as a result of the pilot strike at Northwest Airlines.


        Operating Costs Per               Six months ended September 30,
  Available Seat Mile (Unit Cost)                 1999          1998
--------------------------------------------------------------------------

Wages and benefits                               3.7 CENTS       4.2 CENTS
Aircraft fuel costs                              1.1             1.4
Aircraft maintenance costs                       2.5             2.7
Aircraft rents                                   3.3             3.6
Landing fees                                     0.3             0.4
Insurance and taxes                              0.2             0.5
Depreciation and amortization                    0.5             0.5
Administrative and other costs                   2.0             2.2
                                              ---------       ---------
Total                                           13.6 CENTS      15.5 CENTS


                                          Six months ended September 30,
        Operating statistics                    1999          1998
--------------------------------------------------------------------------

Revenue passengers carried                    2,906,900     2,002,800
Revenue passenger miles (000)                   772,621       515,977
Available seat miles (000)                    1,301,071      905,160
Passenger load factor                              59.4%         57.0%
Passenger revenue per available seat mile        $0.154        $0.166
Departures                                      137,836       110,054
Aircraft in service                                 101            94


OPERATING EXPENSES. Total operating expenses increased 26.6% to $177,066 from $139,888 in the prior year's first half. Mesaba's unit cost decreased 12.3% to $0.136 from $0.155 as a result of a 43.7% increase in available seat miles to 1,301,071 in the first half of fiscal 2000 from 905,160 in the year earlier period. The increase in ASMs was primarily accomplished by the acquisition of 11 RJ85 and one Saab 340 aircraft offset by the retirement of five Dash 8 aircraft when compared to one year ago as well as the effect of the 18-day suspension of service as a result of the pilots strike at Northwest Airlines.

Wages and benefits increased 28.0% to $48,574 in the first half of fiscal 2000 from $37,936 in the first half of fiscal 1999. The majority of the increase is a result of higher cost of flight crews due to a 41.8% increase in block hours and the addition of flight crews to support the introduction of the RJ85. Mesaba also experienced an increase in wage and benefit costs paid to support personnel due to a 23.1% increase in scheduled turbo-prop operations. However, the increased capacity generated by the additional jet and turboprop equipment has caused these costs to be reduced on a unit cost basis 11.9% to 3.7 cents from 4.2 cents.

Fuel costs increased 8.7% to $13,594 in this year's first half-compared to
$12,506 in last year's first half.   The increase is primarily attributable
to an increased consumption due to additional block hours flown. Provisions of the Airlink Agreement with Northwest protect Mesaba from fluctuations in fuel prices. The actual cost of fuel, including taxes and pumping fees, was
83.5 cents per gallon both in the current period and a year ago.   Unit cost
for fuel decreased 21.4% to 1.1 cents from 1.4 cents. Mesaba is not required to provide fuel for the jet operation.

Direct maintenance expense, excluding wages and benefits, increased 32.2% to $32,982 in the first half of fiscal 2000 from $24,958 in the first half of fiscal 1999. This increase was primarily attributable to the addition of one Saab 340 and 11 RJ85 aircraft to the fleet. The additional maintenance costs for the Saab 340 and RJ85 aircraft were partially offset by lower maintenance costs resulting from the return of five Dash 8 aircraft to lessors. However, unit costs for direct maintenance decreased 7.4% to 2.5 cents from 2.7 cents.

Aircraft rents increased 33.3% to $43,406 in the first half of fiscal 2000 from $32,563 in the first half of fiscal 1999. This increase is primarily attributable to the addition of one Saab 340 and 11 RJ85 aircraft while returning five Dash 8 aircraft to lessors. Mesaba has taken delivery of five RJ85 aircraft during the current six month period. Unit cost for aircraft rents decreased 8.3% to 3.3 cents from 3.6 cents.

Total landing fees increased 16.8% to $3,802 in the first half of fiscal 2000 compared to $3,255 for the first half of fiscal 1999. The increase is attributable to a 10.9% increase in the average gross landing weight due to increased turbo-prop activity in addition to a 5.2% increase in the overall effective landing fee rate. Unit cost for landing fees decreased 25.0% to 0.3 cents from 0.4 cents. Provisions of the Jet Agreement with Northwest provide that Mesaba is not required to pay landing fees for the jet operation.

Insurance and taxes decreased 34.3% to $2,706 in the first half of fiscal 2000 compared to $4,120 for the first half of fiscal 1999. This is due primarily to an increase in passenger liability insurance associated with increased passenger volume and increased hull values associated with the Saab 340 and RJ85 aircraft offset by a reduction in passenger liability insurance rates and reduced amounts paid for hull insurance caused by the normal decline in fleet values. Due to the additional capacity generated by the larger jet and turbo-prop equipment, unit cost for insurance and taxes declined 60% to 0.2 cents from 0.5 cents.

Depreciation and amortization increased 57.2% to $6,809 in the first half of fiscal 2000 compared to $4,332 in the first half of fiscal 1999. The higher level of depreciation and amortization resulted from increased expenditures associated with ground support equipment to support the additional cities served as a part of the expanded flights out of the Minneapolis/St. Paul hub and the acquisition of spare parts to support the Saab fleet. Unit cost for depreciation and amortization remained unchanged at 0.5 cents.

Administrative and other costs increased 24.6% to $25,193 in the first half of fiscal 2000 compared to $20,218 in the first half of fiscal 1999. This increase is primarily attributable to higher pilot training and crew related expenses, excluding wages and benefits, associated with increased flying and increased airport and passenger related expenses due to an increase in traffic and the number of cities served. Due to the additional capacity generated by the larger jet and turboprop equipment, unit cost for administrative and other costs decreased 9.1% to 2.0 cents from 2.2 cents.

OPERATING INCOME. Operating income totaled $25,252 in the current period, a increase of 105.8% from $12,270 a year ago. Mesaba's operating margin increased to 12.5% from 8.1% in the prior year's first half.

NONOPERATING INCOME. Nonoperating income decreased to $1,628 in the current period from $2,342 in the prior year's first half as a result of higher levels of interest income offset by a one-time gain on the sale of surplus aircraft parts in the previous period.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 39.0% in the first half of fiscal 2000 and in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $78,309 with a current ratio of
2.7 at September 30, 1999 compared to $68,680 and 2.4 at March 31, 1999. Cash and cash equivalents increased by $6,906 to $90,058 at September 30, 1999. Net cash flows provided by operating activities totaled $18,898 in the first half of 2000 compared to $16,957 in the first half of fiscal 1999. Net cash flows used for investing activities amounted to $14,042 during the six months ended September 30, 1999 compared to $12,471 in the same period last year. Net cash flows used for financing activities through September 30, 1999 totaled $2,050 compared to $2,206 in the same period last year.

Long-term obligations, net of current maturities, totaled $4,149 at September 30, 1999 compared to $4,359 at March 31, 1999. The ratio of long-term debt to stockholders' equity decreased to .03 at September 30, 1999 from .04 at March 31, 1999.

As of October, 1999, Mesaba's fleet consisted of 101 aircraft covered under operating leases with remaining terms of two months to 16.5 years and an aggregate monthly lease payments of approximately $8.3 million. Operating leases have been Mesaba's primary method of acquiring aircraft, and management expects to continue relying on this method to meet most of its future aircraft needs. Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with original terms up to 17.5 years. Mesaba leases its RJ85 aircraft from Northwest under operating leases with terms of up to 10 years. Northwest has agreed to lease a total of 36 RJ85 aircraft to Mesaba under similar terms.

During September 1999, Mesaba committed to lease approximately 497,000 square feet of facilities, ramp, parking and unimproved land at the
Cincinnati/Northern Kentucky Airport.   The commitment covers
approximately 126,000 square feet of hangar and maintenance space and obligates Mesaba to pay monthly rentals of $92 until July 1, 2029 as part of Special Facilities Bond financing provided by Cincinnati/Northern Kentucky Airport Authority. The ground lease has a 30-year term concurrent with the facilities lease, which expires July 1, 2029. Monthly lease payments of $10.4 are required under the ground lease.

The Company has historically relied upon cash reserves, internally generated funds and borrowings to support its working capital
requirements.   Management believes that funds from operations will provide adequate resources for meeting non-aircraft capital needs in fiscal 2000.

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

The Company is reviewing and revising its business interruption contingency plans to address internal and external issues to the extent practicable. The review, together with any necessary revisions, will be completed by November 1999. The review of these plans will include how to maintain safety, increase inventory of essential components, change suppliers, perform certain functions and processes manually and reduce or suspend operations. Due to the uncertainty related to year 2000 issues, the Company's contingency plan will be ongoing in nature and may require further modifications to existing systems as new information is made available and the Company further assesses the readiness of third parties upon which the Company relies.

                                    Part II.

Item 4.  Submissions of Matters to a vote of Security Holders.

The Company filed with the Securities and Exchange Commission a definitive proxy statement dated July 22, 1999 in connection with its annual meeting of shareholders held on August 18, 1999. All persons nominated by management for election as Class One and Class Two directors, as discussed in the definitive proxy statement, were elected. In addition, shareholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending March 31, 2000, casting 18,618,384 votes in favor of the ratification, 50,840 votes against the ratification and 26,781 abstentions. There were no broker non-votes.


Item 5. Other Information

The Company is constructing a maintenance facility for its RJ85 jets at the Cincinnati/Northern Kentucky International Airport. A portion of the financing for the project is being provided through $14,000,000 of special facilities revenue bonds (the "Bonds") issued by the Kenton County Airport Board (the "Airport Board"). Construction of the maintenance facility began in April 1999 and is expected to be completed in January 2000. Mesaba Aviation, Inc. ("Mesaba") has entered into leases for the facilities as described below. As security for its payment obligations unter the leases, Mesaba has assigned its interest in the maintenance facility to the Airport Board.

FACILITIES LEASE. Mesaba is leasing the maintenance base from the Airport Board under a Lease Agreement dated July 1, 1999. Mesaba is obligated to monthly rent under the lease in an amount sufficient to pay all interest, principal and premium on the Bonds, and all administrative and trustee's fees. The lease runs from July 1, 1999 to July 1, 2029, and may be extended by Mesaba for two additional terms ending in 2034 and 2039. Monthly rents are $92 through July 1, 2029.

GROUND LEASE. The land on which the maintenance facility is being constructed is leased by the Airport Board to Mesaba under a ground lease. The site consists of approximately 515,000 square feet of property located at the airport. The ground lease has the same term as the facilities lease. The following table shows the annual rental payment under the ground lease.

                         Annual Rental          Annual Rental
Rental Year              ($ per Sq. Ft)            (Total)
-----------              --------------        --------------
Year  1 - 10                  $0.25              $  124,331
Year 11 - 20                  $0.32              $  159,144
Year 21 - 30                  $0.41              $  203,903
Year 31 - 35                  $0.49              $  243,689
Year 36 to termination        $0.56              $  278,502

GUARANTY. To provide additional security for the bonds, the Company has entered into a Guaranty Agreement in favor of the trustee, unconditionally guaranteeing the payment by Mesaba of all principal, premium and interest on the bonds, as well as the performance of Mesaba's obligations under the facilities lease.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MESABA HOLDINGS, INC.

Date:November 15, 1999        BY:  /s/ Paul F. Foley
                                  ----------------------------
                                  Paul F. Foley
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

                              /s/ Jon R. Meyer
                                  ----------------------------
                                  Jon R. Meyer
                                  Director of Accounting/Controller
                                  (Principal Accounting Officer)