Form 10-Q
period 1999-12-31
MESABA HOLDINGS INC
filed 2000-02-15
CIK 835768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 1999

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

                    Yes     X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Outstanding as of February 1, 2000
               -----                    ----------------------------------
          Common Stock
          Par value $.01 per share                     20,267,141

                         PART I. FINANCIAL INFORMATION

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in the Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact may constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize. Factors which could cause the Company's actual results to differ from forward-looking statements include material changes in the relationship between the Company and Northwest Airlines; reductions or interruptions in Northwest Airlines' air service; changes in regulations affecting the Company, including DOT and FAA regulations or directives affecting airworthiness of aircraft; the acquisition and phase-in of a new aircraft; downturns in economic activity; seasonal factors; and labor relationships, including slow downs and/or work stoppages associated with the outcome of contract negotiations between the Company and the Association of Flight Attendants and Transport Workers Union.

 Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                         MESABA HOLDINGS, INC.
                      CONSOLIDATED BALANCE SHEETS
               (in thousands, except share information)

                                ASSETS


                                             December 31,    March 31,
                                                 1999           1999
                                             -----------     ---------
                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                    $  82,083     $  83,152
  Accounts receivable, net                        35,215        15,905
  Inventories                                      5,903         6,564
  Prepaid expenses and deposits                    4,915         3,719
  Deferred tax asset                               8,014         8,014
                                             -----------     ---------
     Total current assets                        136,130       117,354

PROPERTY AND EQUIPMENT:
  Facilities under capital lease                   9,147         9,147
  Rotables and other spare parts                  53,317        41,178
  Other property and equipment                    25,445        21,635
  Accumulated depreciation and amortization      (33,809)      (24,765)
                                             -----------     ---------
     Net property and equipment                   54,100        47,195

OTHER ASSETS AND DEFERRED COSTS                   13,253        14,674
                                             -----------     ---------
TOTAL ASSETS                                   $ 203,483     $ 179,223
                                             ===========     =========

The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                          MESABA HOLDINGS, INC.
                 CONSOLIDATED BALANCE SHEETS (Continued)
                 (in thousands, except share information)


                   LIABILITIES AND SHAREHOLDERS' EQUITY


                                                 December 31,    March 31,
                                                     1999          1999
                                                 -----------     ---------
                                                 (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term obligations     $      419     $     393
  Accounts payable                                    19,198        20,857
  Accrued liabilities
     Payroll                                           7,048         8,786
     Maintenance                                      13,786        10,415
     Other                                             7,764         8,223
                                                 -----------     ---------
     Total current liabilities                        48,215        48,674

LONG-TERM OBLIGATIONS, net of current                  4,041         4,359
        maturities

DEFERRED CREDITS AND OTHER LIABILITIES                15,221        16,951

SHAREHOLDERS' EQUITY:
Common stock,  $.01 par value;  60,000,000
shares authorized, 20,267,141 and 19,823,579             203           199
shares issued and outstanding, respectively
Paid-in capital                                       47,531        45,013
Warrants                                              16,500        16,500
Retained earnings                                     71,772        47,527
                                                 -----------     ---------
     Total shareholders' equity                      136,006       109,239
                                                 -----------     ---------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY         $ 203,483     $ 179,223
                                                 ===========     =========

The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                           MESABA HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                (in thousands, except per share information)


                                   Three Months Ended      Nine Months Ended
                                       December 31,           December 31,
                                   --------------------  --------------------
                                      1999       1998       1999       1998
                                   ---------  ---------  ---------  ---------
OPERATING REVENUES:
Passenger                          $ 99,823   $ 88,977   $ 299,926  $ 239,202
Other                                 1,185        664       3,400      2,597
                                   ---------  ---------  ---------  ---------
     Total operating revenues       101,008     89,641     303,326    241,799

OPERATING EXPENSES:
Wages and benefits                   24,828     20,395     73,402     58,331
Aircraft fuel costs                   6,694      6,622     20,288     19,128
Aircraft maintenance costs           18,309     15,823     51,291     40,781
Aircraft rents                       22,015     18,734     65,421     51,297
Landing fees                          1,850      1,771      5,652      5,026
Insurance and taxes                   1,431      2,313      4,137      6,433
Depreciation and amortization         3,690      2,467     10,499      6,799
Administrative and other costs       10,598     11,274     35,791     31,492
                                   ---------  ---------  ---------  ---------
     Total operating expenses        89,415     79,399    266,481    219,287

     Operating income                11,593     10,242     36,845     22,512


NONOPERATING INCOME (EXPENSE):
Interest expense                        (99)      (109)      (306)      (337)
Other, net                            1,377        899      3,212      3,469
                                   ---------  ---------  ---------  ---------
     Other income, net                1,278       790      2,906      3,132

     Income before income taxes      12,871     11,032     39,751     25,644
PROVISION FOR INCOME TAXES            5,020      4,302     15,506     10,001
                                   ---------  ---------  ---------  ---------
NET INCOME BEFORE CHANGE IN
ACCOUNTING PRINCIPLE                  7,851      6,730     24,245     15,643
PRE-OPERATING COST WRITE OFF, NET
        OF TAX                           -          -          -         800
                                   ---------  ---------  ---------  ---------
NET INCOME                         $   7,851  $   6,730  $  24,245  $  14,843
                                   =========  =========  =========  =========
NET INCOME PER SHARE:
Earnings per share before
accounting change - Basic          $    0.39  $    0.34  $   1.20   $    0.79
                                   =========  =========  =========  =========
Earnings per share - Basic         $    0.39  $    0.34  $   1.20   $    0.75
                                   =========  =========  =========  =========
Earnings per share before
accounting change - Diluted        $    0.38  $    0.32  $    1.15  $    0.73
                                   =========  =========  =========  =========
Earnings per share - Diluted       $    0.38  $    0.32  $    1.15  $    0.69
                                   =========  =========  =========  =========
WEIGHTED AVERAGE SHARES
OUTSTANDING:
     Basic                            20,252     19,838     20,147     19,758
                                   =========  =========  =========  =========
     Diluted                          20,913     21,230     21,099     21,541
                                   =========  =========  =========  =========

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                      MESABA HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited, in thousands)
                                                    Nine Months Ended
                                                       December 31,
                                                     1999          1998
                                                 -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                       $    24,245     $  14,843
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                    10,499         6,799
     Amortization of deferred credits                 (1,730)        1,506

     Gain on sale of inventory                             -          (799)
     Deferred income tax benefit                           -        (2,356)
Changes in current operating items:
     Accounts receivable, net                        (19,310)         (733)
     Inventories                                         661        (3,932)
     Prepaid expenses and deposits                    (1,196)        1,317
     Accounts payable and accrued liabilities            498         9,762
                                                 -----------     ---------
Net cash provided by operating activities             12,671        26,407

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment              (15,949)      (16,544)
     Other                                                 9            23
                                                 -----------     ---------
Net cash used for investing activities               (15,940)      (16,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                          2,518         2,457
     Repayment of long-term obligations                 (318)         (342)
                                                 -----------     ---------
Net cash provided by financing activities              2,200         2,115

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                           (1,069)       12,001
CASH AND CASH EQUIVALENTS:
     Beginning of period                              83,152        66,554
                                                 -----------     ---------
     End of period                               $    82,083     $  78,555
                                                 ===========     =========
SUPPLEMENTARY CASH FLOW INFORMATION:
     Cash paid during period for:
          Interest                               $       306     $     337
                                                 ===========     =========
          Income taxes                           $    14,922     $  10,984
                                                 ===========     =========

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

Mesaba also operates regional jet aircraft under a separate Regional Jet Services Agreement (the "Jet Agreement"), under which Mesaba will operate up to 36 Avro RJ85 ("RJ85") regional jets for Northwest and extends through May 1, 2007. Northwest has the right to terminate the Jet Agreement without cause upon 180 days written notice, such notice not to be given before May 1, 2003. As of December 31, 1999, Mesaba had taken delivery of 29 RJ85 aircraft and currently serves 45 cities. The aircraft are subleased from Northwest and are operated as Northwest Jet Airlink currently from the Minneapolis/St. Paul, Detroit and Memphis hubs.

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

3. EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128.

The table below sets forth the computation of earnings per common share.


                                        Quarter Ended    Nine Months Ended
                                        ---------------  -----------------
                                                    December 31,
                                        ----------------------------------
                                         1999     1998     1999     1998
                                        -------  -------  -------  -------
   Net Income                           $ 7,851  $ 6,730  $24,245  $14,843
                                        =======  =======  =======  =======
   For Earnings Per Common Share -       20,252   19,838   20,147   19,758
   Basic:
     Weighted average number of issued
   shares outstanding
   Effect of dilutive securities
     Computed shares outstanding under
   the Company's stock option plan
   utilizing the treasury stock method       78      317      352      528

     Computed shares outstanding under
   warrants issued utilizing the
   treasury stock method                    583    1,075      600    1,255
                                        -------  -------  -------  -------
   For earnings per Common Share - Diluted:
     Weighted average common shares
     and common share equivalents
     outstanding                         20,913   21,230   21,099   21,541
                                        =======  =======  =======  =======
   Earnings Per Share - Basic           $  0.39  $  0.34  $  1.20  $  0.75
                                        =======  =======  =======  =======
   Earnings Per Share - Diluted         $  0.38  $  0.32  $  1.15  $  0.69
                                        =======  =======  =======  =======

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.
Results of Operations for the Three Months Ended December 31, 1999 and 1998
---------------------------------------------------------------------------
(As used herein, _unit cost_ means operating cost per available seat mile. Dollars and shares outstanding are expressed in thousands)


EARNINGS SUMMARY. The Company reported net income of $7,851 or $0.38 diluted earnings per share for the three months ended December 31, 1999, compared to $6,730 or $0.32 diluted earnings per share in the same period of fiscal 1999. Weighted average common shares and common share equivalents outstanding decreased to 20,913 from 21,230.


OPERATING REVENUES. Total operating revenues increased 12.7% in the third quarter of fiscal 2000 to $101,008 from $89,641 in the year earlier quarter, and revenue passenger miles increased 27.9% to 387,638 from 303,153. Passenger revenue per available seat mile ("RASM") decreased to $0.146 from $0.163 in the previous year's third quarter. Unit revenue is decreasing, as expected, due to the introduction of additional RJ85 aircraft, for which Mesaba is not required to pay for all costs associated with operating the aircraft, therefore, Mesaba is not compensated for such
costs.   Mesaba's average load factor (percentage of seats filled on each aircraft on average = ASMs / RPMs ) was 56.7% in the third quarter compared to 55.7% during the same period a year ago. The improvement in traffic is attributable to the introduction of seven RJ85 aircraft when compared to one year ago as well as overall increases in passenger travel within the industry.

        Operating Costs Per          Three months ended December 31,
  Available Seat Mile (Unit Cost)         1999          1998
--------------------------------------------------------------------
Wages and benefits                        3.6 CENTS      3.8 CENTS
Aircraft fuel costs                       1.0            1.2
Aircraft maintenance costs                2.7            2.9
Aircraft rents                            3.2            3.4
Landing fees                              0.3            0.3
Insurance and taxes                       0.2            0.4
Depreciation and amortization             0.5            0.5
Administrative and other costs            1.6            2.1
                                       -------         -------
Total                                    13.1 CENTS     14.6 CENTS

                                     Three months ended December 31,
        Operating statistics                1999          1998
--------------------------------------------------------------------
Revenue passengers carried                1,417,800     1,212,100
Revenue passenger miles (000)               387,638       303,153
Available seat miles (000)                  683,408       544,407
Passenger load factor                          56.7%         55.7%
Passenger revenue per available seat mile    $0.146        $0.163
Departures                                   68,995        64,501
Aircraft in service                            102            96



OPERATING EXPENSES. Total operating expenses increased 12.6% to $89,415 from $79,399 in the prior year's third quarter. Operating expenses increased due to 13.6% more block hours flown. However, Mesaba's unit cost decreased 10.3% to $0.131 from $0.146 as a result of a 25.5% increase in available seat miles to 683,408 in the third quarter of fiscal 2000 from 544,407 in the year earlier quarter. The increase in ASMs was accomplished by the acquisition of seven RJ85 since December 31, 1998.

Wages and benefits increased 21.7% to $24,828 in the third quarter of fiscal 2000 from $20,395 in the third quarter of fiscal 1999. The increased capacity generated by the additional jet equipment has caused these costs to be reduced on a unit cost basis. The majority of the increase is a result of higher costs of flight crews and ground support personnel due to a 60.9% increase in block hours to support the RJ85 expansion program.

Fuel costs increased 1.1% to $6,694 in this year's third quarter compared to $6,622 in last year's third quarter. The change is primarily attributable to a increase in consumption as a result of 4.0% more block hours flown by turbo-prop aircraft when compared to one year ago, offset by increased utilization of the more fuel efficient Saab 340 aircraft. Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices. Mesaba's actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon both in the third quarter and a year ago. Unit cost for fuel decreased 16.7% to 1.0 cents from 1.2 cents. Northwest provides fuel for the jet operation at its expense.

Direct maintenance expense, excluding wages and benefits, increased 15.7% to $18,309 in the third quarter of fiscal 2000 from $15,823 in the third quarter of fiscal 1999. This increase was primarily attributable to the addition of seven RJ85 aircraft to the fleet. Unit cost for direct maintenance decreased 6.9% to 2.7 cents from 2.9 cents.

Aircraft rents increased 17.5% to $22,015 in the third quarter of fiscal 2000 from $18,734 in the third quarter of fiscal 1999. This increase is primarily attributable to the addition of seven RJ85 aircraft when compared to one year ago. Mesaba has taken delivery one RJ85 aircraft during the third quarter. Unit cost for aircraft rents decreased 5.9% to
3.2 cents from 3.4 cents.

Total landing fees increased 4.5% to $1,850 in the third quarter of fiscal 2000 compared to $1,771 for the third quarter of fiscal 1999. The increase is attributable to an increase in the overall effective landing fee rate. Unit cost for landing fees were 0.3 cents for both periods. Northwest pays for landing fees for the jet operation at its expense.

Insurance and taxes decreased 38.1% to $1,431 in the third quarter of fiscal 2000 compared to $2,313 for the third quarter of fiscal 1999. This is due primarily to a reduction in passenger liability insurance rates. This reduction was offset by increased passenger volume and increased hull values associated with the number of aircraft in the fleet. Due to the additional capacity generated by the jet and turboprop equipment, unit cost for insurance and taxes decreased 50.0% to 0.2 cents from 0.4 cents.

Depreciation and amortization increased 49.6% to $3,690 in the third quarter of fiscal 2000 compared to $2,467 in the third quarter of fiscal 1999. The higher level of depreciation and amortization resulted from the acquisition of spare parts to support the Saab 340 and RJ fleet. The Company paid contract rights fees in the form of stock purchase warrants issued to Northwest in connection with amendments to the Jet Agreement, which increased the number of aircraft to be flown by Mesaba from 12 to
36. These fees are being amortized on a straight- line basis over the remaining term of the Jet Agreement. Unit cost for depreciation and amortization were 0.5 cents for both periods.

Administrative and other costs decreased 6.0% to $10,598 in the third quarter of fiscal 2000 compared to $11,274 in the third quarter of fiscal 1999. This decrease is primarily attributable to lower pilot training and crew-related expenses, excluding wages and benefits, associated with increased flying. Unit cost for administrative and other costs decreased 23.8% to 1.6 cents from 2.1 cents. Mesaba is generally not required to provide airport and passenger related expenses for the jet operation.

OPERATING INCOME. Operating income totaled $11,593 in the third quarter, an increase of 13.2% from $10,242 a year ago. Mesaba's operating margin increased to 11.5% from 11.4% in the prior year's third quarter.

NONOPERATING INCOME. Nonoperating income increased to $1,278 in the third quarter from $790 in the prior year's third quarter as a result of additional interest income due to higher average levels of cash and cash equivalents.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 39.0% in the third quarter of fiscal 2000 and fiscal 1999.

Results of Operations for the Nine Months Ended December 31, 1999 and 1998
---------------------------------------------------------------------------
As used herein, "unit cost" means operating cost per available seat mile. Dollars and shares outstanding are expressed in thousands)


EARNINGS SUMMARY. The Company reported net income of $24,245 or $1.15 per diluted share for the nine months ended December 31, 1999, compared to $14,843 or $0.69 per share in the same period of fiscal 1999. Weighted average shares outstanding decreased to 21,099 from 21,541. On August 29, 1998 the Company temporarily suspended operations as a result of the pilot strike at Northwest Airlines. The Company resumed service on September 16, 1998. The suspension of operations had a material adverse affect on the results of operations for the previous fiscal year.


OPERATING REVENUES. Total operating revenues increased 25.4% in the first nine months of fiscal 2000 to $303,326 from $241,799 in the year earlier period, and revenue passenger miles increased 41.6% to 1,160,259 from 819,130. Passenger revenue per available seat mile ("RASM") decreased to $0.151 from $0.165 in the year earlier period. Unit revenue is decreasing, as expected, due to the introduction of additional RJ85 aircraft, for which Mesaba is not required to pay for all costs associated with operating the
aircraft, therefore, Mesaba is not compensated for such costs.   Mesaba's
average load factor was 58.5% in the nine-month period compared to 56.5% during the same period a year ago. The improvement in traffic is attributable to the introduction of seven RJ85 aircraft as well as overall increases in passenger travel within the industry.


        Operating Costs Per           Nine months ended December 31
  Available Seat Mile (Unit Cost)         1999          1998
--------------------------------------------------------------------
Wages and benefits                        3.7 CENTS     4.0 CENTS
Aircraft fuel costs                       1.0           1.3
Aircraft maintenance costs                2.6           2.8
Aircraft rents                            3.3           3.5
Landing fees                              0.3           0.4
Insurance and taxes                       0.2           0.4
Depreciation and amortization             0.5           0.5
Administrative and other costs            1.8           2.2
                                       -------         -------
Total                                    13.4 CENTS    15.1 CENTS


                                      Nine months ended December 31,
        Operating statistics              1999          1998
--------------------------------------------------------------------
Revenue passengers carried                 4,324,700     3,214,900
Revenue passenger miles (000)              1,160,259      819,130
Available seat miles (000)                 1,984,479     1,449,567
Passenger load factor                           58.5%         56.5%
Passenger revenue per available seat mile     $0.151        $0.165
Departures                                   206,831       174,555
Aircraft in service                            102            96

OPERATING EXPENSES. Total operating expenses increased 21.5% to $266,481 from $219,287 in the prior year's first nine months. Mesaba's unit cost decreased 11.3% to $0.134 from $0.151 as a result of a 36.9% increase in available seat miles to 1,984,479 in the first nine months of fiscal 2000 from 1,449,567 in the year earlier period. The increase in ASMs was primarily accomplished by the acquisition of seven RJ85s when compared to one year ago.

Wages and benefits increased 25.8% to $73,402 in the first nine months of fiscal 2000 from $58,331 in the first nine months of fiscal 1999. The majority of the increase is a result of higher cost of flight crews and ground support personnel due to a 23.8% increase in block hours and the
addition of flight crews to support the introduction of the RJ85.   The
increased capacity generated by the additional jet equipment has caused these costs to be reduced on a unit cost basis 7.5% to 3.7 cents from 4.0 cents.

Fuel costs increased 6.1% to $20,288 in this year's first nine months
compared to $19,128 in last year's first nine months.   The increase is
primarily attributable to an increased consumption due to a 12.4%
additional block hours flown offset by higher utilization of the more fuel-efficient Saab 340 aircraft. Provisions of the Airlink Agreement with Northwest protect Mesaba from fluctuations in fuel prices. Mesaba's cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon both in
the current nine-month period and a year ago.   Unit cost for fuel
decreased 23.1% to 1.0 cents from 1.3 cents. Northwest provides fuel for the jet operation at its expense.

Direct maintenance expense, excluding wages and benefits, increased 25.8% to $51,291 in the first nine months of fiscal 2000 from $40,781 in the first nine months of fiscal 1999. This increase was primarily attributable to the addition of seven RJ85 aircraft to the fleet and increased utilization of the Saab 340 fleet. Unit costs for direct maintenance decreased 7.1% to 2.6 cents from 2.8 cents.

Aircraft rents increased 27.5% to $65,421 in the first nine months of fiscal 2000 from $51,297 in the first nine months of fiscal 1999. This increase is primarily attributable to the addition of seven RJ85 aircraft. Mesaba has taken delivery of seven RJ85 aircraft during the
current nine-month period.   Unit cost for aircraft rents decreased 5.7%
to 3.3 cents from 3.5 cents.

Total landing fees increased 12.5% to $5,652 in the first nine months of fiscal 2000 compared to $5,026 for the first nine months of fiscal 1999. The increase is attributable to an 8.1% increase in the total gross landed weight due to increased turbo-prop activity and a 2.4% increase in the overall effective landing fee rate. Unit cost for landing fees decreased 25.0% to 0.3 cents from 0.4 cents. Northwest provides landing fees for the jet operation at its expense.

Insurance and taxes decreased 35.7% to $4,137 in the first nine months of fiscal 2000 compared to $6,433 for the first nine months of fiscal 1999. This is due primarily to reduction in passenger liability insurance rates offset by an increase in passenger liability insurance associated with increased passenger volume. Due to the additional capacity generated by the larger jet and turboprop equipment, unit cost for insurance and taxes decreased 50.0 % to 0.2 cents from 0.4 cents.

Depreciation and amortization increased 54.4% to $10,499 in the first nine months of fiscal 2000 compared to $6,799 in the first nine month of fiscal 1999. The higher level of depreciation and amortization resulted from increased expenditures associated with ground support equipment to support the additional cities served as a part of the expanded flights out of the

Minneapolis/St. Paul hub and the acquisition of spare parts to support the Saab fleet. Unit cost for depreciation and amortization remained unchanged at 0.5 cents.

Administrative and other costs increased 13.7% to $35,791 in the first nine months of fiscal 2000 compared to $31,492 in the first nine months of fiscal 1999. This increase is primarily attributable to higher crew and ground operations related expenses, excluding wages and benefits, associated with increased flying. Due to the additional capacity generated by the larger jet and turboprop equipment, unit cost for administrative and other costs decreased 18.2% to 1.8 cents from 2.2 cents.

OPERATING INCOME. Operating income totaled $36,845 in the current nine-month period, an increase of 63.7% from $22,512 a year ago. Mesaba's operating margin increased to 12.1% from 9.3% in the prior year's first nine months.

NONOPERATING INCOME. Nonoperating income decreased to $2,906 in the current nine-month period from $3,132 in the prior year's first nine months as a result of a $0.8 million one-time gain on the sale of surplus aircraft parts in fiscal 1999 offset by higher levels of interest income due to higher average cash balances.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 39.0% in the first nine months of fiscal 2000 and in fiscal 1999.

Liquidity and Capital Resources
-------------------------------
The Company's working capital increased to $87,915 with a current ratio of
2.8 at December 31, 1999 compared to $68,680 and 2.4 at March 31, 1999. Cash and cash equivalents decreased by $1,069 to $82,083 at December 31, 1999. Net cash flows provided by operating activities totaled $12,671 in the first nine months of fiscal 2000 compared to $26,407 in the first nine months of fiscal 1999. Net cash flows used for investing activities amounted to $15,940 during the nine months ended December 31, 1999 compared to $16,521 in the same period last year. Net cash flows provided by financing activities through December 31, 1999 totaled $2,200 compared to $2,115 in the same period last year.

Long-term obligations, net of current maturities, totaled $4,041 at December 31, 1999 compared to $4,359 at March 31, 1999. The ratio of long-term debt to stockholders' equity decreased to .03 at December 31, 1999 from .04 at March 31, 1999.

As of January, 2000, Mesaba's fleet consisted of 103 aircraft covered under operating leases with remaining terms of two months to 16.5 years and an aggregate monthly lease payments of approximately $8.6 million. Operating leases have been Mesaba's primary method of acquiring aircraft, and management expects to continue relying on this method to meet most of its future aircraft needs. Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with original terms up to 17.5 years. Mesaba leases its RJ85 aircraft from Northwest under operating leases with terms of up to 10 years. Northwest has agreed to lease a total of 36 RJ85 aircraft to Mesaba under similar terms. The remaining seven undelivered aircraft will require additional monthly lease payments of approximately
1.0 million per month and will be funded from operations. Continued funding of the monthly minimum lease payments is ensured as long as the current operating contracts with Northwest are in effect.

During September 1999, Mesaba committed to lease approximately 497,000 square feet of facilities, ramp, parking and unimproved land at the Cincinnati/Northern Kentucky Airport. The commitment covers approximately 126,000 square feet of hangar and maintenance space and obligates Mesaba to pay monthly rentals of $92 until January 29, 2029 as part of Special Facilities Bond financing provided by Cincinnati/Northern Kentucky Airport Authority. A separate ground lease has a 30-year term concurrent with the facilities lease, which expires January 29, 2029. Monthly lease payments of $10.4 are required under the ground lease. Mesaba intends to make these lease payments from operations.

The Company has historically relied upon cash balances and internally
generated funds to support its working capital requirements.   Management
believes that funds from operations will provide adequate resources for meeting non-aircraft capital needs in fiscal 2000.

                                    Part II.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits


     (b)Reports on Form 8-K
          The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MESABA HOLDINGS, INC.

Date:  February 14, 2000        BY:  /s/ Robert E. Weil
                                     -------------------------
                                     Robert E. Weil
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

                                     /s/ Jon R. Meyer
                                     -------------------------
                                     Jon R. Meyer
                                     Director of Accounting/Controller
                                    (Principal Accounting Officer)