Form 10-Q/A
period 1999-12-31
MESABA HOLDINGS INC
filed 2000-03-15
CIK 835768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q/A

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

                      MESABA HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited, in thousands)
                                                    Nine Months Ended
                                                       December 31,
                                                     1999          1998
                                                 -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                       $    24,245     $  14,843
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                    10,499         6,799
     Amortization of deferred credits                 (1,730)        1,506

     Gain on sale of inventory                             -          (799)
     Deferred income tax benefit                           -        (2,356)
Changes in current operating items:
     Accounts receivable, net                        (19,310)         (733)
     Inventories                                         661        (3,932)
     Prepaid expenses and deposits                    (1,196)        1,317
     Accounts payable and accrued liabilities           (498)        9,762
                                                 -----------     ---------
Net cash provided by operating activities             12,671        26,407

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment              (15,949)      (16,544)
     Other                                                 9            23
                                                 -----------     ---------
Net cash used for investing activities               (15,940)      (16,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                          2,518         2,457
     Repayment of long-term obligations                 (318)         (342)
                                                 -----------     ---------
Net cash provided by financing activities              2,200         2,115

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                           (1,069)       12,001
CASH AND CASH EQUIVALENTS:
     Beginning of period                              83,152        66,554
                                                 -----------     ---------
     End of period                               $    82,083     $  78,555
                                                 ===========     =========
SUPPLEMENTARY CASH FLOW INFORMATION:
     Cash paid during period for:
          Interest                               $       306     $     337
                                                 ===========     =========
          Income taxes                           $    14,922     $  10,984
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


                                   MESABA HOLDINGS, INC.

Date:  March 14, 2000            BY:  /s/ Robert E. Weil
                                     -------------------------
                                     Robert E. Weil
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

                                     /s/ Jon R. Meyer
                                     -------------------------
                                     Jon R. Meyer
                                     Director of Accounting/Controller
                                    (Principal Accounting Officer)