Form 10-K405
period 2000-03-31
MESABA HOLDINGS INC
filed 2000-06-29
CIK 835768

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2000

                                         OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from __________ to __________
    Commission File No. 0-17895

                               MESABA HOLDINGS,INC.
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

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 5, 2000 was approximately $248,291,000.

As of June 5, 2000, there were 20,268,641 shares of Common Stock of the registrant issued and outstanding.

                    Documents Incorporated By Reference

Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

   Document Incorporated                                 Part of Form 10-K
   ---------------------                                 -----------------
Proxy Statement for 2000 Annual Meeting of Shareholders      Part III

               CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES
                           LITIGATION REFORM ACT OF 1995

Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact may constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize. Factors which could cause the Company's actual results to differ from forward-looking statements include material changes in the relationship between the Company and Northwest Airlines; reductions or interruptions in Northwest Airlines' air service; changes in regulations affecting the Company, including DOT and FAA regulations or directives affecting airworthiness of aircraft; the acquisition and phase-in of a new aircraft; downturns in economic activity; seasonal factors; and labor relationships, including labor shortages, slow downs and/or work stoppages associated with the outcome of contract negotiations between the Company and the Association of Flight Attendants.

                                  PART I
Item 1.     BUSINESS

      Mesaba Holdings, Inc. ("Mesaba Holdings" or the "Company") is the holding company for Mesaba Aviation, Inc. ("Mesaba"). Mesaba is a regional airline currently providing scheduled passenger service under the name "Mesaba Airlines/Northwest Airlink" or "Mesaba Airlines/Northwest Jet Airlink" to 103 cities and metropolitan areas in 27 states and 3 provinces of Canada. All flights currently operated by Mesaba are designated as Northwest Airlines flights under agreements with Northwest Airlines, Inc. ("Northwest"). Mesaba's flight schedules are coordinated with those of Northwest to facilitate interline connections at the Minneapolis/St. Paul International Airport, Detroit Metropolitan Airport and the Memphis International Airport.

AGREEMENTS WITH NORTHWEST

      The Company operates as a regional air carrier providing scheduled jet-prop and air freight service as Mesaba Airlines/Northwest Airlink under an Airline Services Agreement (the "Airlink Agreement") with Northwest to 84 cities in the Upper Midwest and Canada from Northwest's hub airports in Minneapolis/St. Paul and Detroit. The Airlink Agreement provides for exclusive jet-prop rights to designated service areas and extends through June 30, 2007. Either Northwest or Mesaba has the right to terminate the Airlink Agreement without cause upon 365 days notice, such notice not to be given before July 1, 2000.

      Mesaba also operates regional jet aircraft under a separate Regional Jet Services Agreement (the "Jet Agreement"), under which Mesaba operates Avro RJ85 ("RJ85") regional jets for Northwest. As of June 2000, Mesaba had taken delivery of all 36 RJ85 aircraft which currently serve 46 cities. The aircraft are subleased from Northwest and are operated as Northwest Jet Airlink from the Minneapolis/St. Paul, Detroit and Memphis hubs. Northwest has the right to terminate the Jet Agreement without cause upon not less than 180 days nor more than 365 days notice, such notice not to be given before October 25, 2003.

      Under the agreements, all flights that Mesaba currently operates are designated as Northwest flights using Northwest's designator code in all computer reservations systems, including the Official Airline Guide, with an asterisk and a footnote indicating that Mesaba is the carrier providing the service. In addition, flight schedules of Mesaba and Northwest are closely coordinated to facilitate interline connections, and Mesaba's passenger gate facilities at the Minneapolis/St. Paul International Airport, Detroit Metropolitan Airport and Memphis International Airport are integrated with Northwest's facilities in the main terminal buildings, rather than at the more remote commuter air terminals. The agreements with Northwest also permit Mesaba to offer its passengers fares between the cities serviced by Mesaba and all of the destinations served by Northwest as well as participation in Northwest's frequent flyer program. Mesaba's jet aircraft are painted in the colors of Northwest Airlines and the jet-prop aircraft are painted in a distinctive "Northwest Airlink" configuration, with a Northwest Airlines logo in addition to Mesaba's name.

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

ROUTE SYSTEM

The following sets forth certain information with respect to Mesaba's scheduled route system for June 2000.

Cities served from Minneapolis/St. Paul: Grand Rapids, MN, Brainerd, MN, Pierre, SD, Sioux Falls, SD, Bemidji, MN, Thief River Falls, MN, Aberdeen, SD, Wausau, WI, Lincoln, NE, Grand Forks, ND, Watertown, SD, Fargo, ND, Omaha, NE, Moline, IL, Houghton/Hancock, MI, Marquette, MI, LaCrosse, WI, Bloomington, IL, Thunder Bay, Ontario, St. Cloud, MN, Escanaba, MI, Ely, MN, Bismarck, ND, Kalamazoo, MI, Rochester, MN, Kenora, Ontario, Green Bay, WI, Cincinnati, OH, Traverse City, MI, Waterloo, IA, Mason City, IA, Fort Dodge, IA, Sioux City, IA, Hibbing, MN, Duluth, MN, Rhinelander, WI, Eau Claire, WI, Dubuque, IA, Peoria, IL, Rockford, IL, Appleton, WI , International Falls, MN, Pellston, MI, Cedar Rapids, IA, Regina, Saskatchewan, Aspen, CO, White Plains, NY, Saginaw, MI, Madison, WI, Rapid City, SD, Flint, MI, Pittsburgh, PA, St. Louis, MO, Charlotte, NC, Columbus, OH, Dayton, OH.

Cities served from Detroit: Erie, PA, Akron/Canton, OH, Dayton, OH, Flint, MI, Traverse City, MI, Pellston, MI, Wausau, WI, Houghton/Hancock, MI, Marquette, MI, Toledo, OH, Muskegon, MI, Columbus, OH, Kalamazoo, MI, Cincinnati, OH, Lansing, MI, Youngstown, OH, Fort Wayne, IN, Lexington, KY, Charleston, WV, London, Ontario, Binghamton, NY, Roanoke, VA, Lafayette, IN, Bloomington, IL, South Bend, IN, Louisville, KY, Escanaba, MI, Champaign, IL, Evansville, IN, Knoxville, TN, State College, PA, Saginaw, MI, Benton Harbor, MI, Harrisburg, PA, Ottawa, Ontario, Elmira, NY, Allentown, PA, Cleveland, OH, Rochester, NY, Appleton, WI, Rockford, IL, Pittsburgh, PA, Des Moines, IA, Green Bay, WI, Peoria, IL, Rhinelander, WI, Montreal, Quebec, White Plains, NY, Alpena, MI, Sault Ste. Marie, MI, Dubuque, IA, Duluth, MN, Greensboro, NC, Portland, ME, Winston-Salem, NC, St. Louis, MO

Cities served from Memphis: Cincinnati, OH, St. Louis, MO, Knoxville, TN, Atlanta, GA, Huntsville, AL, Wichita, KS, Cleveland, OH, Fayetteville, AK, Dallas/Ft. Worth, TX, Baton Rouge, LA, Jackson MS, Biloxi/Gulfport, MS, Nashville, TN, Raleigh/Durham, NC, St. Louis, MO.

From time to time Mesaba reviews the feasibility of expanding the frequency of its service to airports currently being served, as well as initiating passenger service to additional cities generally within its service area. Mesaba works closely with Northwest to coordinate flight schedules and to facilitate connections between Mesaba and Northwest. See "Business . Agreements with Northwest."

AIRCRAFT

The following table sets forth-certain information as to Mesaba's passenger aircraft fleet as of June 1, 2000:

                                                Approximate    Approximate
                                                  single        Average
                                                  flight        Cruising
         Type of      Number of     Seating        range          Speed
        Aircraft      Aircraft      Capacity      (miles)       (M.P.H.)
        ---------     ---------     ---------    -----------  ------------
        Avro RJ85        36           69          1,400           410
        Saab 340         73         30/34           500           300

Mesaba leases or sub-leases its Avro RJ85 aircraft from Northwest under operating leases with terms of up to 10 years. The Jet Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events. The Avro RJ85 aircraft are fast, pressurized jet airplanes with galleys, dual class cabins, standup headroom, lavatories, ACARS, radar, ground proximity warning, traffic collision avoidance and de-icing systems.

Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through sub-leases with Northwest under operating leases with terms of up to 17 years. The Airlink Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events. The Saab 340 aircraft are fast, fuel efficient, pressurized jet- prop airplanes with galleys, standup headroom, lavatories, radar, global positioning, ground proximity warning, traffic collision avoidance and de- icing systems.

All of Mesaba's aircraft comply fully with all current Federal Aviation Regulations issued by the Federal Aviation Administration ("FAA").

As of June 2000, Mesaba's existing fleet of Avro RJ85 and Saab 340 aircraft had remaining lease terms of nine months to 16 years. The current aggregate monthly lease payments for all aircraft is approximately $8,500,000.

COMPETITION

The airline industry is highly competitive as a result of the Airline Deregulation Act of 1978 (the "Deregulation Act"). In general, the Deregulation Act increased competition by eliminating restrictions on fares and route selection. The Deregulation Act also contributed to the withdrawal of national and major carriers from short-haul markets by allowing them to more easily obtain additional long-haul routes, which can be more efficiently and profitably served by larger jet aircraft. Elimination of barriers to entry into new markets, however, also creates greater potential for competing service by other carriers operating small, fuel-efficient aircraft on short-haul routes serving small and medium-sized cities. Mesaba currently competes directly with other regional airlines on some routes it serves. Mesaba also faces competition from regional carriers offering service to alternative hubs for connecting flights. No assurance can be given that other carriers, including major carriers, will not institute competing service on routes served by Mesaba.

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

FUEL

The cost of aviation fuel accounted for 7.5% of total operating costs for the year ended March 31, 2000, 8.5% the year ended March 31, 1999, and 10.1% for the year ended March 31, 1998.

The Company has arrangements with Northwest and ten major fuel suppliers for substantial portions of its fuel requirements. The Company believes that such arrangements assure an adequate supply of fuel for current and anticipated future operations. Both the cost and availability of fuel, however, are subject to factors beyond the control of the Company. Certain provisions of the Airlink Agreement protect Mesaba from fluctuations in aviation fuel prices and Northwest provides fuel for all of the jet operations.

FARES

Mesaba derives its passenger revenues by selling its capacity to Northwest at predetermined rates. Passenger fares vary primarily in relation to length of the flight and other factors and are established by Northwest. Under the agreements with Northwest, the Company has the ability to enter into arrangements with other air carriers for service to cities not served by Northwest, so long as the Company does not use the "NW" designator code, Avro RJ85 or Saab 340 aircraft with respect to such service. The Company would need to acquire additional aircraft if it entered into an arrangement for service to carriers other than Northwest.

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

     DOT REGUALTION.  Prior to October 1992, Mesaba was registered under
Part 298 of the economic regulations of the DOT. On October 26, 1992, the DOT granted Mesaba a Certificate of Public Convenience and Necessity under
Section 401 of the Aviation Act. As a certificated carrier, Mesaba is required to file certain additional quarterly reports with the DOT, including a report of aircraft operating expenses and related statistics. The Certificate of Public Convenience and Necessity is a prerequisite for operations with aircraft larger than 60 seats.

     OTHER REGULATION.  Under the Noise Control Act of 1972 and the
Aviation Safety and Noise Abatement Act of 1979, the FAA has authority to monitor and regulate aircraft engine noise. Management of the Company believes that Mesaba's aircraft comply with or are exempt from such regulations and that Mesaba complies with standards for aircraft exhaust emissions and fuel storage facilities issued by the Environmental Protection Agency. The Company is also required to comply with the drug-testing program adopted under Part 14 CFR by the DOT. As a foreign carrier operating in Canada, the Company is subject to regulation by the Canadian Department of Transport and has been issued Foreign Air Carrier Operating Certificates by such agency. Because Northwest maintains certain contracts with the Department of Defense (the "DOD"), Mesaba is subject to periodic inspections by the DOD.

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

AIRPORT AND TEMINAL FACILITIES

     Mesaba's ticket counter and baggage-handling space is leased from local airport authorities or other airlines at all of the airports served. In 47 of the cities it serves, Mesaba receives support service under agreements with Northwest. The duration of the leases and service agreements vary.

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

     Mesaba leases approximately 497,000 square feet of facilities, ramp, parking and unimproved land at the Cincinnati/Northern Kentucky Airport under separate ground and facilities leases. The facilities lease covers approximately 126,000 square feet of hangar and maintenance space and Mesaba pays monthly rentals of approximately $88,000 until January 29, 2029 as part of Special Facilities Bond financing provided by Cincinnati/Northern Kentucky Airport Authority. The ground lease has a 30-year term concurrent with the facilities lease, which expires January 29, 2029. Monthly lease payments of approximately $10,500 are required under the ground lease.

EMPLOYEES

     As of June 2000, Mesaba employed 3,372 persons, of whom 935 were pilots, 338 were management, administrative and clerical personnel, 325 were aircraft maintenance personnel, 1,190 were station managers, station agents and line services personnel, and 584 were flight attendants. Approximately 840 of Mesaba's employees are part-time.

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

    The Aircraft Mechanics Fraternal Association ("AMFA") represents Mesaba's mechanics. Mesaba concluded negotiations with AMFA and reached a new collective bargaining agreement effective August 22, 1999, with a term of four years.

     The Transportation Workers Union ("TWU") represents Mesaba's dispatchers. Mesaba concluded negotiations with TWU and reached a new collective bargaining agreement effective May 26, 2000, with a term of five years.

     The Association of Flight Attendants ("AFA") represents Mesaba's flight attendants. Formal negotiations between Mesaba and AFA are currently in progress. The Company has yet to achieve its first contract with AFA, since negotiations only began in May 2000.

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

CYCLICITY AND SEASONALITY

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


             Name          Age              Position               Officer
                                                                   since

     Carl R. Pohlad         84  Chairman of the Company and          1995
                                 Mesaba
     Paul F. Foley          47  President and Chief Executive        1999
                                 Officer of the Company and Mesaba
     John S. Fredericksen   51  Executive Vice President,            1992
                                 Administration, General Counsel
                                 and Secretary of the Company and
                                 Mesaba
     Robert E. Weil         35  Vice President, Chief Financial      2000
                                 Officer and Treasurer of the
                                 Company and Mesaba
     Scott L. Durgin        38  Vice President, Customer Service     1996
                                 of Mesaba
     John G. Spanjers       45  Vice President, Flight Operations    1999
                                 of Mesaba
     Scott R. Bussell       47  Vice President, Technical            2000
                                 Operations of Mesaba

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

     Paul F. Foley is a Class One director and President and Chief Executive Officer of the Company. Mr. Foley was appointed President and Chief Executive Officer of the Company in October 1999. Prior to joining the Company, Mr. Foley was Vice President of Operations Support at Atlas Air, Inc. In this position, he was responsible for Airline Flight Crew and Ground Operations in 66 cities and 33 countries. He was previously at LSG Lufthansa Service/Sky Chefs as Group Vice President of Operations, North America. He also served as President of Continental Airline's subsidiary, Chelsea Catering Corporation. Mr. Foley holds a Bachelor of Science degree from Cornell University and a Masters Degree from Southern Methodist University.

     John S. Fredericksen joined the Company as Vice President, General Counsel in July 1992. In August 1993, Mr. Fredericksen was appointed Senior Vice President, Operations of the Company and Mesaba. He was appointed Secretary of the Company and Mesaba in November 1994. In October 1999, he was appointed to his current positions with the Company and Mesaba. From March 1987 until joining the Company, Mr. Fredericksen was employed by the Regional Airline Association, Washington, D.C., serving most recently as its President. From 1980 until 1987, Mr. Fredericksen was an attorney with the Federal Aviation Administration.

     Robert E. Weil was named Vice President, Chief Financial Officer and Treasurer of the Company and Mesaba in January 2000. Mr. Weil was the Managing Director of Finance - Ground Operations for Northwest Airlines from December 1997 until joining the Company. He also held the position of Controller - Ground Operations and held various other finance positions at Northwest since 1991. Mr. Weil holds a Masters degree in Business from the Kellogg Graduate School of Management at Northwestern University.

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

     John G. Spanjers was named Vice President, Flight Operations of the Company and Mesaba in November 1999. Mr. Spanjers joined the Company in November 1999. Mr. Spanjers was employed by Northwest Airlines from June 1988 to November 1999, serving most recently as Director Performance Engineering. Prior to that, Mr. Spanjers held various operational positions within the regional and charter airline industry.

     Scott R. Bussell was named Vice President, Technical Operations of the Company and Mesaba in May 2000. Mr. Bussell joined the Company in October 1995 as Director of Maintenance for Mesaba Airlines. Before coming to Mesaba in 1995, Mr. Bussell held the position of Director of Maintenance
for Renown Aviation in Roswell, NM.   From 1977 to 1994 Mr. Bussell held
numerous positions in Technical operations while employed at Continental Airlines and Frontier Airlines in Denver, CO. Mr. Bussell graduated with honors from Colorado Aero Tech and holds a FAA Airframe and Powerplant License.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FOURTH QUARTER OF FISCAL YEAR

      There were no matters submitted to a vote of the Company's shareholders during the three-month period ended March 31, 2000.

                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is traded under the symbol "MAIR" on the NASDAQ National Market.

     The following table sets forth the range of high and low sale prices for the Company's Common Stock and the dividends per share for each of the fiscal quarters of the two years ended March 31, 2000. Quotations for such periods are as reported by NASDAQ for National Market issues. All prices have been adjusted to reflect the Company's three-for-two stock split effective April 30, 1998. The Company has not issued cash dividends since September 1995.

STOCK QUOTATIONS
                                            ($)High   ($)Low
                                            -------   ------
            Fiscal 1999
                  First quarter              24.25     20.00
                  Second quarter             28.75     13.00
                  Third quarter              21.00      9.75
                  Fourth quarter             21.00     12.13

            Fiscal 2000
                  First quarter              17.00     12.00
                  Second quarter             14.75     10.75
                  Third quarter              14.13      8.88
                  Fourth quarter             12.56     10.00

     On June 12, 2000, the number of holders of record of Common Stock was 863.

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


                                                  March 31,

                                2000      1999     1998     1997       1996
                              ---------  --------  --------  --------  --------
Statement of Operations Data:      (amounts in thousands, except per share data)

Operating revenues            $406,199  $331,753  $277,225  $185,701  $170,455
Operating expenses            $359,364  $299,531  $246,856  $166,118  $158,148
                              ---------  --------  --------  --------  --------
Operating income              $ 46,835  $ 32,222  $ 30,369  $ 19,583  $ 12,307
                              ========  ========  ========  ========  ========
Net income                    $ 31,061  $ 21,271  $ 19,804  $ 11,986  $  6,972*
                              ========  ========  ========  ========  ========
Net income per share - Basic  $   1.54  $   1.07  $   1.03  $   0.63  $   0.41*
                              ========  ========  ========  ========  ========
Weighted Average number of
shares outstanding-Basic        20,177    19,793    19,270    19,143    16,857
                              ========  ========  ========  ========  ========
Net income per share-Diluted  $   1.48  $   0.99  $   0.95  $   0.62  $   0.40*
                              ========  ========  ========  ========  ========
Weighted Average number of shares
outstanding and common share
equivalents-Diluted             21,043    21,512    20,846    19,310    17,43
                              ========  ========  ========  ========  ========

*Excludes non-taxable gain of $49,303 from distribution of subsidiary

                                               As of March 31,

                                2000      1999     1998     1997       1996
                              ---------  --------  --------  --------  --------
Balance Sheet Data:                         (dollars in thousands)

Current assets                $139,952  $116,369  $ 89,499  $ 67,601  $ 43,212
Net property and equipment      54,109    47,195    32,097    19,772    12,388
Other noncurrent assets         13,663    15,659    15,595    17,193     2,604
                             ---------  --------  --------  --------  --------
Total assets                  $207,724  $179,223  $137,191  $104,566  $ 58,204
                              ========  ========  ========  ========  ========
Current liabilities           $ 44,686  $ 48,674  $ 42,509  $ 33,393  $ 17,323
Long-term liabilities           18,320    21,310    19,136    21,379     6,466
Shareholders' equity           144,718   109,239    75,546    49,794    34,415
                             ---------  --------  --------  --------  --------
Total liabilities and
     shareholders' equity     $207,724  $179,223  $137,191 $104,566  $  58,204
                              ========  ========  ========  ========  ========

                         Mesaba Aviation, Inc. (1)

                                             Year ended March 31,
                                2000      1999     1998     1997       1996
                              ---------  --------  --------  --------  --------
Selected Operating Data:

Revenue passengers carried  5,667,600  4,342,200 3,324,146  1,959,632 1,572,401
Revenue passenger
     miles (000's)(2)       1,534,116  1,112,050   805,495    445,871   344,592
Available seat
     miles (000's) (3)      2,677,712  1,994,626 1,469,229    864,083   732,018
Passenger revenue per
   available seat mile       $  .150    $  .165   $  .186    $  .212   $  .204
Cost per available seat mile $  .134    $  .150   $  .168    $  .192   $  .190
Passenger load factor (4)       57.3%      55.8%     54.8%      51.6%     47.1%
Break-even load factor (5)      50.1%      49.8%     48.3%      46.3%     43.3%
Yield per revenue
   passenger mile (6)        $  .262    $  .295   $  .340    $  .416   $  .434
Departures                   274,357    236,209   201,622    144,266   123,985
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

     The Company reported net income of $31.1 million or $1.48 per diluted share for the fiscal year ended March 31, 2000, compared to $21.3 million or $0.99 per diluted share in fiscal 1999 and $19.8 million or $0.95 per diluted share in fiscal 1998. Weighted average common shares and common share equivalents outstanding was 21.0 million, 21.5 million and 20.8 million in fiscal years 2000, 1999 and 1998 respectively. Earnings per share and weighted average shares outstanding for fiscal 1998 have been adjusted to reflect a three-for-two stock split in the form of a 50% stock dividend declared by the Board of Directors on April 6, 1998 for shares held of record on April 17, 1998.

RSULTS OF OPERATIONS

     OPERATING REVENUES. Operating revenues rose 22.4% to $406.2 million in fiscal 2000 from $331.8 million in fiscal 1999 and $277.2 million in fiscal
1998.   Passenger revenue per available seat mile ("RASM") decreased 9.1%
to $0.150 from $0.165 in 1999 and 19.4% from $0.186 in 1998, primarily due to additional deliveries of the higher capacity RJ85 aircraft. Mesaba's revenue per available seat mile is lower on the RJ85 than the Saab 340 because Northwest provides more services related to the jet operation. Mesaba's average passenger load factor was 57.3% in 2000, up from 55.8% in 1999 and 54.8% in 1998. The improvements in traffic and load factor are attributable to the introduction of 11 RJ85 aircraft as well as overall increases in passenger demand within the industry.

    OPERATING EXPENSES. Due to additional aircraft, total operating expenses increased 20.0% to $359.4 million in 2000 from $299.5 million in
1999 and $246.9 million in 1998.   Mesaba experienced a 10.7% decrease in
the cost per available seat mile ("CASM") to 13.4 cents compared with 15.0 cents in 1999. Seat capacity (measured in available seat miles or "ASM") increased 34.2% in 2000 to 2.68 billion, primarily as a result of the introduction of 11 RJ85 aircraft. The following table compares components of Mesaba's operating cost per ASM for the years ended March 31, 2000, 1999 and 1998:

                                          2000       1999       1998
                                          ----       ----       ----
            Wages and benefits             3.7 CENTS  4.0 CENTS  4.6 CENTS
            Fuel                           1.0        1.3        1.7
            Direct maintenance             2.6        2.8        2.9
            Rents                          3.3        3.5        3.9
            Landing fees                   0.3        0.4        0.4
            Insurance and taxes            0.2        0.4        0.5
            Depreciation and amortization  0.5        0.5        0.4
            Other                          1.8        2.1        2.4
                                          ----       ----       ----
                 Total                    13.4       15.0       16.8

    Wages and benefits increased 23.4% to $99.1 million in fiscal 2000 compared to $80.3 million in fiscal 1999 and $67.2 million in fiscal 1998. However, the increased capacity generated by the additional aircraft has caused these costs to be reduced on a unit cost basis 7.5% to 3.7 cents from
4.0 cents. The overall dollar increase is a result of increased cost of flight crews due to a 21.5% increase in block hours flown and the addition of flight crews to support the continued introduction of the RJ85 aircraft. Wage and benefit cost of support personnel also increased due to an increase in scheduled operations. Normal wage and benefit increases also contributed to the higher expenses. Overall, personnel levels (measured on a full time equivalent basis at the fiscal year end) increased to approximately 3,000 from 2,700.

    Total fuel costs increased 5.1% to $26.8 million in fiscal 2000 from $25.5 million in fiscal 1999 and $25.0 million in fiscal 1998. The change is attributable to increased consumption caused by an increase in block hours flown by the jet-prop operation. The average price per gallon, including taxes and into plane fees, was 83.5 cents in fiscal years 2000, 1999 and 1998. Certain provisions of the Airlink Agreement protect Mesaba from future fluctuations in fuel prices. Unit cost decreased 23.1% to 1.0 cents from 1.3 cents. Mesaba is not required to provide fuel for the jet operation.

    Direct maintenance expense, excluding wages and benefits costs, increased to $69.8 million in fiscal 2000 from $56.7 million in fiscal 1999
and $42.2 million in fiscal 1998.   This increase was attributable to the
addition of 11 RJ85 aircraft to the fleet during fiscal 2000.   On a unit
cost basis the cost decreased 7.1% from 2.8 to 2.6 cents

    Aircraft rentals were $88.9 million in fiscal 2000, $70.4 million in fiscal 1999 and $57.2 million in fiscal 1998. Mesaba added 11 RJ85 aircraft during the period. However, unit costs decreased 5.7% to 3.3 cents from 3.5 cents. Fiscal year 1998 costs include $7.7 million in wet leased aircraft expenses.

    Landing fees were $7.5 million in fiscal 2000, $6.9 million in fiscal 1999 and $6.3 million in fiscal 1998. The increase is attributable to a 6.2% increase in jet-prop departures, which caused an increase in the total gross landing weight. On a unit cost basis the cost decreased to 0.3 cents from 0.4 cents in fiscal 1999. Mesaba is not required to pay landing fees for the jet operation.

    Insurance and taxes were $5.7 million in fiscal 2000, $6.9 million in
fiscal 1999 and $6.8 million in fiscal 1998.   This is due primarily to a
40% reduction in passenger liability and hull insurance rates offset by increases in passenger volume and an increase in property taxes and hull insurance caused by increasing fleet values. Due to the additional capacity generated by the jet and jet-prop equipment, unit cost decreased 50.0% to
0.2 cents from 0.4 cents.

    Depreciation and amortization totaled $14.4 million in fiscal 2000 compared to $10.0 million in fiscal 1999 and $6.5 million in fiscal 1998. The increase in Mesaba's depreciation and amortization resulted primarily from the acquisition of spare parts to support the RJ85 and Saab 340 fleet and the amortization of the Northwest warrants. In April and June 1998, the Company paid a contract rights fee in the form of stock purchase warrants to Northwest as part of amendments to the Regional Jet Services Agreement allowing for the increase from 12 to 36 aircraft. Contract rights are being amortized on a straight-line basis over the minimum term of the Jet Agreement. Unit cost was unchanged at 0.5 cents.

    Administrative and other costs totaled $47.3 million in fiscal 2000, $42.8 million in fiscal 1999 and $35.7 million in fiscal 1998. This increase is primarily attributable to 11.3% higher crew related expenses due to increased flying and training to support the RJ85 and Saab 340 fleet. Additionally, higher passenger and airport related expenses were incurred due to increases in traffic and the number of cities served. Unit cost decreased 14.3% to 1.8 cents from 2.1 cents. Mesaba is generally not required to provide airport and passenger related services for the jet operation.

    OPERATING INCOME. The Company's operating income was $46.8 million in fiscal 2000, $32.2 million in fiscal 1999 and $30.4 million in fiscal 1998. Mesaba's operating margins were 11.5% in 2000, 9.7% in 1999 and 11.0% in 1998. Both operating income and operating margins were adversely impacted by the pilot's strike at Northwest Airlines, which resulted in an 18-day suspension of service, in fiscal 1999.

    NONOPERATING INCOME. Nonoperating income was $4.4 million in fiscal 2000, $4.0 million in fiscal 1999 and $2.6 million in fiscal 1998. Interest income increased $0.6 million to $4.3 million in 2000 from $3.7 million in 1999.

    PROVISION FOR INCOME TAXES. The provision for income taxes was $20.2 million in fiscal 2000, $14.1 million in fiscal 1999 and $13.1 million in fiscal 1998. The effective tax rate was 39.4% in 2000, 39.0% in 1999 and 39.9% (not including the gain on distribution which is not taxable) in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital increased to $95.3 million with a current ratio of 3.1 at March 31, 2000 compared to $67.7 million and 2.4 at March 31, 1999. Cash and cash equivalents increased by $17.0 million to $100.2 million at March 31, 2000. Net cash flows provided by operating activities totaled $31.5 million in fiscal 2000, $35.9 million in fiscal year 1999 and $30.0 million in fiscal 1998. The change from fiscal 1999 is primarily due
to the decrease in payables.   Net cash flows used for investing activities
totaled $18.4 million in fiscal 2000, $22.7 million in fiscal 1999 and $13.2 million in fiscal 1998. The change from fiscal 1999 is primarily due to lower levels of capital expenditures. Net cash flows provided by financing activities amounted to $4.0 million in fiscal 2000 and consisted of $4.4 million in proceeds from the exercise of stock options by current and former employees offset by principal payments of $0.5 million.

    Long term debt, net of current maturities, totaled $3.9 million at March 31, 2000 and $4.4 million as of March 31, 1999. Long-term debt consists principally of capitalized lease financing for the Minneapolis/St. Paul and Detroit hangar facilities. The ratio of long-term debt to stockholders' equity was 3% at March 31, 2000, compared to 4% at the end of fiscal 1999.

    As of June 2000, Mesaba's fleet consisted of 109 aircraft covered under operating leases with remaining terms of nine months to 16 years and aggregate monthly lease payments of approximately $8.5 million. Operating leases have been the Company's primary method for acquiring aircraft, and management expects to continue relying on this method to meet most of its
future aircraft financing needs.   The three remaining undelivered aircraft
will require additional monthly lease payments of $0.5 million per month and will be funded from operations. Continued funding of the monthly lease payments is ensured as long as the current operating contracts with Northwest are in effect.

     During fiscal 2000, Mesaba leased approximately 497,000 square feet of facilities, ramp, parking and unimproved land at the Cincinnati/Northern
Kentucky Airport.   The lease covers approximately 126,000 square feet of
hangar and maintenance space and obligates Mesaba to pay monthly rentals of $77.0 until January 29, 2029 as part of Special Facilities Bond financing provided by Cincinnati/Northern Kentucky Airport Authority. The ground lease has a 30-year term concurrent with the facilities lease, which expires January 29, 2029. Monthly lease payments of approximately $10.5 are
required under the ground lease.   Mesaba intends to make these lease
payments from operations.

    Approximately 80% of Mesaba's passengers connected with Northwest in fiscal 2000, 81% in 1999 and 79% in 1998. Approximately 84% of the Company's accounts receivable balance at March 31, 2000 are due from Northwest. Loss of the Company's affiliation with Northwest or Northwest's failure to make timely payment of amounts owed to the Company or to otherwise materially perform under the Airlink or Jet Agreement for any reason would have a material adverse effect on the Company's operations and financial results.

    The Company has historically relied upon internally generated funds to support its working capital requirements. Management believes that funds from operations will provide adequate resources for meeting non-aircraft capital needs in fiscal 2001.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of the Company and the related Report of Independent Public Accountants are included in this Form 10-K on the pages indicated below.

                                                                        Page

Report of Independent Public Accountants                                 19

Consolidated balance sheets as of March 31, 2000 and 1999                20

Consolidated statements of operations for the years
        ended March 31, 2000, 1999 and 1998                              21

Consolidated statements of shareholders' equity for the years
        ended March 31, 2000, 1999 and 1998                              22

Consolidated statements of cash flows for the years
        ended March 31, 2000, 1999 and 1998                              23

Notes to consolidated financial statements                               24

Report of independent public accountants


To Mesaba Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of Mesaba Holdings, Inc. (a Minnesota corporation) and Subsidiary as of March 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesaba Holdings, Inc. and Subsidiary as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective April 1, 1998, the Company changed its method of accounting for start-up costs.




Arthur Andersen LLP
Minneapolis, Minnesota,
May 5, 2000

                        MESABA HOLDINGS, INC. AND SUBSIDIARY
                             Consolidated Balance Sheets
                    (In Thousands, Except Share and Per Share Information)

                                                              As of March 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------   ---------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                             $100,172   $ 83,152
     Accounts receivable, net                                20,090     15,905
     Inventories                                              6,103      6,564
     Prepaid expenses and deposits                            4,371      3,719
     Deferred income taxes                                    9,216      7,029
                                                          ---------   --------
          Total current assets                              139,952    116,369

PROPERTY AND EQUIPMENT:
     Facilities under capital lease                           9,147      9,147
     Flight equipment                                        55,446     41,178
     Other property and equipment                            26,676     21,635
     Accumulated depreciation and amortization              (37,160)   (24,765)
                                                          ---------   --------
          Net property and equipment                         54,109     47,195

OTHER ASSETS, net                                            13,663     15,659
                                                          ---------   --------
                                                           $207,724   $179,223
                                                          =========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of capital lease obligations       $    429    $    393
     Accounts payable                                        13,003      20,857
        Accrued liabilities-
        Payroll                                               8,271       8,786
        Maintenance                                          14,064      10,415
        Other                                                 8,919       8,223
                                                          ---------   ---------
          Total current liabilities                          44,686      48,674

CAPITAL LEASE OBLIGATIONS, net of current maturities          3,866       4,359
OTHER NONCURRENT LIABILITIES                                 14,454      16,951
SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 60,000,000
     shares authorized; 20,267,141 and
     19,863,829 shares issued and outstanding, respectively     203         199
     Paid-in capital                                         49,427      45,013
     Warrants                                                16,500      16,500
     Retained earnings                                       78,588      47,527
                                                          ---------   ---------
          Total shareholders' equity                        144,718     109,239
                                                          ---------   ---------
                                                           $207,724    $179,223
                                                          =========   =========

The accompanying notes are an integral part of these consolidated balance sheets.

                          MESABA HOLDINGS, INC. AND SUBSIDIARY
                          Consolidated Statements of Operations
                      (In Thousands, Except Per Share Information)

                                                  For the Years Ended March 31,
                                                  -----------------------------
                                                    2000      1999      1998
                                                  --------  --------  ---------
OPERATING REVENUES:
Passenger                                         $401,342  $328,244  $273,973
Freight and other                                    4,857     3,509     3,252
                                                  --------  --------  ---------
Total operating revenues                           406,199   331,753   277,225

OPERATING EXPENSES:
Wages and benefits                                  99,070    80,297    67,194
Aircraft fuel                                       26,809    25,512    24,983
Aircraft maintenance                                69,767    56,682    42,172
Aircraft rents                                      88,877    70,422    57,235
Landing fees                                         7,520     6,886     6,330
Insurance and taxes                                  5,677     6,894     6,761
Depreciation and amortization                       14,354    10,027     6,500
Other                                               47,290    42,811    35,681
                                                  --------  --------  ---------
Total operating expenses                           359,364   299,531   246,856
                                                  --------  --------  ---------
Operating income                                    46,835    32,222    30,369

NONOPERATING (EXPENSE) INCOME:
Interest expense                                      (404)     (443)     (458)
Interest income and other                            4,785     4,405     3,022
                                                  --------  --------  ---------
Income before income taxes and change in
accounting principle                                51,216    36,184    32,933
PROVISION FOR INCOME TAXES                          20,155    14,113    13,129
                                                  --------  --------  ---------
Net income before change in accounting principle  $ 31,061  $ 22,071  $ 19,804
PRE-OPERATING COST WRITE-OFF, net of tax                 -     (800)         -
                                                  --------  --------  ---------
Net income                                        $ 31,061  $ 21,271  $ 19,804
                                                  ========  ========  ========
Earnings Per Common Share Before
   Accounting Change - Basic                      $   1.54  $   1.12  $   1.03
                                                  ========  ========  ========
Earnings Per Common Share - Basic                 $   1.54  $   1.07  $   1.03
                                                  ========  ========  ========
Weighted Average Number of Common
     Shares Outstanding - Basic                     20,177    19,793    19,270
                                                  ========  ========  ========
Earnings Per Common Share Before
   Accounting Change - Diluted                    $   1.48  $   1.03  $   0.95
                                                  ========  ========  ========
Earnings Per Common Share - Diluted               $   1.48  $   0.99  $   0.95
                                                  ========  ========  ========
Weighted Average Number of Common Shares
   Outstanding and Common Share
   Equivalents Outstanding - Diluted                21,043    21,512    20,846
                                                  ========  ========  ========

The accompanying notes are an integral part of these consolidated statements.


                            MESABA HOLDINGS, INC. AND SUBSIDIARY
                       Consolidated Statements of Shareholders' Equity
                                For the Years Ended March 31,
                           (In Thousands, Except Share Information)
                                                                                                 Total
                                 Common Stock    Paid-In        Warrants          Retained    Shareholders'
                               Shares    Amount  Capital     Shares     Amount    Earnings       Equity
                             ----------  ------  ---------  ---------  ---------  ---------  --------------
BALANCE, March 31, 1997      19,176,069  $  192  $  40,050    922,500  $   3,100  $   6,452  $   49,794
   Issuance of warrants               -       -          -  1,320,000      4,800          -       4,800
   Exercise of stock options,
   net of related tax effects   221,184       2      1,146          -          -          -       1,148
   Net income                         -       -          -          -          -     19,804      19,804
                             ----------  ------  ---------  ---------  ---------  ---------  ----------
BALANCE, March 31, 1998      19,397,253     194      1,196  2,242,500      7,900     26,256      75,546
   Issuance of warrants               -       -          -  1,909,422      8,600          -       8,600
   Exercise of stock options,
   net of related tax effects   466,576       5      3,817          -          -          -       3,822
   Net income                         -       -          -          -          -     21,271      21,271
                             ----------  ------  ---------  ---------  ---------  ---------  ----------
BALANCE, March 31, 1999      19,863,829     199     45,013  4,151,922     16,500     47,527     109,239
   Exercise of stock options,
   net of related tax effects   403,312       4      4,414          -          -          -       4,418
   Net income                         -       -          -          -          -     31,061      31,061
                             ----------  ------  ---------  ---------  ---------  ---------  ----------
BALANCE, March 31, 2000      20,267,141   $ 203    $49,427  4,151,922    $16,500    $78,588   $ 144,718
                             ==========  ======  =========  =========  =========  =========  ==========

The accompanying notes are an integral part of these consolidated statements.

                            MESABA HOLDINGS, INC. AND SUBSIDIARY
                            Consolidated Statements of Cash Flows
                                         (In Thousands)

                                                  For the Years Ended March 31,
                                                  -----------------------------
                                                    2000      1999      1998
                                                  ---------  --------  ---------
OPERATING ACTIVITIES:
  Net income                                      $ 31,061 $ 21,271   $ 19,804
  Adjustments to reconcile net income to net
   cash provided by operating activities-
     Depreciation and amortization                 14,354    10,027      6,500
     Gain on sale of equipment                       (125)        -          -
     Deferred income taxes                         (2,889)   (2,581)      (819)
     Change in current operating items:
       Accounts receivable, net                    (4,185)   (1,018)      (266)
       Inventories                                    461      (443)    (1,835)
       Prepaid expenses and deposits                 (652)       69       (734)
       Accounts payable and other                  (6,521)    8,557      7,305
                                                 ---------  --------  ---------
         Net cash flows provided by operating
           activities                              31,504    35,882     29,955
INVESTING ACTIVITIES:
  Purchases of property and equipment, net        (19,343)  (22,669)   (13,418)
  Proceeds from sale of equipment                     898         -        175
                                                 ---------  --------  ---------
     Net cash flows used for investing activities (18,445)  (22,669)   (13,243)

FINANCING ACTIVITIES:
  Repayment of capital lease obligations             (457)     (437)      (432)
  Proceeds from issuance of common stock            4,418     3,822      1,148
                                                 ---------  --------  ---------
     Net cash flows provided by
             financing activities                   3,961     3,385        716
                                                 ---------  --------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS          17,020    16,598     17,428
CASH AND CASH EQUIVALENTS:
  Beginning of year                                83,152    66,554     49,126
                                                 ---------  --------  ---------
  End of year                                    $100,172  $ 83,152   $ 66,554
                                                 =========  ========  =========
SUPPLEMENTARY CASH FLOW INFORMATION:
  Cash paid during the year for-
     Interest                                    $    404  $    443  $     458
                                                 =========  ========  =========
     Income taxes                                $ 19,636  $ 14,569  $  15,169
                                                 =========  ========  =========

The accompanying notes are an integral part of these consolidated statements.

                            MESABA HOLDINGS, INC. AND SUBSIDIARY
                         Notes to Consolidated Financial Statements
                 (Dollars in Thousands, Except Share and Per Share Information)

1.   Corporate Organization and Business:

COPORATE ORGANIZATION

The consolidated financial statements include the accounts of Mesaba Holdings, Inc. (the "Company") and its subsidiary, Mesaba Aviation, Inc.
("Mesaba").   All significant intercompany balances have been eliminated in consolidation.

BUSINESS

The Company operates a regional air carrier providing scheduled passenger and air freight service as Mesaba Airlines/Northwest Airlink and Mesaba Airlines/Northwest Jet Airlink under two separate agreements with Northwest Airlines, Inc. ("Northwest") to 103 cities from Northwest's hub airports, Minneapolis/St. Paul, Detroit and Memphis.

Under the Airline Services Agreement (the "Airlink Agreement") the Company operates SAAB 340 jet-prop aircraft for Northwest. This agreement provides for exclusive rights to designated service areas and extends through June 30, 2007, automatically renewing indefinitely thereafter. Either Northwest or the Company may terminate the Airlink Agreement on 365 days notice any time after June 30, 2000. In addition, Mesaba purchases fuel, reservation systems, ground handling and other services from Northwest.
The Company paid $20,645 to Northwest in fiscal 2000, $16,440 in 1999 and $17,963 in 1998 for these services.

Under the Regional Jet Services Agreement (the "Jet Agreement") the Company operates Avro RJ85 ("RJ85") regional jets for Northwest. This agreement extends through April 30, 2007, automatically renewing indefinitely thereafter. Northwest may terminate the Jet Agreement on not less than 180 days nor more than 365 days notice any time after October 25, 2003. Under the Jet Agreement, Mesaba is not required to provide fuel and airport and passenger related services.

Under the agreements, all Mesaba flights appear in Northwest's timetables and Mesaba receives ticketing and certain check-in, baggage and freight-handling services from Northwest at certain airports. Mesaba also benefits from its relationship with Northwest through advertising and marketing programs. The Airlink Agreement and Jet Agreement provides for certain incentive payments from Northwest to Mesaba based on achievement of certain operational or financial goals, as defined. Such incentives totaled $5,159 in 2000, $4,830 in 1999 and $4,297 in 1998 and are included in passenger revenues in the accompanying consolidated statements of operations. Approximately 80% of Mesaba's passengers connected with Northwest in fiscal 2000, 81% in 1999 and 79% in 1998. Approximately 84% of the March 31, 2000 accounts receivable balances in the accompanying consolidated balance sheets are due from Northwest.

Although Mesaba maintains an expanding air system serving those different markets, loss of Mesaba's affiliation with Northwest or Northwest's failure to make timely payment of amounts owed to the Company or to otherwise materially perform under the Airlink or Jet Agreement would have a material adverse effect on the Company's operations, financial position and cash flows. Northwest and the Company review contract compliance on a periodic basis.

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

OTHER ASSETS

In connection with the Jet Agreement as amended, the Company paid a contract rights fee in the form of stock purchase warrants to Northwest. Contract rights totaled $11,700 and related accumulated amortization totaled $3,204 and $1,759 at March 31, 2000 and 1999, respectively. Contract rights are amortized on a straight-line basis over six years to coincide with the minimum term of the Jet Agreement.

In connection with the Airlink Agreement, the Company paid a contract rights fee in the form of a stock purchase warrant to Northwest. Contract rights totaled $4,800 and related accumulated amortization totaled $1,320 and $840 at March 31, 2000 and 1999, respectively. Contract rights are amortized on a straight-line basis over ten years to coincide with the term of the Airlink Agreement.

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

FREQUENT FLYER AWARDS

As a Northwest Airlink carrier, Mesaba participates in Northwest's frequent flyer program (WorldPerks), and passengers may use mileage accumulated in that program to obtain discounted or free trips that might include a flight segment on one of Mesaba's flights. However, under the Airlink and Jet Agreement, Northwest is responsible for the administration of WorldPerks, and Mesaba receives revenue from Northwest for WorldPerks travel awards redeemed on Mesaba flight segments.

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

OTHER NONCURRENT LIABILITIES

In order to assist the Company in integrating new aircraft into its fleet, certain manufacturers provide the Company with spare parts or other credits. The Company has deferred these amounts and amortizes them over the terms of the Airlink agreement as a reduction of rent expense. Amortization of $2,497, $1,822 and $1,071 was recorded during the years ended March 31, 2000, 1999 and 1998, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

START UP COSTS

In April of 1998, the Company adopted AICPA Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities" which requires all start-up costs to be charged to expense as incurred. The adoption of SOP 98-5 resulted in an $800 charge (net of tax) to operations, or $0.04 per basic and diluted share for previously capitalized start-up costs and was recorded as a cumulative effect of change in accounting principle.

COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. To date, the Company has not had any transactions that are required to be reported as comprehensive income.

SEGMENT REPORTING

The Company has reviewed SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and determined that the aggregation criteria outlined in SFAS No. 131 has been achieved and therefore the Company's two operating divisions are reported as a single reportable segment.

DERIVATIVES

In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is not required to adopt SFAS No. 133 until January 1, 2001, since SFAS No. 137 amended the effective date of SFAS No. 133 to apply for all fiscal quarters of all fiscal years beginning after June 15, 2000. As the Company does not currently engage or plan to engage in derivative or hedging activities, management does not expect any impact to the Company's results of operations, financial position or cash flows upon adoption of this standard.

3.   FLIGHT EQUIPMENT

The Company's airline fleet consisted of the following aircraft held under operating leases as of March 31, 2000:

             Number
               of                            Seating
            Aircraft   Type of Aircraft      Capacity
            --------  -----------------    ----------
              73      Saab 340                30/34
              33      Avro RJ85                 69

Under terms of the Jet Agreement, the Company subleases its RJ85 aircraft from Northwest under operating leases with original terms of up to ten years. The Jet Agreement allows the Company to return aircraft to Northwest upon the occurrence of certain events, including termination or breach of the Jet Agreement.

The Company leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with terms of up to 17 years. The Airlink Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events.

Aircraft maintenance and repairs on Saab 340 and RJ85 aircraft are charged to expense when incurred, except for the cost of major airframe inspections, for which the estimated cost is accrued and charged to maintenance expense based upon hours flown, thus providing for the inspection cost when it occurs.

The aircraft operating leases require future minimum rental payments as follows at March 31, 2000:


            2001                                          $106,438
            2002                                          $106,242
            2003                                          $105,535
            2004                                          $102,457
            2005                                          $ 99,617
            Thereafter                                    $347,696

Mesaba has firm lease commitments for the remaining 3 undelivered RJ85 aircraft. The table above does not reflect any minimum lease payments for those undelivered aircraft.

Rent expense under aircraft operating leases totaled approximately $88,877 in 2000, $70,422 in 1999 and $49,500 (not including wet lease expense) in 1998 (including $48,422, $32,472 and $27,172 paid to Northwest in 2000,
1999 and 1998, respectively).

4.   INCOME TAXES:

The provision for income taxes for the three years ended March 31 is comprised of the following elements:

                                                2000     1999     1998
                                              -------  -------  -------
            Current:
              Federal                         $19,213  $11,657  $11,053
              State                             3,831    2,973    2,895
            Deferred                           (2,889)    (517)    (819)
                                              -------  -------  -------
            Total provision for income taxes  $20,155  $14,113  $13,129
                                              =======  =======  =======


The actual income tax expense differs from the expected tax expense for 2000, 1999 and 1998 (computed by applying the U.S. federal corporate tax rate of 35 percent to earnings before income taxes) as follows:

                                                     2000      1999      1998
                                                   --------  --------  --------
        Computed tax expense at
          statutory rate                          $ 17,926  $ 12,664  $ 11,527
        Increase (decrease) in income
          taxes resulting from:
             State taxes, net of federal tax benefit 2,490     1,932     1,672
             Non-deductible flight crew expenses       877       754       552
             Other, net                             (1,138)   (1,237)     (622)
                                                  --------  --------  --------
                 Total income tax expense         $ 20,155  $ 14,113  $ 13,129

Deferred tax assets and liabilities are comprised of the following as of
March 31:
                                                     2000      1999      1998
                                                   --------  --------  --------
Deferred tax assets:
     Maintenance                                   $  4,064  $  3,456  $  2,126
     Prepaids                                         1,938     1,288       229
     Warrants                                         3,069       411       489
     Leases                                           3,181     1,320     1,887
     Inventories                                        678       892     1,344
     Other Accruals                                   2,536     1,460       219
            Gross deferred tax assets                15,466     8,827     6,294
Deferred tax liabilities:
     Property and equipment                           4,563       746     1,042
     Preoperating costs                                   -        67       457
     Integration funds                                    -         -        93
            Gross deferred tax liabilities            4,563       813     1,592
                                                   --------  --------  --------
            Net deferred tax assets                 $10,903  $  8,014  $  4,702
                                                   ========  ========  ========

5.   SHAREHOLDERS' EQUITY:

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

Stock option transactions for the three years ended March 31 were as follows:
                                            Shares     Price Per Share
                                          ----------  ----------------
   Options outstanding, March 31, 1997     1,310,250     $2.75-$8.92
     Granted                                 217,500     $8.25-$14.25
     Exercised                              (221,184)    $2.75-$8.92
                                          ----------
   Options outstanding, March 31, 1998     1,306,566     $2.92-$14.25
     Granted                                 190,000    $18.00-$23.00
     Exercised                              (470,779)    $2.92-$12.42
                                          ----------
   Options outstanding, March 31, 1999     1,025,787     $3.50-$23.00
     Granted                                 420,000     $9.63-$13.81
     Exercised                              (403,312)    $3.50-$9.50
     Cancelled                              (265,475)    $4.75-$23.00
                                          ==========
   Options outstanding, March 31, 2000       777,000     $3.50-$23.00
                                          ==========
     Exercisable at March 31, 2000           205,000
                                          ==========
     Available for grant at March 31, 2000   399,475
                                          ==========

As of March 31, 2000, of the total shares available for grant, 54,000 are available for non-employee directors and 345,475 are available for certain management personnel.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per common share would have been decreased to the following pro forma amounts:

                                    2000       1999        1998
                                  -------     -------     -------
           Net Income
                 As reported      $31,061     $21,271     $19,804
                 Pro forma        $30,191     $19,904     $18,873

           Basic Earnings Per
           Share
                 As reported      $  1.54     $  1.07     $  1.03
                 Pro forma        $  1.50     $  1.01     $  0.98

           Diluted Earnings Per
           Share
                 As reported      $  1.48     $  0.99     $  0.95
                 Pro forma        $  1.43     $  0.93     $  0.91

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions summarized below:

                                        2000           1999           1998
                                    -------------  -------------  ------------
Risk free interest rate             5.26% - 6.23%  5.56% - 5.59%  5.66% - 5.68%
Expected life of option grants          6 yrs.         6 yrs.        6 yrs.
Expected volatility of option grants    51.08%         54.91%        36.63%
Expected dividend yield                   $0             $0            $0
Weighted average fair value of options  $6.28          $11.90        $13.98

6.   COMMITMENT AND CONTINGENCIES
:
LEASE COMMITMENTS

In addition to the aircraft described in Note 3, the Company leases land, office and hangar facilities and certain terminal facilities under capitalized and operating leases which provide for approximate future minimum rental payments as follows at March 31, 2000:

                                                  Capitalized   Operating
                                                     Leases       Leases
                                                  -----------   ---------
       2001                                          $  785       $ 2,701
       2002                                             786         1,680
       2003                                             643         1,399
       2004                                             643         1,350
       2005                                             643         1,334
       Thereafter                                     2,881        25,351
                                                    -------       -------
                                                      6,381       $33,815
       Less- Amount representing interest             2,086       =======
                                                    -------
                                                      4,295
       Less- Current maturities                         429
                                                    -------
       Total long-term capital lease obligations      3,866
                                                    =======

Rent expense under all facility operating leases totaled approximately $3,850 in 2000, $3,421 in 1999 and $3,410 in 1998.

BENEFIT PALN

The Company maintains a 401(k) benefit plan for eligible employees whereby the Company will match 25% to 75% of employee contributions to the plan, up to 8% of each employee's compensation, depending on each employee's length of service. The Company's contribution to the plan totaled $1,086 in 2000, $882 in 1999 and $701 in 1998.

LITIGATION

The Company is a party to ongoing legal and tax proceedings arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or its cash flows.

7. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued. Options and warrants totaling 4,063, 3,459 and 1,973 were excluded from the computation of diluted earnings per share for the years ended March 31, 2000, 1999 and 1998, respectively. The following table reconciles the number of shares utilized in the earnings per share calculations:
                                                     2000      1999      1998
                                                   --------  --------  --------
     Numerator:
          Net Income                               $ 31,061  $ 21,271  $ 19,804
     Denominator:
      For Earnings per Common Share - Basic:
      Weighted average number of issued shares
        outstanding                                  20,177    19,793    19,270
      Effect of dilutive Securities:
      Computed shares outstanding under the
        Company's stock option plan utilizing
        the treasury stock method                       230       486       711
      Computed shares outstanding under
        warrants issued utilizing the treasury
        stock method                                    636     1,233       865
                                                   --------  --------  --------
      For earnings per Common Share - Diluted:
      Weighted Average Common Shares and Share
        Equivalents Outstanding                      21,043    21,512    20,846
                                                   ========  ========  ========
        Earnings per share - Basic                  $  1.54   $  1.07  $   1.03
                                                   ========  ========  ========
        Earnings per share - Diluted                $  1.48   $  0.99  $   0.95
                                                   ========  ========  ========

8.  QUARTERLY FINANCIAL DATA (Unaudited)
(in thousands except share and per share data)

                            Quarters of Fiscal Year Ended March 31, 2000
                           ----------------------------------------------------
                           June 30,  September   December   March 31,   Fiscal
                             1999    30, 1999   31, 1999     2000    Year 2000
-------------------------------------------------------------------------------
Total operating revenues     $ 99,815  $102,503  $101,008  $102,873  $ 406,199
Operating income               14,028    11,224    11,593     9,990     46,835
Net income                      9,076     7,318     7,851     6,816     31,061
Earnings per Common
  Share - Basic              $   0.45  $   0.36  $   0.39  $   0.34  $    1.54
Weighted average Common
  shares outstanding - Basic   19,968    20,221    20,252    20,267     20,177
Earnings per Common
     Share - Diluted         $   0.43  $   0.35  $   0.38  $   0.33  $    1.48
Weighted average Common shares
  and Share Equivalents
  outstanding - Diluted        21,266    21,119    20,913    20,875     21,043



                            Quarters of Fiscal Year Ended March 31,1999
                           ----------------------------------------------------
                           June 30,  September   December  March 31,   Fiscal
                             1998    30, 1998    31, 1998    1999     Year 1999
-------------------------------------------------------------------------------
Total operating revenues     $80,469   $71,689   $89,641   $89,954   $331,753
Operating income              10,464     1,806    10,242     9,710     32,222
Net income                     6,033     2,080     6,730     6,428     21,271
Earnings per Common
  Share - Basic              $  0.31   $  0.10   $  0.34   $  0.32   $   1.07
Weighted average Common
shares outstanding - Basic    19,616    19,824    19,838    19,864     19,793
Earnings per Common
  Share - Diluted           $   0.28   $  0.10   $  0.32   $  0.30   $   0.99
Weighted average Common
shares and Share Equivalents
outstanding - Diluted         21,755    21,638    21,230    21,246     21,512

Consent of independent public accountants


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statements File Nos. 33-89930, 33-62386, 33-42757, 33-42759, 33-19528 and 2-93739.

Arthur Andersen LLP


Minneapolis, Minnesota,
June 26, 2000

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.
                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Proxy Statement for the 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement"). Information regarding executive officers of the Company is incorporated herein by reference to
Item 1 of this Form 10-K under the caption "Executive Officers of the Company" on page 9.

Item 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Compensation of Executive Officers" in the 2000 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the 2000 Proxy Statement.

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)  Documents filed with this report.

     (1)      Financial Statements of Mesaba Holdings, Inc.

                                                              Page of this
                                                              Form 10-K

          Report of Independent Public Accountants                19
          Consolidated balance sheets as of March 31,             20
          2000 and 1999

         Consolidated statements of operations for the            21
          years ended March 31, 2000, 1999 and 1998

          Consolidated statements of  shareholders'               22
          equity for the years ended March 31, 2000, 1999 and 1998

          Consolidated statements of cash flows for the           23
          years ended March 31, 2000, 1999 and 1998

          Notes to consolidated financial statements              24

     (2) Not applicable

(3)  Exhibits
     3A. Restated Articles of Incorporation.  Incorporated by reference to
          Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 31, 1995.
     3B. Articles of Amendment to the Company's Articles of Incorporation.
           Incorporated by reference to exhibit 3A to the Company's 10-Q for the quarter ended September 30, 1997.
     3C. Bylaws. Incorporated by reference to Exhibit 3.2 to the Form S-4. 4A. Specimen certificate for shares of the Common Stock of the
          Company. Incorporated by reference to Exhibit 4A to the Company's Form 10-K for the year ended March 31, 1989.
     4B. Common Stock Purchase Warrant dated October 25, 1996 issued to
          Northwest Airlines, Inc. Incorporated by reference to Exhibit 4A to the Company's 10-Q for the quarter ended September 30, 1996.
     4C. Common Stock Purchase Warrant dated October 17, 1997 issued to
          Northwest Airlines, Inc. Incorporated by reference to Exhibit 4A to the Company's 10-Q for the quarter ended September 30, 1997.
     9A. Shareholder's Agreement regarding election of representative of Northwest Aircraft Inc. to Board of Directors. Incorporated by reference to Exhibit 9A to Mesaba's Registration Statement on Form S-1, Registration No. 33-820.
     10A.FAA Air Carrier Operating Certificate. Incorporated by reference to Exhibit 10A to the Company's Form 10-K for the year ended March 31, 1989.
     10B.1986 Stock Option Plan (as Amended).  Incorporated by reference to
          Exhibit 10D to the Company's Form 10-K for the year ended March 31, 1990.
     10C.1991 Director Stock Option Plan.  Incorporated by reference to
          Exhibit 10(i) to the Company's Registration Statement on Form S-8, Registration No. 33-62386.
     10D.CAB Part 298 Registration.  Incorporated by reference to Exhibit
          10G to Mesaba's Form 10-K for the year ended March 31, 1987. 10E.Revolving Credit and Term Loan Agreement Dated as of November 7,
          1988 between Norwest Bank Minnesota, N.A. and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10F to the Company's Form 10-K for the year ended March 31, 1989.
     10F.Airline Services Agreement between Mesaba Aviation, Mesaba
          Holdings, Inc. and Northwest Airlines, Inc. dated July 1, 1997 (certain portions of this agreement are subject to an order granting confidential treatment pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company's Form 10-Q for the quarter ended September 30, 1997.
     10G.Regional Jet Services Agreement between Mesaba Holdings, Inc.,
          Mesaba Aviation, Inc. and Northwest Airlines, Inc., dated October 25, 1996 (certain provisions of this agreement are subject to an order granting confidential treatment pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company's Form 10-Q for the quarter ended September 30, 1996.
     10H.Foreign Air Carrier Operating Certificates issued May 6, 1991 by the Canadian Department of Transport. Incorporated by reference to Exhibit 10H to the Company's Form 10-K for the year ended March 31, 1991.

     10I.Facility Lease and Operating Agreement dated April 18, 1988, between the Metropolitan Airport Commission and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10K to the Company's Form 10-K for the year ended March 31, 1989. Incorporated by reference to Exhibit 10J to the Company's Form 10-K for the year ended March 31, 1997.
     10J.Ninth Amendment to Revolving Credit and Term Loan Agreement and
          Amendment to Revolving Note between Mesaba Aviation, Inc. and Norwest Bank Minnesota, National Association.
     10K.Letter of Credit and Reimbursement Agreement dated as of August 1,
          1990 between Mesaba Aviation, Inc. and Norwest Bank Minnesota, National Association. Incorporated by reference to Exhibit 10A to the Company's Form 10-Q for the quarter ended September 30, 1990.
     10L.Special Facilities Lease dated as of August 1, 1990 between
          Charter County of Wayne, State of Michigan and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10B to the Company's Form 10-Q for the quarter ended September 30, 1990.
     10M.Ground Lease dated August 1, 1990 between Charter County of Wayne,
          State of Michigan and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10C to the Company's Form 10-Q for the quarter ended September 30, 1990.
     10N.Combination Leasehold Mortgage, Assignment of Rents, Security
          Agreement and Fixture Financing Statement dated as of August 1, 1990 between Mesaba Aviation, Inc. and Norwest Bank Minnesota, National Association. Incorporated by reference to Exhibit 10D to the Company's Form 10-Q for the quarter ended September 30, 1990.
     10O.Letter Agreement dated December 24, 1992 relating to the repurchase of shares of Common Stock from Northwest Aircraft, Inc. Incorporated by reference to Exhibit 10EE to the Company's Form 10-K for the year ended March 31, 1993.
     10P.DOT Certificate of Public Convenience and Necessity dated October
          26, 1992. Incorporated by reference to Exhibit 10FF of the Company's Form 10-K for the year ended March 31, 1993.
     10Q.Stock Purchase Agreement between AirTran Corporation and Carl R.
          Pohlad dated as of October 18, 1993.  Incorporated by reference to
          Exhibit 10 of the Company's Form 8-K dated October 19, 1993. 10R.1994 Stock Option Plan (as amended July 1, 1997). Incorporated by reference to Exhibit 10B to the Company's Form 10-Q for the quarter ended September 30, 1997.
     10S.Agreement between AirTran Corporation, Mesaba Aviation, Inc.,
          Northwest Aircraft, Inc., and Northwest Airlines, Inc. dated May 18, 1995. Incorporated by reference to Exhibit 10A of the Company's Form 8-K as filed May 18, 1995.
     10T.Preliminary Agreement between AirTran Corporation, Mesaba
          Aviation, Inc. and Northwest Airlines, Inc. dated March 8, 1995. Incorporated by reference to Exhibit 10 of the Company's Form 8-K as filed March 8, 1995.
     10U.Term Sheet Proposal for the Acquisition of Saab 340 Aircraft by
          Mesaba Aviation, Inc. dated March 7, 1996 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10U to the Company's Form 10-K/A for the year ended March 31, 1996.
     10V.Letter Agreement regarding Saab 340B Plus Acquisition Financing dated March 7, 1996 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10V to the Company's Form 10-K/A for the year ended March 31, 1996.
     10W.Letter Agreement of April 26, 1996 relating to Airline Services
          Agreement between Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10W to the Company's Form 10-K/A for the year ended March 31, 1996.
     10X.Letter Agreement of October 25, 1996 relating to Regional Jet
          Services Agreement between Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company's Form 10-Q/A for the quarter ended September 30, 1996.
     10Y.Amendment No. 1 to Regional Jet Services Agreement dated April
          1, 1998 between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company's Form 10-Q for the quarter ended June 30, 1998
     10Z.Amendment No. 2 to Regional Jet Services Agreement dated June
          2, 1998 between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10B to the Company's Form 10-Q for the quarter ended June 30, 1998
    10AA.Lease Agreement, dated as of July 1, 1999, between Kenton
          County Airport Board and Mesaba Aviation, Inc.
    10BB.Ground Lease, dated as of September 1, 1999, between Kenton
          County Airport Board and Mesaba Aviation, Inc.

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


                                          MESABA HOLDINGS, INC.
Dated:  June 29, 2000
                                          By   /S/ Paul F. Foley
                                          ------------------------
                                          Paul F. Foley
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul F. Foley
--------------------
Paul F. Foley      President and Chief Executive Officer
                   Principal Executive Officer) and Director      June 29, 2000

/s/ Robert E. Weil
--------------------
Robert E. Weil     Vice President and Chief Financial Officer
                  (Principal Financial Officer)                   June 29, 2000


/s/ Jon R. Meyer
--------------------
Jon R. Meyer     Director of Accounting and Controller
                (Principal Accounting Officer)                    June 29, 2000


        *
--------------------
Donald E. Benson     Director                                     June 29, 2000


        *
--------------------
Richard H. Andersen  Director                                     June 29, 2000


        *
--------------------
Douglas M. Steenland Director                                     June 29, 2000


        *
--------------------
Carl R. Pohlad       Director                                     June 29, 2000


        *
--------------------
Robert C. Pohlad     Director                                     June 29, 2000


        *
--------------------
Pierson M. Grieve    Director                                     June 29, 2000


        *
--------------------
Raymond W. Zehr, Jr. Director                                     June 29, 2000


*By  /s/Paul F. Foley
    --------------------
    Paul F. Foley  Attorney-in-fact                               June 29, 2000