Form 10-Q
period 2000-06-30
MESABA HOLDINGS INC
filed 2000-08-14
CIK 835768

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

             {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934.

                    For the quarterly period ended June 30, 2000

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

                      Yes   X        No
                           ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding as of August 8, 2000
            ------------------------      --------------------------------
            Common Stock
            par value $.01 per share                20,268,641

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

  Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                         MESABA HOLDINGS, INC.
                      CONSOLIDATED BALANCE SHEETS
               (in thousands, except share information)

                                ASSETS
                                               June 30,      March
                                                              31,
                                                 2000        2000
                                             (Unaudited)
                                             -----------   -----------
  CURRENT ASSETS:
    Cash and cash equivalents                $   110,218   $   100,172
    Accounts receivable, net                      19,467        20,090
    Inventories                                    6,171         6,103
    Prepaid expenses and deposits                  4,250         4,371
    Deferred tax asset                             9,216         9,216
                                             -----------   -----------
       Total current assets                      149,322       139,952


  PROPERTY AND EQUIPMENT:
    Facilities under capital lease                 9,147         9,147
    Flight equipment                              57,500        55,446
    Other property and equipment                  28,117        26,676
    Accumulated depreciation and amortization    (40,692)      (37,160)
                                             -----------   -----------
       Net property and equipment                 54,072        54,109


  OTHER ASSETS AND DEFERRED COSTS                 13,104        13,663
                                             -----------   -----------
  TOTAL ASSETS                               $   216,498   $   207,724
                                             ===========   ===========


  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MESABA HOLDINGS, INC.
                CONSOLIDATED BALANCE SHEETS (Continued)
               (in thousands, except share information)

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
                                               June 30,      March 31,
                                                2000           2000
                                             -----------   -----------
                                             (Unaudited)

  CURRENT LIABILITIES:
   Current maturities of long-term
        obligations                         $       439    $       429
   Accounts payable                              11,304         13,003
   Accrued liabilities
     Payroll                                      6,690          8,271
     Maintenance                                 14,172         14,064
     Other                                       14,233          8,919
                                             -----------   -----------
       Total current liabilities                 46,838         44,686

  LONG-TERM OBLIGATIONS, net of current
        maturities                                3,753          3,866

  OTHER NONCURRENT LIABILITIES                   13,460         14,454

  SHAREHOLDERS' EQUITY:
  Common stock,  $.01 par value;  60,000,000
  shares authorized, 20,268,641 and
  20,176,141 shares issued and outstanding,
  respectively                                      203            203
  Paid-in capital                                49,438         49,427
  Warrants                                       16,500         16,500
  Retained earnings                              86,306         78,588
                                             -----------   -----------
       Total shareholders' equity               152,447        144,718
                                             -----------   -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $   216,498   $   207,724
                                             ===========   ===========



  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MESABA HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
             (in thousands, except per share information)

                                                Three Months Ended
                                                      June 30,
                                                 2000          1999
                                             -----------   -----------
  OPERATING REVENUES:
  Passenger                                  $   106,117   $    98,789
  Other                                            1,709         1,026
                                             -----------   -----------
       Total operating revenues                  107,826        99,815

  OPERATING EXPENSES:
  Wages and benefits                              25,822        23,408
  Aircraft fuel costs                              6,564         6,671
  Aircraft maintenance costs                      18,981        16,313
  Aircraft rents                                  24,715        21,047
  Landing fees                                     1,724         1,895
  Insurance and taxes                              1,526         1,332
  Depreciation and amortization                    4,091         3,267
  Administrative and other costs                  12,678        11,854
                                             -----------   -----------
       Total operating expenses                   96,101        85,787

       Operating income                           11,725        14,028

  OTHER INCOME (EXPENSE):
  Interest Income                                  1,551           942
  Interest expense                                   (95)         (105)
  Other, net                                           -            15
                                             -----------   -----------
       Other income, net                           1,456           852

    Income before provision for income taxes      13,181        14,880

  PROVISION FOR INCOME TAXES                       5,463         5,804
                                             -----------   -----------
  NET INCOME                                 $     7,718   $     9,076

  NET INCOME PER SHARE:

  Earnings Per Share - Basic                 $      0.38   $      0.45
                                             ===========   ===========
  Weighted Average Number of Shares
    Outstanding - Basic                           20,269        19,968
                                             ===========   ===========
  Earnings Per Share - Diluted               $      0.37   $      0.43
                                             ===========   ===========
  Weighted Average Number of Shares
    Outstanding and Common Share Equivalents
    Outstanding - Diluted                         20,956        21,266
                                             ===========   ===========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MESABA HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, in thousands)
                                                 Three Months Ended
                                                     June 30,
                                                 2000         1999
                                             -----------   -----------
  OPERATING ACTIVITIES:
  Net income                                 $     7,718   $     9,076

  Adjustments to reconcile net income to net
  cash provided by operating activities:
       Depreciation and amortization               4,089         3,267
       Amortization of deferred credits             (994)         (994)
  Changes in current operating items:
       Accounts receivable, net                      623        (4,558)
       Inventories                                   (68)        1,127
       Prepaid expenses and deposits                 121          (597)
       Accounts payable and accrued liabilities    2,142         3,685
                                             -----------   -----------
  Net cash provided by operating activities       13,631        11,006

  INVESTING ACTIVITIES:
       Purchase of property and equipment         (3,493)       (9,220)

  FINANCING ACTIVITIES:
       Issuance of common stock                       11         1,848
       Repayment of long-term obligations           (103)          (96)
                                             -----------   -----------
  Net cash provided by (used for) financing          (92)        1,752
  activities

  NET INCREASE IN CASH AND CASH EQUIVALENTS       10,046         3,538

  CASH AND CASH EQUIVALENTS:
       Beginning of period                       100,172        83,152
                                             -----------   -----------
       End of period                         $   110,218        86,690
                                             ===========   ===========

  SUPPLEMENTARY CASH FLOW INFORMATION:
       Cash paid during period for:
            Interest                         $        95   $       105
                                             ===========   ===========
            Income taxes                     $       620   $     1,391
                                             ===========   ===========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                                MESABA HOLDINGS, INC.
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements included herein have been prepared by Mesaba Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission.    The  information furnished in the consolidated financial
statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the year ended March 31, 2000, and the notes thereto, included in the Company's Annual Report or Form 10- K filed with the Securities and Exchange Commission.

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

3. Per Share Data

      Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued. Options and warrants totaling 4,617 and 3,648 were excluded from the computation of diluted earnings per share for the years ended June 30, 2000 and 1999, respectively. The following table reconciles the number of shares utilized in the earnings per share calculations:

The table below sets forth the computation of earnings per common share.

                                                     June 30,
                                                2000          1999
                                             -----------   -----------
Net Income                                   $     7,718   $     9,076
                                             ===========   ===========
For Earnings Per Share - Basic:
  Weighted average number of issued shares
    outstanding                                   20,269        19,968
Effect of dilutive securities -
  Computed shares outstanding under the
    Company's stock option plan utilizing the
    treasury stock method                            244           338
  Computed shares outstanding under warrants
    issued utilizing the treasury stock method       443           960
                                             -----------   -----------
For earnings per Share - Diluted:
  Weighted average common shares and common
    share equivalents outstanding                 20,956        21,266
                                             ===========   ===========
  Earnings Per Share - Basic                 $      0.38   $      0.45
                                             ===========   ===========
  Earnings Per Share - Diluted               $      0.37   $      0.43
                                             ===========   ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (As used herein, "unit cost" means operating cost per available seat mile. Dollars and shares outstanding are expressed in thousands.)

EARNINGS SUMMARY. The Company reported net income of $7,718 or $0.37 earnings per diluted share for the three months ended June 30, 2000, compared to $9,076 or $0.43 earnings per diluted share in the same period of fiscal 1999.

OPERATING REVENUES. Total operating revenues increased 8.0% in the first quarter of fiscal 2001 to $107,826 from $99,815 in the year earlier quarter, and revenue passenger miles increased 21.2% to 440,087 from 363,062. Passenger revenue per available seat mile ("RASM") decreased to $0.145 from $0.159 in the previous year's first quarter. During the first quarter of fiscal 2001, Mesaba experienced a number of operational challenges, including the collapse of its maintenance facility in Detroit during a severe storm, pilot shortages and unseasonably severe weather in Minneapolis and Detroit. Management estimates that these operational issues negatively impacted operating revenues by approximately $3.0 million. Mesaba's average load factor was 60.1% in the current quarter compared to 58.4% during the same period a year ago. The improvements in traffic and load factor are attributable to the introduction of eight RJ85 aircraft as well as overall increases in passenger travel within the industry.

OPERATING EXPENSES. Total operating expenses increased 12.0% to $96,101 from $85,787 in the prior year's first quarter. Mesaba's unit cost decreased 5.1% to $0.131 from $0.138 as a result of a 17.7% increase in available seat miles ("ASM") to 731,951 in the first quarter of fiscal 2001 from 621,794 in the first quarter of fiscal 2000. The increase in ASMs was accomplished by the acquisition of eight RJ85 aircraft since June 30, 1999.

           Operating Costs Per          Three months ended June 30,
     Available Seat Mile (Unit Cost)        2000          1999
  ----------------------------------    ------------  ------------
  Wages and benefits                        3.5 CENTS     3.8 CENTS
  Aircraft fuel costs                       0.9           1.1
  Aircraft maintenance costs                2.6           2.6
  Aircraft rents                            3.4           3.4
  Landing fees                              0.2           0.3
  Insurance and taxes                       0.2           0.2
  Depreciation and amortization             0.5           0.5
  Administrative and other costs            1.7           1.9
                                        ------------  ------------
  Total                                    13.1 CENTS    13.8 CENTS

                                        Three months ended June 30,
          Operating statistics              2000          1999
  ----------------------------------    ------------  ------------
  Revenue passengers carried               1,557,900     1,398,000
  Revenue passenger miles (000)              440,087       363,062
  Available seat miles (000)                 731,951       621,794
  Passenger load factor                         60.1%         58.4%
  Passenger revenue per available seat mile   $0.145        $0.159
  Departures                                  67,877        67,694
  Aircraft in service                            109           101

      Wages and benefits increased 10.3% to $25,822 in the first quarter of fiscal 2001 from $23,408 in the first quarter of fiscal 2000. The majority of the increase is a result of the higher cost of flight crews due to a 7.5% increase in total block hours and the addition of flight crews to support the introduction of the additional RJ85. Mesaba also experienced an increase in wage and benefits costs paid to support personnel due to the beginning of ground handling operations for the RJ85 aircraft at the Minneapolis/St. Paul airport. However, the increased capacity generated by the additional jets has caused these costs to be reduced on a unit cost basis from 3.8 cents to
3.5 cents.

      Fuel costs decreased 1.6% to $6,564 in this year's first quarter compared to $6,671 in last year's first quarter. The decrease is attributable to decreased consumption due to fewer block hours flown by turbo-prop aircraft. Provisions of the Airlink Agreement with Northwest provide Mesaba with a fixed price per gallon for fuel. The actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon both in the current quarter and a year ago. Unit cost however decreased 18.2% to
0.9 cents from 1.1 cents. Mesaba is not required to provide fuel for the jet operation.

      Direct maintenance expense, excluding wages and benefits, increased 16.4% to $18,981 in the first quarter of fiscal 2001 from $16,313 in the first quarter of fiscal 2000. This increase was primarily attributable to the addition of eight additional RJ85 aircraft in the fleet when compared to a year ago. Unit cost however remained unchanged at 2.6 cents.

      Aircraft rents increased 17.4% to $24,715 in the first quarter of fiscal 2001 from $21,047 in the first quarter of fiscal 2000. This increase is primarily attributable to the addition of eight RJ85 aircraft. Mesaba has taken delivery of three RJ85 aircraft during the current period. Unit cost remained unchanged at 3.4 cents.

      Total landing fees decreased 9.0% to $1,724 in the first quarter of fiscal 2001 compared to $1,895 for the first quarter of fiscal 2000. The decrease is attributable to an 8.3% decrease in turbo-prop departures as well as a slight decrease in the overall effective landing fee rate. Unit cost decreased 33.3% to 0.2 cents from 0.3 cents. Mesaba is not required to pay for landing fees for the jet aircraft.

      Insurance and taxes increased 14.6% to $1,526 in the first quarter of fiscal 2001 compared to $1,332 for the first quarter of fiscal 2000. This is due primarily to an increase in passenger liability insurance associated with increased passenger volume and increased hull values associated with lower overall average fleet age when compared to one year ago. Unit cost remained unchanged at 0.2 cents.

      Depreciation and amortization increased 25.2% to $4,091 in the first quarter of fiscal 2001 compared to $3,267 in the first quarter of fiscal 2000. The higher level of depreciation resulted from the acquisition of spare parts to support the Saab and RJ85 fleets, as well as higher levels of amortization associated with stock purchase warrants issued to

Northwest. In July 1997, the Company paid a contract rights fee in the form of a stock purchase warrant issued to Northwest as a part of the new Airlink Agreement. These contract rights are being amortized on a straight-line basis over the term of the Airlink Agreement through June 2007. The Company also paid a contract rights fee in the form of stock purchase warrants issued to Northwest in connection with amendments to the Jet Agreement, which increased the number of aircraft to be flown by Mesaba from 12 to 36. These contract rights are being amortized on a straight-line basis over the remaining term of the Jet Agreement. Unit cost remained unchanged at 0.5 cents.

      Administrative and other costs increased 7.0% to $12,678 in the first quarter of fiscal 2001 compared to $11,854 in the first quarter of fiscal 2000. This increase is primarily attributable to higher crew related expenses, excluding wages and benefits, associated with increased flying and increased airport and passenger related expenses due to an increase in traffic and the number of cities served. Due to the additional capacity generated by the jet, unit cost decreased 10.5% to 1.7 cents from 1.9 cents. Mesaba is generally not required to provide airport and passenger related expenses for the jet operation.

OPERATING INCOME. Operating income totaled $11,725 in the current period, a decrease of 16.4% from $14,028 a year ago. Mesaba's operating margin decreased to 10.9% from 14.0% in the prior year's first quarter.

NONOPERATING INCOME. Nonoperating income increased to $1,456 in the current quarter from $852 in the prior year's first quarter as a result of higher levels of interest income.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 41.5% in the first quarter of fiscal 2001 and 39.0% in fiscal 1999.

Liquidity and Capital Resources

      The Company's working capital increased to $102,487 with a current ratio of 3.2 at June 30, 2000 compared to $95,266 and 3.1 at March 31, 2000. Cash and cash equivalents increased by $10,046 to $110,218 at June 30, 2000. Net cash flows provided by operating activities totaled $13,630 in the first three months of fiscal 2001 compared to $11,006 in the first three months of fiscal 2000. Net cash flows used for investing activities amounted to $3,493 during the three months ended June 30, 2000 compared to $9,220 in the same period last year. Net cash flows used for financing activities through June 30, 2000 totaled $91 compared to $1,752 provided by financing activities in the same period last year.

      Long-term obligations, net of current maturities, totaled $3,753 at June 30, 2000 compared to $3,866 at March 31, 2000. Long-term debt consists principally of capitalized lease financing for the Minneapolis/St. Paul and Detroit hangar facilities. The ratio of long-term debt to stockholders' equity was 2% at June 30, 2000 and 3% at March 31, 2000.

      As of August 1, 2000, Mesaba's fleet consisted of 109 aircraft covered under operating leases with remaining terms of nine months to 16 years with aggregate monthly lease payments of approximately $8.6 million. Operating leases have been Mesaba's primary method of acquiring aircraft, and management expects to continue relying on this method to meet most of its future aircraft needs. Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest
under operating leases with terms up to 17.5 years.   Mesaba leases its RJ85
aircraft from Northwest under operating leases with terms of up to 10 years. Continued funding of the monthly lease payments is ensured as long as the current operating contracts with Northwest are in effect.

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

      Approximately 81% of the Company's accounts receivable balance at June 30, 2000 are due from Northwest. Loss of the Company's affiliation with Northwest or Northwest's failure to make timely payment of amounts owed to the Company or to otherwise materially perform under the Airlink or Jet Agreement for any reason would have a material adverse effect on the Company's operations and financial results.

      The Company has historically relied upon cash reserves, internally generated funds and borrowings to support its working capital requirements. Management believes that funds from operations and existing cash balances will provide adequate resources for meeting non-aircraft capital needs in fiscal 2001.

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


                                     MESABA HOLDINGS, INC.

  Date:     August 14, 2000  BY:/s/ Robert E. Weil
                                -------------------------
                                Robert H. Weil
                                Vice President and Chief Financial Officer
                                (Principal Financial Officer)

                                /s/ Jon R. Meyer
                                -------------------------
                                Jon R. Meyer
                                Director of Accounting/Controller
                                (Principal Accounting Officer)