Form 10-Q
period 2000-09-30
MESABA HOLDINGS INC
filed 2000-11-14
CIK 835768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2000

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

                    Yes   X        No
                        ----            ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Outstanding as of November 10, 2000
          ---------------               -----------------------------------
          Common Stock
          Par value $.01 per share                     20,288,141

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

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                         MESABA HOLDINGS, INC.
                      CONSOLIDATED BALANCE SHEETS
               (in thousands, except share information)


                                ASSETS
                                ------
                                               September,30    March 31,
                                                   2000          2000
                                               ------------  ------------
                                                (Unaudited)
CURRENT ASSETS:

  Cash and cash equivalents                    $    112,263  $    100,172
  Accounts receivable, net                           23,037        20,090
  Inventories                                         5,794         6,103
  Prepaid expenses and deposits                       4,301         4,371
  Deferred tax asset                                  9,216         9,216
                                               ------------  ------------
     Total current assets                           154,611       139,952

PROPERTY AND EQUIPMENT:
  Facilities under capital lease                      9,147         9,147
  Rotables and other spare parts                     61,347        55,446
  Other property and equipment                       29,011        26,676
  Accumulated depreciation and amortization         (44,419)      (37,160)
                                               ------------  ------------
     Net property and equipment                      55,086        54,109

OTHER ASSETS AND DEFERRED COSTS                      12,527        13,663
                                               ------------  ------------
     TOTAL ASSETS                              $    222,224  $    207,724
                                               ============  ============

The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                              MESABA HOLDINGS, INC.
                      CONSOLIDATED BALANCE SHEETS (Continued)
                     (in thousands, except share information)

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------
                                              September 30,    March 31,
                                                  2000          2000
                                               (Unaudited)
                                               ------------  ------------
CURRENT LIABILITIES:
  Current maturities of long-term obligations $         449  $        429
  Accounts payable                                   13,450        13,003
  Accrued liabilities --
     Payroll                                          7,049         8,271
     Maintenance                                     14,371        14,064
     Other                                            9,530         8,919
     Total current liabilities                       44,849        44,686
                                               ------------  ------------
LONG-TERM OBLIGATIONS, net of current
maturities                                            3,637         3,866

DEFERRED CREDITS AND OTHER LIABILITIES               12,417        14,454

SHAREHOLDERS' EQUITY:
Common stock,  $.01 par value;  60,000,000
shares authorized, 20,277,641 and 20,267,141
shares issued and outstanding, respectively             203           203
Paid-in capital                                      49,513        49,427
Warrants                                             16,500        16,500
Retained earnings                                    95,105        78,588
                                               ------------  ------------
     Total shareholders' equity                     161,321       144,718
                                               ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $    222,224  $    207,724
                                               ============  ============

The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                           MESABA HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                (in thousands, except per share information)

                                Three Months Ended       Six Months Ended
                                   September 30,           September 30,
                               ---------------------  ---------------------
                                 2000        1999        2000        1999
                               ---------   ---------  ---------   ---------
OPERATING REVENUES:
Passenger                      $ 112,444   $ 101,314  $ 218,561   $ 200,103
Other                              2,626       1,189      4,335       2,215
                               ---------   ---------  ---------   ---------
     Total operating revenues    115,070     102,503    222,896     202,318

OPERATING EXPENSES:
Wages and benefits                28,805      25,166     54,627      48,574
Aircraft fuel costs                6,635       6,923     13,199      13,594
Aircraft maintenance costs        19,310      16,669     38,291      32,982
Aircraft rents                    25,192      22,359     49,907      43,406
Landing fees                       1,756       1,907      3,480       3,802
Insurance and taxes                1,560       1,374      3,086       2,706
Depreciation and amortization      4,303       3,542      8,394       6,809
Administrative and other costs    14,098      13,339     26,776      25,193
                               ---------   ---------  ---------   ---------
     Total operating expenses    101,659      91,279    197,760     177,066
                               ---------   ---------  ---------   ---------
     Operating income             13,411      11,224     25,136      25,252
NONOPERATING INCOME
(EXPENSE):
Interest expense                     (93)       (102)       (189)      (207)
Other, net                         1,714         878       3,266      1,835
                               ---------   ----------  ---------  ---------
     Other income, net             1,621         776       3,077      1,628
                               ---------   ----------  ---------  ---------
   Income before income taxes     15,032      12,000      28,213     26,880
PROVISION FOR INCOME TAXES         6,232       4,682      11,695     10,486
                               ---------   ---------   ---------  ---------
NET INCOME                     $   8,800   $   7,318   $  16,518  $  16,394
                               =========   =========  ==========  =========
NET INCOME PER SHARE:
 Earnings per share - Basic    $    0.43   $    0.36  $     0.81  $    0.82
                               =========   =========  ==========  =========
 Earnings per share - Diluted  $    0.43   $    0.35  $     0.79  $    0.77
                               =========   =========  ==========  =========
WEIGHTED AVERAGE SHARES OUTSTANDING:

     Basic                        20,278      20,221      20,273     20,095
                               =========   =========  ==========  =========
     Diluted                      20,692      21,119      20,824     21,193
                               =========   =========  ==========  =========

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                        MESABA HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited, in thousands)

                                                   Six Months Ended
                                                     September 30,
                                                   2000          1999
                                               ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                     $     16,518  $     16,394
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                    8,394         6,809
     Amortization of deferred credits                (2,037)       (1,552)
     Changes in current operating items:
         Accounts receivable, net                    (2,947)       (1,403)
         Inventories                                    309         1,136
         Prepaid expenses and deposits                   70          (625)
   Accounts payable and accrued liabilities             143        (1,899)
                                               ------------  ------------
Net cash provided by operating activities            20,450        18,860

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment              (8,236)      (14,007)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                            86         2,246
     Repayment of long-term obligations                (209)         (193)
                                               ------------  ------------
Net cash provided by (used for) financing              (123)        2,053
activities
                                               ------------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS            12,091         6,906

CASH AND CASH EQUIVALENTS:
     Beginning of period                            100,172        83,152
                                               ------------  ------------
     End of period                             $    112,263  $     90,058
                                               ============  ============
SUPPLEMENTARY CASH FLOW INFORMATION:
     Cash paid during period for:
          Interest                             $        209  $        193
                                               ============  ============
          Income taxes                         $     11,604  $      9,997
                                               ============  ============
The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                             MESABA HOLDINGS, INC.
             NOTES TO INTERIM THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

The interim consolidated financial statements included herein have been prepared by Mesaba Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such interim consolidated financial statements. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements for the year ended March 31, 2000, and the notes thereto, included in the Company's Annual Report or Form 10-K filed with the Securities and Exchange Commission.

1. Basis of Presentation
------------------------
The consolidated financial statements include the accounts of the Company and its subsidiary, Mesaba Aviation, Inc. ("Mesaba"). All significant intercompany balances have been eliminated in consolidation.

2. Agreements with Northwest
----------------------------
The Company operates as a regional air carrier providing scheduled jet-prop and air freight service as Mesaba Airlines/Northwest Airlink under an Airline Services Agreement (the "Airlink Agreement") with Northwest to 84 cities in the Upper Midwest and Canada from Northwest's hub airports in Minneapolis/St. Paul and Detroit. The Airlink Agreement provides for exclusive jet-prop rights to designated service areas and extends through June 30, 2007. Either Northwest or Mesaba has the right to terminate the Airlink Agreement without cause upon 365 days notice.

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


3. Earnings Per Share
---------------------
Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued. Options and warrants totaling 4,762 and 3,864 were excluded from the computation of diluted earnings per share for the years ended September 30, 2000 and 1999, respectively. The following table reconciles the number of shares utilized in the earnings per share calculations:


The table below sets forth the computation of earnings per common share.

                                   Three Months Ended    Six Months Ended
                                      September 30,        September 30,
                                   --------------------  ------------------
                                        2000    1999       2000     1999
                                     --------  --------  --------  --------
   Net Income                        $  8,800  $  7,318  $ 16,518  $ 16,394
                                     ========  ========  ========  ========
   For Earnings Per Common Share -     20,278    20,221    20,273    20,095
   Basic:
     Weighted average number of
       issued shares outstanding
   Effect of dilutive securities
     Computed shares outstanding
       under the Company's stock
       option plan utilizing the
       treasury stock method               62       138       102       272
     Computed shares outstanding
       under warrants issued utilizing
       the treasury stock method          352       760       449       826
                                     --------  --------  --------  --------
   For earnings per Common Share - Diluted:
     Weighted average common shares
       and common share equivalents
       outstanding                     20,692    21,119    20,824    21,193
                                     ========  ========  ========  ========
   Earnings Per Share - Basic         $  0.43    $ 0.36   $  0.81   $  0.82
                                     ========  ========  ========  ========
   Earnings Per Share - Diluted       $  0.43    $ 0.35   $  0.79   $  0.77
                                     ========  ========  ========  ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (As used herein, "unit cost" means operating cost per available seat mile. Dollars and shares outstanding are expressed in thousands)

EARNINGS SUMMARY. The Company reported net income of $8,800 or $0.43 earnings per diluted share for the three months ended September 30, 2000, compared to $7,318 or $0.35 earnings per diluted share in the same period of fiscal 1999. Weighted average common shares and common share equivalents outstanding decreased to 20,692 from 21,119.

OPERATING REVENUES. Total operating revenues increased 12.3% in the second quarter of fiscal 2001 to $115,070 from $102,503 in the year earlier quarter, and revenue passenger miles increased 16.2% to 475,983 from 409,559. Passenger revenue per available seat mile ("RASM") decreased to $0.148 from $0.149 in the previous year's second quarter primarily due to the mix in operations between the turbo-prop and jet aircraft. Mesaba's average load factor was 62.6% in the current quarter compared to 60.3% during the same period a year ago. The improvement in traffic is attributable to the introduction of eight RJ85 aircraft as well as overall increases in passenger travel throughout the industry.

                                         Three months ended
        Operating Costs Per                 September 30,
  Available Seat Mile (Unit Cost)        2000          1999
-----------------------------------------------------------------
Wages and benefits                        3.8 CENTS     3.7 CENTS
Aircraft fuel costs                       0.9           1.0
Aircraft maintenance costs                2.5           2.5
Aircraft rents                            3.3           3.3
Landing fees                              0.2           0.3
Insurance and taxes                       0.2           0.2
Depreciation and amortization             0.6           0.5
Administrative and other costs            1.9           1.9
                                       --------       --------
Total                                    13.4 CENTS    13.4 CENTS


                                          Three months ended
                                            September 30,
        Operating statistics              2000          1999
--------------------------------------------------------------

Revenue passengers carried             1,691,545     1,508,900
Revenue passenger miles (000)           475,983       409,559
Available seat miles (000)              760,950       679,277
Passenger load factor                    62.6%         60.3%
Passenger revenue per available seat
mile                                     $0.148        $0.159
Departures                               69,409        70,142
Aircraft in service                       109           101

OPERATING EXPENSES. Total operating expenses increased 11.4% to $101,659 from $91,279 in the prior year's second quarter. Mesaba's unit cost remained constant at $0.134 as a result of a 12% increase in ASMs to 760,950 from 679,277 in the year earlier period. The increase in ASMs was accomplished by the acquisition of eight RJ85's since September 30, 1999.

Wages and benefits increased 14.5% to $28,805 in the second quarter of fiscal 2001 from $25,166 in the second quarter of fiscal 2000. The majority of the increase is a result of higher costs of flight crews due to a 30.5% increase in RJ85 block hours as well as significant increases in support personnel to facilitate the RJ85 ground handling expansion program in Minneapolis. Unit cost for wages and benefits increased 2.7% to 3.8 cents from 3.7 cents.

Fuel costs decreased 4.2% to $6,635 in this year's second quarter compared to $6,923 in last year's second quarter. The change is primarily attributable to a decrease in consumption as a result of fewer turbo-prop block hours flown when compared to one year ago. Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices. The actual cost of fuel, including taxes and pumping fees, was
83.5 cents per gallon both in the current quarter and a year ago. Unit cost for fuel decreased 10.0% to 0.9 cents from 1.0 cents. Mesaba is not required to provide fuel for the jet operation.

Direct maintenance expense, excluding wages and benefits, increased 15.8% to $19,310 in the second quarter of fiscal 2001 from $16,669 in the second quarter of fiscal 2000. This increase was primarily attributable to the addition of eight RJ85 aircraft to the fleet. However, unit cost for direct maintenance remained constant at 2.5 cents.

Aircraft rents increased 12.7% to $25,192 in the second quarter of fiscal 2001 from $22,359 in the second quarter of fiscal 2000. This increase is primarily attributable to the addition of eight RJ85 aircraft. Unit cost for aircraft rents remained constant at 3.3 cents.

Total landing fees decreased 7.9% to $1,756 in the second quarter of fiscal 2001 compared to $1,907 for the second quarter of fiscal 2000. The decrease is attributable to a 9.3% decrease in departures. Mesaba also experienced a 1.4% increase in the overall effective landing fee rate.
Unit cost for landing fees decreased 33.3% to 0.2 cents from 0.3 cents in the previous year. Provisions of the Jet Agreement provide that Mesaba is not required to pay for landing fees for the jet operation.

Insurance and taxes increased 13.5% to $1,560 in the second quarter of fiscal 2001 compared to $1,374 for the second quarter of fiscal 2000.
This is due primarily to an increase in passenger liability insurance associated with increased passenger volume and increased hull values associated with the increase in the number of aircraft in the fleet partially offset by a reduction in passenger liability insurance rates and reduced amounts paid for hull insurance caused by the normal decline in fleet values. Unit cost for insurance and taxes remained unchanged at 0.2 cents.

Depreciation and amortization increased 21.5% to $4,303 in the second quarter of fiscal 2001 compared to $3,542 in the second quarter of fiscal 2000. The higher level of depreciation and amortization resulted from the acquisition of spare parts to support the Saab 340 and RJ85 fleet and from increased expenditures associated with ground support equipment to support the startup of ground handling activities in the Minneapolis/St. Paul hub. The Company paid contract rights fees in the form of stock purchase warrants issued to Northwest in connection with amendments to the Jet Agreement, which increased the number of aircraft to be flown by Mesaba from 12 to

36. These fees are being amortized on a straight- line basis over the remaining term of the Jet Agreement at a cost of approximately $600 per quarter. Unit cost for depreciation and amortization increased 20% to 0.6 cents from 0.5 cents.

Administrative and other costs increased 5.7% to $14,098 in the second quarter of fiscal 2001 compared to $13,339 in the second quarter of fiscal 2000. This increase is primarily attributable to higher pilot training and crew-related expenses excluding wages and benefits. Unit cost for administrative and other costs remained unchanged at 1.9 cents. Mesaba is generally not required to provide airport and passenger related expenses for the jet operation.


OPERATING INCOME. Operating income totaled $13,411 in the current period, an increase of 19.5% from 11,224 a year ago. Mesaba's operating margin increased to 11.7% from 10.9% in the prior year's second quarter.

NONOPERATING INCOME. Nonoperating income increased to $1,621 in the current quarter from $776 in the prior year's second quarter as a result of higher levels of interest income.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 41.5% in the second quarter of fiscal 2001 up from 39.0% in fiscal 2000, as a result of higher levels of nondeductible expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 As used herein, "unit cost" means operating cost per available seat mile. Dollars and shares outstanding are expressed in thousands)

EARNINGS SUMMARY. The Company reported net income of $16,518 or $0.79 per diluted share for the six months ended September 30, 2000, compared to $16,394 or $0.77 per diluted share in the same period of fiscal 2000. Weighted average shares outstanding decreased to 20,824 from 21,193.

OPERATING REVENUES. Total operating revenues increased 10.2% in the first half of fiscal 2001 to $222,896 from $202,318 in the year earlier period, and revenue passenger miles increased 18.6% to 916,070 from 772,621. Passenger revenue per available seat mile ("RASM") decreased to $0.146 from $0.154 in the year earlier period primarily due to the mix in operations between the turbo-prop and jet aircraft. Mesaba's average load factor was 61.4% in the current period compared to 59.4% during the same period a year ago. The improvement in traffic is attributable to the introduction of eight RJ85 aircraft as well as increases in passenger travel throughout the industry.


        Operating Costs Per          Six months ended September 30,
Available Seat Mile (Unit Cost)        2000          1999
-------------------------------------------------------------------
Wages and benefits                        3.7 CENTS     3.7 CENTS
Aircraft fuel costs                       0.9           1.1
Aircraft maintenance costs                2.5           2.5
Aircraft rents                            3.3           3.3
Landing fees                              0.2           0.3
Insurance and taxes                       0.2           0.2
Depreciation and amortization             0.6           0.5
Administrative and other costs            1.8           2.0
                                       --------       --------
Total                                    13.2 CENTS    13.6 CENTS


                                      Six months ended September
                                                 30,
        Operating statistics              2000          1999
-------------------------------------------------------------------
Revenue passengers carried                 3,249,046     2,906,900
Revenue passenger miles (000)                916,070       772,621
Available seat miles (000)                 1,492,901     1,301,071
Passenger load factor                          61.4%         59.4%
Passenger revenue per available seat mile    $ 0.146        $0.154
Departures                                   137,286       137,836
Aircraft in service                              109           101


OPERATING EXPENSES. Total operating expenses increased 11.7% to $197,760 from $177,066 in the prior year's first half. Mesaba's unit cost decreased 2.9% to $0.132 from $0.136 as a result of a 14.7% increase in available seat miles to 1,492,901 in the first half of fiscal 2001 from 1,301,071 in the year earlier period. The increase in ASMs was primarily accomplished by the acquisition of eight RJ85's.

Wages and benefits increased 12.5% to $54,627 in the first half of fiscal 2001 from $48,574 in the first half of fiscal 2000. The majority of the increase is a result of higher cost of flight crews due to a 36.0% increase in RJ85 block hours and the addition of flight crews to support the introduction of the RJ85 as well as significant increases in support personnel to satisfy the expansion of the Minneapolis RJ85 ground handling. Unit cost remained unchanged at 3.7 cents.

Fuel costs decreased 2.9% to $13,199 in this year's first half-compared to
$13,594 in last year's first half.   The decrease is primarily attributable
to a decreased consumption due to fewer turbo-prop block hours flown. Provisions of the Airlink Agreement with Northwest protect Mesaba from fluctuations in fuel prices. The actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon both in the current period and a
year ago.   Unit cost for fuel decreased 18.2% to 0.9 cents from 1.1 cents.
Mesaba is not required to provide fuel for the jet operation.

Direct maintenance expense, excluding wages and benefits, increased 16.1% to $38,291 in the first half of fiscal 2001 from $32,982 in the first half of fiscal 2000. This increase was primarily attributable to the addition of eight RJ85 aircraft to the fleet. Unit costs for direct maintenance remained unchanged at 2.5 cents.

Aircraft rents increased 15.0% to $49,907 in the first half of fiscal 2001 from $43,406 in the first half of fiscal 2000. This increase is primarily attributable to the addition of eight RJ85 aircraft when compared to one
year ago.   Mesaba has taken delivery of three RJ85 aircraft during the current six- month period. Unit cost for aircraft rents remained unchanged at 3.3 cents.

Total landing fees decreased 8.5% to $3,480 in the first half of fiscal 2001 compared to $3,802 for the first half of fiscal 2000. The decrease is attributable to an 8.8% decrease in the average gross landing weight due to decreased turbo-prop activity. Unit cost for landing fees decreased 33.3% to 0.2 cents from 0.3 cents. Provisions of the Jet Agreement with Northwest provide that Mesaba is not required to pay landing fees for the jet operation.

Insurance and taxes increased 14.0% to $3,086 in the first half of fiscal 2001 compared to $2,706 for the first half of fiscal 2000. This is due primarily to an increase in passenger liability insurance associated with increased passenger volume and increased hull values associated with the Saab 340 and RJ85 aircraft partially offset by a reduction in passenger liability insurance rates and reduced amounts paid for hull insurance caused by the normal decline in fleet values. Unit cost for insurance and taxes remained unchanged at 0.2 cents.

Depreciation and amortization increased 23.3% to $8,394 in the first half of fiscal 2001 compared to $6,809 in the first half of fiscal 2000. The higher level of depreciation and amortization resulted from the acquisition of spare parts to support the Saab 340 and RJ85 fleets and increased expenditures associated with ground support equipment to support the startup of ground handling activities out of the Minneapolis/St. Paul hub. Unit cost for depreciation and amortization increased 20% to 0.6 cents from
0.5 cents.

Administrative and other costs increased 6.3% to $26,776 in the first half of fiscal 2001 compared to $25,193 in the first half of fiscal 2000. This increase is primarily attributable to higher pilot training and crew related expenses, excluding wages and benefits, associated with increases in flying and increases in airport and passenger related expenses resulting from increases in traffic and the number of cities served. Due to the additional capacity generated by the larger jet equipment, unit cost for administrative and other costs decreased 10.0% to 1.8 cents from 2.0 cents.

OPERATING INCOME. Operating income totaled $25,136 in the current period, a decrease of 0.5% from $25,252 a year ago. Mesaba's operating margin decreased to 11.3% from 12.5% in the prior year's first half.

NONOPERATING INCOME. Nonoperating income increased to $3,077 in the current period from $1,628 in the prior year's first half as a result of higher levels of interest income.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 41.5% in the first half of fiscal 2001 and 39.0% in fiscal 2000 due to higher levels of non- deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $109,762 with a current ratio of
3.4 at September 30, 2000 compared to $95,266 and 3.1 at March 31, 2000. Cash and cash equivalents increased by $12,091 to $112,263 at September 30, 2000. Net cash flows provided by operating activities totaled $20,450 in the first half of 2001 compared to $18,860 in the first half of fiscal 2000. Net cash flows used for investing activities amounted to $8,236 during the six months ended September 30, 2000 compared to $14,007 in the same period last year. Net cash flows used for financing activities through September 30, 2000 totaled $123 compared to $2,053 provided by financing activities in the same period last year.

Long-term obligations, net of current maturities, totaled $3,637 at September 30, 2000 compared to $3,866 at March 31, 2000. The ratio of long-term debt to stockholders' equity decreased to .02 at September 30, 2000 from .03 at March 31, 2000.

As of October, 2000, Mesaba's fleet consisted of 109 aircraft covered under operating leases with remaining terms of six months to 16.5 years and an aggregate monthly lease payments of approximately $8.9 million. Operating leases have been Mesaba's primary method of acquiring aircraft, and management expects to continue relying on this method to meet most of its future aircraft needs. Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with original terms up to 17.5 years. Mesaba leases its RJ85 aircraft from Northwest under operating leases with terms of up to ten years. Continued funding of the monthly lease payments is ensured as long as the current operating contracts with Northwest are in effect.

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

Approximately 81% of the Company's accounts receivable balance at September 30, 2000 is due from Northwest. Loss of the Company's affiliation with Northwest or Northwest's failure to make timely payment of amounts owed to the Company or to otherwise materially perform under the Airlink or Jet Agreement for any reason would have a material adverse effect on the Company's operations and financial results.

The Company has historically relied upon cash reserves, internally generated funds and borrowings to support its working capital
requirements.   Management believes that funds from operations will
provide adequate resources for meeting non-aircraft capital needs in fiscal 2001.

                                    Part II.

Item 1. LEGAL PROCEEDINGS

The Company has been served with four lawsuits in Hennepin County District Court and one lawsuit in Dakota County District Court. The lawsuits have been prepared as purported class actions on behalf of the Company's shareholders. Also named as defendants in the lawsuits are each of the Company's current directors and Northwest Airlines Corporation.

The lawsuits arise out of the proposal by Northwest Airlines Corporation to acquire all of the outstanding shares of the Company's common stock which Northwest does not presently own. The lawsuits allege that the defendants have breached their fiduciary duties to the Company's shareholders in connection with the proposed transaction. Each of the lawsuits seeks to enjoin the defendants from proceeding with the proposed transaction and, if the transaction is completed, to rescind the transaction or to compensate the Company's shareholders for alleged damages. The complaints also seek legal fees and other expenses on behalf of the plaintiffs.

The Company believes the lawsuits are without merit, and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.


Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company filed with the Securities and Exchange Commission a definitive proxy statement dated July 24, 2000 in connection with its annual meeting of shareholders held on August 21, 2000. All persons nominated by management for election as Class One, Class Two and Class Three directors, as discussed in the definitive proxy statement, were elected. The Company's proposed 2000 stock option plan was approved by the shareholders casting 14,288,046 votes in favor of the ratification, 5,088,460 votes against the ratification and 39,453 abstentions. In addition, shareholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending March 31, 2001, casting 18,867,217 votes in favor of the ratification, 455,167 votes against the ratification and 33,572 abstentions. There were no broker non-votes.

Item 5. OTHER INFORMATION

On November 1, 2000, Northwest Airlines presented to the Company an offer to purchase all outstanding shares not currently owned by Northwest at a price of $13.00 per share. The Board of Directors appointed a special committee of independent directors to consider and act upon Northwest's offer and other alternatives on behalf of Mesaba and its public shareholders.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MESABA HOLDINGS, INC.

Date:     November 13, 2000    BY:  /s/ Robert E. Weil
                                    -----------------------
                                    Robert E. Weil
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)

                                    /s/ Jon R. Meyer
                                    ------------------------
                                    Jon R. Meyer
                                    Director of Accounting/Controller
                                   (Principal Accounting Officer)