Form 10-Q
period 2000-12-31
MESABA HOLDINGS INC
filed 2001-02-14
CIK 835768

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

            {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended December 31, 2000

                                        OR

           { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______  to ______

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

                    Yes X   No
                       ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Outstanding as of February 10, 2001
               -----                    -----------------------------------
          Common Stock
          Par value $.01 per share                     20,288,141

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

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                         MESABA HOLDINGS, INC.
                      CONSOLIDATED BALANCE SHEETS
               (in thousands, except share information)


                                ASSETS
                                ------
                                             December 31,    March 31,
                                                 2000           2000
                                             (Unaudited)
                                             -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                    $  22,222    $   100,172
  Short-term investments available for sale       81,372              -
  Accounts receivable, net                        23,722         20,090
  Inventories                                      7,753          6,103
  Prepaid expenses and deposits                    3,485          4,371
  Deferred tax asset                               9,216          9,216
                                             -----------    -----------
     Total current assets                        147,770        139,952

PROPERTY AND EQUIPMENT:
  Facilities under capital lease                   9,147          9,147
  Rotables and other spare parts                  65,500         55,446
  Other property and equipment                    30,136         26,676
  Accumulated depreciation and amortization      (48,357)       (37,160)
                                             -----------    -----------
     Net property and equipment                   56,426         54,109

OTHER ASSETS AND DEFERRED COSTS                   11,952         13,663
                                             -----------    -----------
TOTAL ASSETS                                   $ 216,148    $   207,724
                                             ===========    ===========

The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                          MESABA HOLDINGS, INC.
                 CONSOLIDATED BALANCE SHEETS (Continued)
                 (in thousands, except share information)

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                             December 31,    March 31,
                                                 2000          2000
                                             (Unaudited)
                                             -----------    -----------
CURRENT LIABILITIES:
  Current maturities of long-term obligations$       458    $       429

  Accounts payable                                13,429         13,003
  Accrued liabilities
     Payroll                                       6,448          8,271
     Maintenance                                  13,904         14,064
     Other                                         3,353          8,919
                                             -----------    -----------
     Total current liabilities                    37,592         44,686

LONG-TERM OBLIGATIONS, net of current
maturities                                         3,519          3,866

DEFERRED CREDITS AND OTHER LIABILITIES            11,373         14,454

SHAREHOLDERS' EQUITY:
Common stock,  $.01 par value;  60,000,000
shares authorized, 20,288,141 and 20,267,141
shares issued and outstanding, respectively          203            203
Paid-in capital                                   49,576         49,427
Warrants                                          16,500         16,500
Retained earnings                                 97,385         78,588
                                             -----------    -----------
     Total shareholders' equity                  163,664        144,718
                                             -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY   $   216,148    $   207,724
                                             ===========    ===========

The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                              MESABA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (in thousands, except per share information)


                                    Three Months Ended    Nine Months Ended
                                       December 31,          December 31,
                                     2000       1999       2000       1999
                                  ---------  ---------  ---------  ---------
OPERATING REVENUES:
Passenger                         $ 103,044  $  99,823  $ 321,605  $ 299,926
Other                                 2,577      1,185      6,912      3,400
                                  ---------  ---------  ---------  ---------
     Total operating revenues       105,621    101,008    328,517    303,326


OPERATING EXPENSES:
Wages and benefits                   28,627     24,828     83,254     73,402
Aircraft fuel costs                   6,434      6,694     19,633     20,288
Aircraft maintenance costs           19,482     18,309     57,773     51,291
Aircraft rents                       25,289     22,015     75,196     65,421
Landing fees                          1,106      1,850      4,586      5,652
Insurance and taxes                   1,603      1,431      4,689      4,137
Depreciation and amortization         4,513      3,690     12,907     10,499
Administrative and other costs       16,456     10,598     43,232     35,791
                                  ---------  ---------  ---------  ---------
     Total operating expenses       103,510     89,415    301,270    266,481

     Operating income                 2,111     11,593     27,247     36,845

NONOPERATING INCOME (EXPENSE):
Interest expense                        (90)       (99)      (279)      (306)
Other, net                            1,882      1,377      5,148      3,212
                                  ---------  ---------  ---------  ---------
     Other income, net                1,792      1,278      4,869      2,906

     Income before income taxes       3,903     12,871     32,116     39,751

PROVISION FOR INCOME TAXES            1,623      5,020     13,318     15,506
                                  ---------  ---------  ---------  ---------
NET INCOME                        $   2,280  $   7,851  $  18,798  $  24,245
                                  =========  =========  =========  =========

NET INCOME PER SHARE:
     Earnings per share - Basic   $    0.11  $    0.39  $    0.93  $    1.20
                                  =========  =========  =========  =========
     Earnings per share - Diluted $    0.11  $    0.38  $    0.90  $    1.15
                                  =========  =========  =========  =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                           20,288     20,252     20,276     20,147
                                  =========  =========  =========  =========
     Diluted                         21,134     20,913     20,927     21,099
                                  =========  =========  =========  =========

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                         MESABA HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, in thousands)
                                                 Nine Months Ended
                                                    December 31,
                                                2000            1999
                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                   $    18,798    $    24,245

Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                12,907         10,499
     Amortization of deferred credits             (3,081)        (1,730)
Changes in current operating items:
     Accounts receivable, net                     (3,632)       (19,310)
     Inventories                                  (1,650)           661
     Prepaid expenses and deposits                   886         (1,196)
     Accounts payable and accrued liabilities     (7,123)          (498)
                                             -----------    -----------
Net cash provided by operating activities         17,105         12,671

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments
        available for sale                      (163,929)             -
     Sale of short-term investments
        available for sale                        82,557              -
     Purchase of property and equipment          (13,514)       (15,940)
                                             -----------    -----------
Net cash used in investing activities            (94,886)       (15,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                        149          2,518
     Repayment of long-term obligations             (318)          (318)
                                             -----------    -----------
Net cash provided by (used in) financing
activities                                          (169)         2,200
                                             -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS        (77,950)        (1,069)

CASH AND CASH EQUIVALENTS:
     Beginning of period                         100,172         83,152
                                             -----------    -----------
     End of period                           $    22,222    $    82,083
                                             ===========    ===========
SUPPLEMENTARY CASH FLOW INFORMATION:
     Cash paid during period for:
          Interest                           $       279    $       306
                                             ===========    ===========
          Income taxes                       $    16,549    $    14,922
                                             ===========    ===========

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                               MESABA HOLDINGS, INC.
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

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


1. Basis of Presentation
- ------------------------

The consolidated financial statements include the accounts of the Company
and its subsidiary, Mesaba Aviation, Inc. ("Mesaba").   All significant
intercompany balances have been eliminated in consolidation.

2. Agreements with Northwest
- ----------------------------

The Company operates a regional air carrier providing scheduled turbo-prop passenger and air freight service as Mesaba Airlines/Northwest Airlink under an Airline Services Agreement (the "Airlink Agreement") with Northwest Airlines, Inc. ("Northwest") to 76 cities in the Upper Midwest and Canada from Northwest's hub airports, Minneapolis/St. Paul and Detroit. The Airlink Agreement provides for exclusive turbo-prop rights to designated service areas and extends through June 30, 2007. Either Northwest or Mesaba has the right to terminate the Airlink Agreement without cause upon 365 days notice.

Mesaba also operates 36 Avro RJ85 ("RJ85") regional jets for Northwest under a separate Regional Jet Services Agreement (the "Jet Agreement"), which extends through May 1, 2007. Northwest has the right to terminate the Jet Agreement without cause upon 180 days written notice, such notice not to be given before May 1, 2003. As of December 31, 2000, Mesaba had taken delivery of all 36 RJ85 aircraft and currently serves 48 cities. The aircraft are subleased from Northwest and are operated as Northwest Jet Airlink from the Minneapolis/St. Paul, Detroit and Memphis hubs.

Under the agreements, all flights that Mesaba currently operates are designated as Northwest flights using Northwest's designator code in all computer reservations systems, including the Official Airline Guide, with an asterisk and a footnote indicating that Mesaba is the carrier providing the service. In addition, flight schedules of Mesaba and Northwest are closely coordinated to facilitate interline connections, and Mesaba's passenger gate facilities at the Minneapolis/St. Paul International Airport, Detroit Metropolitan Airport and Memphis International

Airport are integrated with Northwest's facilities in the main terminal buildings, rather than at the more remote commuter air terminals. The agreement with Northwest also permits Mesaba to offer its passengers fares between the cities served by Mesaba and all of the destinations served by Northwest as well as participation in Northwest's frequent flyer program. Mesaba's jet aircraft are painted in the colors of Northwest Airlines and the turbo-prop aircraft are painted in a distinctive "Northwest Airlink" configuration, with a Northwest Airlines logo in addition to Mesaba's name.

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


3. Earnings Per Share
- ----------------------

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued. Options and warrants totaling 4,321 and 4,268 were excluded from the computation of diluted earnings per share for the years ended December 31, 2000 and 1999, respectively. The following table reconciles the number of shares utilized in the earnings per share calculations: (in thousands, except per share information)



                                        Quarter Ended      Nine Months Ended
                                         December 31,         December 31,
                                        -----------------  -------------------
                                          2000      1999      2000      1999
                                          ----      ----      ----      ----

   Net Income                            $ 2,280   $ 7,851   $18,798   $24,245
                                         =======   =======   =======   =======
   For Earnings Per Common Share - Basic: 20,288 20,252 20,276 20,147 Weighted average number of issued shares outstanding
   Effect of dilutive securities
    Computed shares outstanding under
    the Company's stock option plan
    utilizing the treasury stock method      185        78       139       352

   Computed shares outstanding under
   warrants issued utilizing the
   treasury stock method                     661       583       512       600
                                         -------   -------   -------   -------
   For earnings per Common Share -Diluted:
   Weighted average common shares
    and common share
    equivalents outstanding               21,134    20,913    20,927    21,099
                                         =======   =======   =======   =======
   Earnings Per Share - Basic            $  0.11   $  0.39   $  0.93   $  1.20
                                         =======   =======   =======   =======
   Earnings Per Share - Diluted          $  0.11   $  0.38   $  0.90   $  1.15
                                         =======   =======   =======   =======

4. Derivative Instruments and Hedging Activities
- ------------------------------------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. If certain conditions are met, a derivative may qualify for hedge accounting. The Company will adopt SFAS No. 133, as amended, on April 1, 2001. Management is currently assessing the impact of SFAS No. 133, but does not expect it to have a material effect on its statement of financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.


Results of Operations for the Three Months Ended December 31, 2000 and 1999
- ---------------------------------------------------------------------------
(As used herein, "unit cost" means operating cost per available seat mile. Dollars and shares outstanding are expressed in thousands.)


EARNINGS SUMMARY. The Company reported net income of $2,280 or $0.11 diluted earnings per share for the three months ended December 31, 2000, compared to $7,851 or $0.38 diluted earnings per share in the same period ended December 31, 1999. Weighted average common shares and common share equivalents outstanding increased to 21,134 from 20,913.


OPERATING REVENUES. Total operating revenues increased 4.6% in the third quarter of fiscal 2001 to $105,621 from $101,008 in the year earlier quarter, and revenue passenger miles increased 6.9% to 414,465 from 387,638. Passenger revenue per available seat mile ("RASM") decreased to $0.143 from $0.146 in the previous year's third quarter. Unit revenue is decreasing due to the introduction of additional RJ85 aircraft, which has a lower unit revenue as well as lower unit cost. Mesaba's average passenger load factor (percentage of seats filled on each aircraft on average = RPMs / ASMs ) was 57.5% in the third quarter compared to 56.7% during the same period a year ago. The improvement in traffic is attributable to the introduction of seven RJ85 aircraft during the year as well as overall increases in passenger travel within the industry.

Operating revenues were negatively impacted during the quarter by a schedule reduction due to pilot shortages, adverse weather conditions and a $4,759 billing dispute with Northwest. The Company reduced its schedule by approximately 4% from its original plan in the quarter due to pilot unavailability. In addition, Mesaba experienced more than double the number of adverse weather days in both November and December versus the same period in 1999. The Company is in discussions with Northwest regarding the payment that Northwest withheld in connection with billing rate disputes related to the schedule reductions. The Company believes the reasons for this dispute will not negatively affect the current and future quarters because Mesaba is now operating a full schedule according to the original plan.

                                        Three months ended December 31,
        Operating statistics                       2000          1999
        --------------------                     --------      --------
Revenue passengers carried                      1,511,746     1,417,800
Revenue passenger miles (000)                     414,465       387,638
Available seat miles (000)                        720,247       683,408
Passenger load factor                                57.5%         56.7%
Passenger revenue per available seat mile          $0.143        $0.146
Departures                                         66,175        68,995
Aircraft in service                                   109           102

OPERATING EXPENSES. Total operating expenses increased 15.8% to $103,510 from $89,415 in the prior year's third quarter. Mesaba's unit cost increased 9.9% to $0.144 from $0.131. Available seat miles increased to 720,247 in the third quarter of fiscal 2001 from 683,408 in the year earlier quarter. The increase in ASMs was accomplished by the acquisition of seven RJ85 since December 31, 1999 partially offset by an approximate 4% reduction in the schedule to compensate for crew shortages due to high levels of pilot attrition. The significant change in unit cost year over year was due to increases in pilot hiring and training expenses, cost associated with interrupted operations from weather cancellations and one-time costs associated with the proposed buyout of Mesaba by Northwest.

        Operating Costs Per          Three months ended December 31,
  Available Seat Mile (Unit Cost)        2000          1999
- --------------------------------------------------------------------
Wages and benefits                        4.0 CENTS     3.6 CENTS
Aircraft fuel costs                       0.9           1.0
Aircraft maintenance costs                2.7           2.7
Aircraft rents                            3.5           3.2
Landing fees                              0.2           0.3
Insurance and taxes                       0.2           0.2
Depreciation and amortization             0.6           0.5
Administrative and other costs            2.3           1.6
                                        -----          ----
Total                                    14.4 CENTS    13.1 CENTS

Wages and benefits increased 15.3% to $28,627 in the third quarter of fiscal 2001 from $24,828 in the third quarter of fiscal 2000. Unit cost increased 11.1% to 4.0 cents from 3.6 cents. The majority of the increase is a result of higher costs of flight crews and ground support personnel due to a 24.0% increase in RJ85 block hours. The Minneapolis RJ85 ground handling expansion program and increased pilot training due to higher levels of attrition also contributed to higher costs.

Fuel costs decreased 3.9% to $6,434 in this year's third quarter compared to $6,694 in last year's third quarter. The change is primarily attributable to a decrease in consumption due to 8.2% fewer block hours flown by the turbo-prop aircraft when compared to one year ago.
Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices. Mesaba's actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon both in the third quarter and a year ago. Unit cost for fuel decreased 10.0% to 0.9 cents from 1.0 cents. Northwest provides fuel for the jet operation at its expense.

Direct maintenance expense, excluding wages and benefits, increased 6.4% to $19,482 in the third quarter of fiscal 2001 from $18,309 in the third quarter of fiscal 2000. This increase was primarily attributable to the addition of seven RJ85 aircraft to the fleet. Unit cost for direct maintenance remained unchanged at 2.7 cents.

Aircraft rents increased 14.9% to $25,289 in the third quarter of fiscal 2001 from $22,015 in the third quarter of fiscal 2000. This increase is primarily attributable to the addition of seven RJ85 aircraft when compared to one year ago. Unit cost for aircraft rents increased 9.4% to
3.5 cents from 3.2 cents.

Total landing fees decreased 40.2% to $1,106 in the third quarter of fiscal 2001 compared to $1,850 for the third quarter of fiscal 2000. The decrease is attributable to significant credits received during the current period for overcharges that occurred in previous periods from Detroit Metropolitan Airport. Unit cost for landing fees decreased 33.3% to 0.2 cents from 0.3 cents. Northwest provides landing fees for the jet operation at its expense.

Insurance and taxes increased 12.0% to $1,603 in the third quarter of fiscal 2001 compared to $1,431 for the third quarter of fiscal 2000. This is due to a 6.9% increase in passenger volume and increased hull values associated with the number of aircraft in the fleet. Unit cost for insurance and taxes remained unchanged at 0.2 cents.

Depreciation and amortization increased 22.3% to $4,513 in the third quarter of fiscal 2001 compared to $3,690 in the third quarter of fiscal 2000. The higher level of depreciation and amortization resulted from the acquisition of spare parts to support the aircraft. The Company paid contract rights fees in the form of stock purchase warrants issued to Northwest in connection with amendments to the Jet Agreement, which increased the number of aircraft to be flown by Mesaba from 12 to 36. These fees are being amortized on a straight-line basis over the remaining term of the Jet Agreement. Unit cost for depreciation and amortization increased 20.0% to 0.6 cents from 0.5 cents.

Administrative and other costs increased 55.3% to $16,456 in the third quarter of fiscal 2001 compared to $10,598 in the third quarter of fiscal 2000. The significant change in year over year costs was due to increases in pilot hiring and training expenses, costs associated with interrupted operations from weather cancellations and one-time costs associated with the proposed buyout of Mesaba by Northwest.


OPERATING INCOME. Operating income totaled $2,111 in the third quarter, a decrease of 81.8% from $11,593 a year ago. Mesaba's operating margin decreased to 2.0% from 11.5% in the prior year's third quarter.


NONOPERATING INCOME. Nonoperating income increased to $1,792 in the third quarter from $1,278 in the prior year's third quarter as a result of additional interest income due to higher average levels of cash and cash equivalents and short-term investments.


PROVISION FOR INCOME TAXES. The Company's effective tax rate was 41.5% in the third quarter of fiscal 2001 up from 39.0% in fiscal 2000, as a result of higher levels of nondeductible expenses.

Results of Operations for the Nine Months Ended December 31, 2000 and 1999
- -----------------------------------------------------------------------------
(As used herein, "unit cost" means operating cost per available seat mile. Dollars and shares outstanding are expressed in thousands.)


EARNINGS SUMMARY. The Company reported net income of $18,798 or $0.90 per diluted share for the nine months ended December 31, 2000, compared to $24,245 or $1.15 per diluted share in the same period of fiscal 2000. Weighted average shares outstanding decreased to 20,927 from 21,099.


OPERATING REVENUES. Total operating revenues increased 8.3% in the first nine months of fiscal 2001 to $328,517 from $303,326 in the year earlier period, and revenue passenger miles increased 14.7% to 1,330,535 from 1,160,259. Passenger revenue per available seat mile ("RASM") decreased to $0.145 from $0.151 in the year earlier period. Unit revenue is decreasing due to the introduction of additional RJ85 aircraft. Unit revenue is decreasing due to the introduction of additional RJ85 aircraft, which has a
lower unit revenue as well as lower unit cost.   Mesaba's average passenger
load factor was 60.1% in the nine-month period compared to 58.5% during the same period a year ago. The improvement in traffic is attributable to the additional seven RJ85 aircraft as well as overall increases in passenger travel within the industry.

Operating revenues were negatively impacted during the period by a schedule reduction due to pilot shortages, adverse weather conditions during the third quarter and a $4,759 billing dispute with Northwest. The Company is in discussions with Northwest regarding the payment that Northwest withheld in connection with billing rate disputes related to the schedule reductions. The Company believes the reasons for this dispute will not negatively affect the current and future quarters because Mesaba is now operating a full schedule according to the original plan.

                                             Nine months ended December 31,
        Operating statistics                       2000          1999
        --------------------                     --------      --------
Revenue passengers carried                      4,760,792     4,324,700
Revenue passenger miles (000)                   1,330,535     1,160,259
Available seat miles (000)                      2,213,148     1,984,479
Passenger load factor                                60.1%         58.5%
Passenger revenue per available seat mile          $0.145        $0.151
Departures                                        203,461       206,831
Aircraft in service                                   109           102

OPERATING EXPENSES. Total operating expenses increased 13.1% to $301,270 from $266,481 in the prior year's first nine months. Mesaba's unit cost increased 1.5% to $0.136 from $0.134. Available seat miles increased to 2,213,148 in the first nine months of fiscal 2001 from 1,984,479 in the year earlier period. The increase in ASMs was accomplished by the acquisition of seven RJ85 since December 31, 1999. The change in unit cost year over year was due to increases in pilot hiring and training expenses, cost associated with interrupted operations from weather cancellations in the third quarter and one-time costs associated with the proposed buyout of Mesaba by Northwest.

        Operating Costs Per          Nine months ended December 31,
  Available Seat Mile (Unit Cost)        2000          1999
- --------------------------------------------------------------------
Wages and benefits                        3.8 CENTS     3.7 CENTS
Aircraft fuel costs                       0.9           1.0
Aircraft maintenance costs                2.6           2.6
Aircraft rents                            3.4           3.3
Landing fees                              0.2           0.3
Insurance and taxes                       0.2           0.2
Depreciation and amortization             0.6           0.5
Administrative and other costs            1.9           1.8
                                        -----          ----
Total                                    13.6 CENTS    13.4 CENTS

Wages and benefits increased 13.4% to $83,254 in the first nine months of fiscal 2001 from $73,402 in the first nine months of fiscal 2000. The increase is a result of higher costs of flight crews and ground personnel due to a 31.7% increase in RJ85 block hours, the Minneapolis RJ85 ground handling expansion and increased pilot training associated with higher levels of pilot attrition. Unit cost increased 2.7% to 3.8 cents from 3.7 cents.

Fuel costs decreased 3.2% to $19,633 in this year's first nine months
compared to $20,288 in last year's first nine months.   The decrease is
primarily attributable to 5.1% fewer turbo-prop block hours flown offset by slightly higher levels of consumption. Provisions of the Airlink Agreement with Northwest protect Mesaba from fluctuations in fuel prices. Mesaba's cost of fuel, including taxes and pumping fees, was 83.5 cents
per gallon both in the current nine-month period and a year ago.   Unit
cost for fuel decreased 10.0% to 0.9 cents from 1.0 cents. Northwest provides fuel for the jet operation at its expense.

Direct maintenance expense, excluding wages and benefits, increased 12.6% to $57,773 in the first nine months of fiscal 2001 from $51,291 in the first nine months of fiscal 2000. This increase was primarily attributable to the addition of seven RJ85 aircraft to the fleet. Unit cost for direct maintenance was unchanged at 2.6 cents.

Aircraft rents increased 14.9% to $75,196 in the first nine months of fiscal 2001 from $65,421 in the first nine months of fiscal 2000. This increase is primarily attributable to the addition of seven RJ85 aircraft during the current nine-month period. Unit cost for aircraft rents increased 3.0% to 3.4 cents from 3.3 cents.

Total landing fees decreased 18.9% to $4,586 in the first nine months of fiscal 2001 compared to $5,652 for the first nine months of fiscal 2000. The decrease is attributable to significant credits received from Detroit Metropolitan Airport for previous overcharges and by a 9.8% decrease in the total gross landed weight due to decreased turbo-prop activity. Unit cost for landing fees decreased 33.3% to 0.2 cents from 0.3 cents. Northwest provides landing fees for the jet operation at its expense.

Insurance and taxes increased 13.3% to $4,689 in the first nine months of fiscal 2001 compared to $4,137 for the first nine months of fiscal 2000. This is due primarily to an increase in passenger liability insurance associated with increased passenger volume and increased hull values associated with additional aircraft. Unit cost for insurance and taxes remained unchanged at 0.2 cents.

Depreciation and amortization increased 22.9% to $12,907 in the first nine months of fiscal 2001 compared to $10,499 in the first nine month of fiscal 2000. The higher level of depreciation and amortization resulted from the acquisition of spare parts and engines to support the aircraft and increased expenditures associated with ground support equipment to support the RJ85 ground handling expansion out of the Minneapolis/St. Paul hub. Unit cost for depreciation and amortization increased 20.0% to 0.6 cents from 0.5 cents.

Administrative and other costs increased 20.8% to $43,232 in the first nine months of fiscal 2001 compared to $35,791 in the first nine months of fiscal 2000. This increase is primarily attributable to higher crew training, interrupted operations from weather cancellations during the third quarter and costs associated with the proposed Northwest buyout proposal. Unit cost for administrative and other costs increased 5.6% to 1.9 cents from 1.8 cents.


OPERATING INCOME. Operating income totaled $27,247 in the current nine-month period, a decrease of 26.0% from $36,845 a year ago. Mesaba's operating margin decreased to 8.3% from 12.1% in the prior year's first nine months.


NONOPERATING INCOME. Nonoperating income increased to $4,869 in the current nine- month period from $2,906 in the prior year's first nine months as a result of higher levels of interest income due to higher average cash balances and short-term investments.


PROVISION FOR INCOME TAXES. The Company's effective tax rate was 41.5% in the first nine months of fiscal 2001 and 39.0% in fiscal 2000, as a result of higher levels of nondeductible expenses.

Liquidity and Capital Resources
- -------------------------------

The Company's working capital increased to $110,178 with a current ratio of
3.9 at December 31, 2000 compared to $95,266 and 3.1 at March 31, 2000.
Cash and cash equivalents decreased by $77,950 to $22,222 at December 31, 2000, due to a change in the investment portfolio from cash and cash equivalents to short-term investments. Net cash flows provided by operating activities totaled $17,105 in the first nine months of fiscal 2001 compared to $12,671 in the first nine months of fiscal 2000. Net cash flows used for investing activities amounted to $94,886 during the nine months ended December 31, 2000 compared to $15,940 in the same period last year as a result of the change in the investment portfolio to the use of more short-term investments. Net cash flows used for by financing activities through December 31, 2000 totaled $169 compared to $2,200 provided by financing activities in the same period last year.

Long-term obligations, net of current maturities, totaled $3,519 at December 31, 2000 compared to $3,866 at March 31, 2000. The ratio of long-term debt to stockholders' equity decreased to .02 at December 31, 2000 from .03 at March 31, 2000.

As of January, 2001, Mesaba's fleet consisted of 109 aircraft covered under operating leases with remaining terms of two months to 15.5 years and an aggregate monthly lease payments of approximately $8.9 million. Operating leases have been Mesaba's primary method of acquiring aircraft, and management expects to continue relying on this method to meet most of its future aircraft needs. Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with original terms up to 17.5 years. Mesaba leases its RJ85 aircraft from Northwest under operating leases with terms of up to 10 years. Continued funding of the monthly minimum lease payments is ensured as long as the current operating contracts with Northwest are in effect.

During fiscal 2001, Mesaba committed to reconstruct its maintenance facility located at the Detroit Metropolitan Airport. The new facility will be approximately 25% larger than the previous hangar, which was substantially destroyed on May 9, 2000 due to severe weather. Mesaba has committed to pay for the additional space that will not be covered by insurance proceeds. This commitment amounts to approximately $2,000 and will be funded with current cash balances.

Approximately 80% of the Company's accounts receivable balance at December 31, 2000 are due from Northwest. Loss of the Company's affiliation with Northwest or Northwest's failure to make timely payment of amounts owed to the Company or to otherwise materially perform under the Airlink or Jet Agreement for any reason would have a material adverse effect on the Company's operations and financial results.

The Company has historically relied upon cash balances and internally
generated funds to support its working capital requirements.   Management
believes that funds from operations will provide adequate resources for meeting non-aircraft capital needs in fiscal 2001.

                                    Part II.

Item 1.  Legal Proceedings
- ---------------------------

In early November 2000, the Company was served with four lawsuits filed in Hennepin County District Court and one lawsuit filed in Dakota County District Court. The Dakota County suit has been transferred to Hennepin County, where all five suits are now pending. The lawsuits have been styled as purported class actions on behalf of the Company's shareholders. Also named as defendants in the lawsuits are each of the Company's current directors and Northwest Airlines Corporation.

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

Item 5.  Other Information
- --------------------------

On November 1, 2000, Northwest Airlines presented the Company with an offer to purchase all outstanding shares not currently owned by Northwest at a price of $13.00 per share. The Company's Board of Directors appointed a special committee of independent directors to consider and act upon Northwest's offer and other alternatives on behalf of Mesaba and its public shareholders. As of the filing of this report, the Company had not reached an agreement with Northwest.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits


     (b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MESABA HOLDINGS, INC.

Date:     February 14, 2001      BY:  /s/ Robert E. Weil
                                      ---------------------------
                                     Robert E. Weil
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)


                                      /s/ Jon R. Meyer
                                      ---------------------------
                                      Jon R. Meyer
                                      Director of Accounting/Controller
                                      (Principal Accounting Officer)