Form 10-K405
period 2001-03-31
MESABA HOLDINGS INC
filed 2001-06-29
CIK 835768

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

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

(State of other jurisdiction              (I.R.S. Employer
of incorporation or organization         Identification No.)


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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 5, 2001 was approximately $228,038,000.

As of June 5, 2001, there were 20,288,141 shares of Common Stock of the registrant issued and outstanding.

                         Documents Incorporated By Reference
                         -----------------------------------
Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

                     Document Incorporated                    Part of Form 10-K
                     ---------------------                    -----------------
Proxy Statement for 2001 Annual Meeting of Shareholders            Part III

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

                             PART I
Item 1.     BUSINESS

      Mesaba Holdings, Inc. ("Mesaba Holdings" or the "Company") is the holding company for Mesaba Aviation, Inc. ("Mesaba"). Mesaba is a regional airline currently providing scheduled passenger service under the name "Mesaba Airlines/Northwest Airlink" or "Mesaba Airlines/Northwest Jet Airlink" to 99 cities and metropolitan areas in 27 states and three provinces of Canada. All flights currently operated by Mesaba are designated as Northwest Airlines flights under agreements with Northwest Airlines, Inc. ("Northwest"). Mesaba's flight schedules are coordinated with those of Northwest to facilitate interline connections at the Minneapolis/St. Paul International Airport, Detroit Metropolitan Airport and the Memphis International Airport.

RECENT DEVELOPMENTS

      On November 1, 2000, Northwest Airlines presented the Company with an offer to purchase all of the Company's outstanding shares not currently owned by Northwest at a price of $13.00 per share. Northwest owns 5.7 million shares, or approximately 28% of the Company's current shares outstanding. The Company's Board of Directors appointed a special committee of independent directors to consider and act upon Northwest's offer and other alternatives on behalf of Mesaba and its public shareholders.

      On June 14, 2001, Northwest Airlines announced that it had withdrawn its offer to purchase the Company's shares.

AGREEMENTS WITH NORTHWEST

      The Company operates as a regional air carrier providing scheduled jet-prop passenger and air freight service as Mesaba Airlines/Northwest Airlink under an Airline Services Agreement (the "Airlink Agreement") with Northwest to 78 cities in the Upper Midwest and Canada from Northwest's hub airports in Minneapolis/St. Paul and Detroit. The Airlink Agreement provides for exclusive jet-prop rights to designated service areas and extends through June 30, 2007. Either Northwest or Mesaba has the right to terminate the Airlink Agreement without cause upon 365 days notice.

      Mesaba also operates regional jet aircraft under a separate Regional Jet Services Agreement (the "Jet Agreement"), under which Mesaba operates Avro RJ85 ("RJ85") regional jets for Northwest. As of June 1, 2001, Mesaba served 48 cities under the Jet Agreement. The aircraft are subleased from Northwest and are operated as Northwest Jet Airlink from the Minneapolis/St. Paul, Detroit and Memphis hubs. Northwest has the right to terminate the Jet Agreement without cause upon not less than 180 days nor more than 365 days notice, such notice not to be given before October 25, 2003.

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

      Mesaba, through the agreements, receives ticketing and certain check-in, baggage, freight and aircraft handling services from Northwest at certain airports. In addition, Mesaba receives its computerized reservations services from Northwest. Northwest also performs all marketing, schedules, yield management and pricing services for Mesaba's flights.

      Mesaba believes that its competitive position is enhanced as a result of its marketing and other agreements with Northwest, particularly through the ability of Mesaba to offer its passengers coordinated flight schedules to the destinations served by Northwest. Loss of Mesaba's affiliation with Northwest or Northwest's failure to materially perform under the Airlink Agreement or Jet Agreement for any reason would have a material adverse effect on the Company's operations and financial position.

ROUTE SYSTEM

        The following sets forth certain information with respect to Mesaba's scheduled route system for June 2001.

Cities served from Minneapolis/St. Paul: Grand Rapids, MN, Brainerd, MN, Pierre, SD, Sioux Falls, SD, Bemidji, MN, Thief River Falls, MN, Aberdeen, SD, Wausau, WI, Lincoln, NE, Grand Forks, ND, Watertown, SD, Fargo, ND, Omaha, NE, Moline, IL, Houghton/Hancock, MI, Marquette, MI, LaCrosse, WI, Bloomington, IL, Thunder Bay, Ontario, St. Cloud, MN, Escanaba, MI, Ely, MN, Bismarck, ND, Kalamazoo, MI, Rochester, MN, Kenora, Ontario, Green Bay, WI, Cincinnati, OH, Traverse City, MI, Waterloo, IA, Mason City, IA, Fort Dodge, IA, Sioux City, IA, Hibbing, MN, Duluth, MN, Rhinelander, WI, Eau Claire, WI, Dubuque, IA, Peoria, IL, Rockford, IL, Appleton, WI , International Falls, MN, Pellston, MI, Cedar Rapids, IA, Aspen, CO, White Plains, NY, Saginaw, MI, Madison, WI, Rapid City, SD, Flint, MI, Pittsburgh, PA, St. Louis, MO, Charlotte, NC, Columbus, OH, Dayton, OH, Winnipeg Ontario.

Cities served from Detroit: Erie, PA, Akron/Canton, OH, Dayton, OH, Flint, MI, Traverse City, MI, Pellston, MI, Wausau, WI, Houghton/Hancock, MI, Marquette, MI, Toledo, OH, Muskegon, MI, Columbus, OH, Kalamazoo, MI, Cincinnati, OH, Lansing, MI, Youngstown, OH, Fort Wayne, IN, Lexington, KY, Charleston, WV, London, Ontario, Binghamton, NY, Roanoke, VA, Lafayette, IN, Bloomington, IL, South Bend, IN, Louisville, KY, Escanaba, MI, Champaign, IL, Evansville, IN, Knoxville, TN, State College, PA, Saginaw, MI, Harrisburg, PA, Ottawa, Ontario, Elmira, NY, Allentown, PA, Cleveland, OH, Rochester, NY, Appleton, WI, Rockford, IL, Pittsburgh, PA, Des Moines, IA, Green Bay, WI, Peoria, IL, Rhinelander, WI, Montreal, Quebec, White Plains, NY, Alpena, MI, Sault Ste. Marie, MI, Dubuque, IA, Duluth, MN, Greensboro, NC, St. Louis, MO, Buffalo, NY, Charleston, SC, Grand Rapids, MI

Cities served from Memphis: Cincinnati, OH, St. Louis, MO, Knoxville, TN, Huntsville, AL, Wichita, KS, Cleveland, OH, Fayetteville, AK, Baton Rouge, LA, Jackson MS, Biloxi/Gulfport, MS, Nashville, TN, St. Louis, MO, Birmingham, AL, Charlotte, NC, Grand Rapids, MI.

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

AIRCRAFT

      The following table sets forth certain information as to Mesaba's passenger aircraft fleet as of June 1, 2001:
                                        Approximate  Approximate
                                          Single      Average
                                          Flight      Cruising
   Type of     Number of     Seating       Range        Speed
  Aircraft     Aircraft     Capacity     (miles)     (M.P.H.)
  ---------    ---------    --------    -----------  -----------
  Avro RJ85       36           69         1,400         410
  Saab 340        73         30/34         500          300

        Mesaba leases or sub-leases its Avro RJ85 aircraft from Northwest under operating leases with terms of up to 10 years. The Jet Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events. The Avro RJ85 aircraft are pressurized jet airplanes with galleys, dual class cabins, standup headroom, lavatories, ACARS, radar, ground proximity warning, traffic collision avoidance and de-icing systems.

       Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through sub-leases with Northwest under operating leases with initial terms of up to 17 years. The Airlink Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events. The Saab 340 aircraft are fast, fuel efficient, pressurized jet-prop airplanes with galleys, standup headroom, lavatories, radar, global positioning, ground proximity warning, traffic collision avoidance and de-icing systems.

      All of Mesaba's aircraft comply fully with all current Federal Aviation Regulations issued by the Federal Aviation Administration ("FAA").

      As of June 2001, Mesaba's existing fleet of Avro RJ85 and Saab 340 aircraft had remaining lease terms of six months to 15 years. The current aggregate monthly lease payments for all aircraft is approximately $8,900,000.

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

FUEL

      The cost of aviation fuel accounted for 6.5% of total operating costs for the year ended March 31, 2001, 7.5% the year ended March 31, 2000, and 8.5% for the year ended March 31, 1999.

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

AIRCRAFT MAINTENEANCE

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

PROPERTIES

      The Company's principal executive offices are located at the Minneapolis/Saint Paul International Airport. Mesaba leases approximately 293,000 square feet of facilities, ramp, parking and unimproved land at the airport under separate ground and facilities leases with the Metropolitan Airports Commission. Mesaba's primary facility contains approximately 83,000 square feet of office, shop, and hangar space. Mesaba is obligated to make payments of approximately $35,000 per month under the lease for the hangar, office and maintenance facility, in addition to approximately $13,000 per month under the ground lease for the underlying land and access ramp. Mesaba has entered into an agreement with the Metropolitan Airports Commission ("MAC") to terminate these leases on January 1, 2003, to accommodate planned runway construction. As part of the runway expansion plan, Mesaba will relocate its hangar facilities to the west side of the airport and is currently evaluating lease options with the MAC.

      Mesaba leases approximately 394,000 square feet of facilities, ramp, parking and unimproved land at the Detroit Metropolitan Airport under separate ground and facilities leases. The facilities lease covers approximately 60,000 square feet of hangar and maintenance space and obligates Mesaba to pay monthly rentals ranging between approximately $22,000 and $36,000 until August 1, 2002 as part of Special Facilities Bond financing provided by Wayne County, Michigan. The ground lease has a 20-year term concurrent with the facilities lease, which expires August 1, 2010. Monthly lease payments of approximately $7,000 are currently required under the ground lease, subject to an annual adjustment on January 1 each year based upon the percentage change in an index published by the Bureau of
Labor Statistics of the U.S. Department of Commerce.   On May 9, 2000, the
hangar collapsed due to a severe storm. During reconstruction, Mesaba expanded the facility to approximately 60,000 square feet. Due to the hangar incident and corresponding reconstruction, the lease was reclassified from a capital to operating lease. The hangar facility reopened on June 1, 2001.

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

EMPLOYEES

      As of June 1, 2001, Mesaba employed 3,700 persons, of whom 975 were pilots, 345 were management, administrative and clerical personnel, 360 were aircraft maintenance personnel, 1,400 were station managers, station agents and line services personnel, and 620 were flight attendants. Approximately 600 of Mesaba's employees are part-time.

      The Air Line Pilots Association ("ALPA") represents Mesaba's pilots. Mesaba concluded negotiations with ALPA and reached a collective bargaining agreement effective June 1, 1996, with a term of four years. In October 1996, Mesaba and ALPA reached agreement on a modification of the collective bargaining agreement which, in addition to other enhancements, extended the term of the agreement to June 1, 2002.

      The Aircraft Mechanics Fraternal Association ("AMFA") represents Mesaba's mechanics. Mesaba concluded negotiations with AMFA and reached a new collective bargaining agreement effective August 22, 1999, with a term of four years.

      The Transportation Workers Union ("TWU") represents Mesaba's dispatchers. Mesaba concluded negotiations with TWU and reached a new collective bargaining agreement effective May 26, 2000, with a term of five years.
      The Association of Flight Attendants ("AFA") represents Mesaba's flight attendants. Formal negotiations between Mesaba and AFA are currently in progress. The Company has yet to achieve its first contract with AFA, although negotiations have been underway since May 2000.

      The Railway Labor Act precludes any job action without a formal declaration of an impasse by the NMB, which has not occurred. Any work stoppage, whether from a failure to enter into a new collective bargaining agreement or otherwise, could have a material adverse impact on the Company.

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

                          EXECUTIVE OFFICERS OF THE COMPANY
                The following table sets forth certain information regarding the executive officers of the Company and its subsidiary, Mesaba Aviation, Inc.

                                                                    Officer
                Name        Age               Positon                Since
          ---------------  ----- ----------------------------------  ------
          Carl R. Pohlad     85  Chairman of the Company and Mesaba   1995
          Paul F. Foley      48  President and Chief Executive        1999
                                 Officer of the Company and Mesaba
          John S.            52  Executive Vice President,            1992
          Fredericksen           Administration, General Counsel and
                                 Secretary of the Company and Mesaba
          Robert E. Weil     36  Vice President, Chief Financial      2000
                                 Officer and Treasurer of the
                                 Company and Mesaba
          James B. Glennon   40  Vice President, Strategic Planning   2000
                                 of the Company and Mesaba
          Scott L. Durgin    39  Vice President, Customer Service of  1996
                                 Mesaba
          John G. Spanjers   46  Vice President, Flight Operations    1999
                                 of Mesaba
          Scott R. Bussell   48  Vice President, Technical            2000
                                 Operations of Mesaba
          Jeffrey W.         41  Vice President, Minneapolis Hub      2001
          Wehrenberg             Operations of Mesaba
          Joseph E. Fillar   43  Vice President, Detroit Hub          2001
                                 Operations of Mesaba
          Robert T. Meekin   39  Vice President, People and           2001
                                 Processes of Mesaba


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

        PAUL F. FOLEY is a Class Three director and President and Chief Executive Officer of the Company. Mr. Foley was appointed President and Chief Executive Officer of the Company in October 1999. Prior to joining the Company, Mr. Foley was Vice President of Operations Support at Atlas Air, Inc. In this position, he was responsible for Airline Flight Crew and Ground Operations in 66 cities and 33 countries. He was previously at LSG Lufthansa Service/Sky Chefs as Group Vice President of Operations, North America. He also served as President of Continental Airline's subsidiary, Chelsea Catering Corporation. Mr. Foley holds a Bachelor of Science degree from Cornell University and a Masters Degree from Southern Methodist University.

        JOHN S. FREDERICKSEN joined the Company as Vice President, General Counsel in July 1992. In August 1993, Mr. Fredericksen was appointed Senior Vice President, Operations of the Company and Mesaba. He was appointed Secretary of the Company and Mesaba in November 1994. In October 1999, he was appointed to his current positions with the Company and Mesaba. From March 1987 until joining the Company, Mr. Fredericksen was employed by the Regional Airline Association, Washington, D.C. and served most recently as its President. From 1980 until 1987, Mr. Fredericksen was an attorney with the Federal Aviation Administration.

        ROBERT E. WEIL was named Vice President, Chief Financial Officer and Treasurer of the Company and Mesaba in January 2000. Mr. Weil was the Managing Director of Finance - Ground Operations for Northwest Airlines from December 1997 until joining the Company. He also held the position of Controller - Ground Operations and held various other finance positions at Northwest since 1991. Mr. Weil holds a Masters degree in Management from the Kellogg Graduate School of Management at Northwestern University.

        JAMES B. GLENNON was named Vice President, Strategic Planning and Business Development in June 2000. Before joining the Company, Mr. Glennon was Senior Vice President and Chief Financial Officer of Atlantic Coast Airlines, Inc. from 1994 to 1997. He held various financial positions during twelve years at Continental Airlines, including Chief Financial Officer of Continental's subsidiary, Chelsea Catering Corporation. He also served as a consultant to Northwest Airlines, Chautauqua Airlines and Aeromexico. Mr. Glennon holds a Masters of Business Adninistration from Wharton Graduate School of Business at the University of Pennsylvania and a Bachelor's of Arts degree from Davidson College.

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

         JOHN G. SPANJERS was named Vice President, Flight Operations of Mesaba when he joined the Company in November 1999. Mr. Spanjers was employed by Northwest Airlines from June 1988 to November 1999, serving most recently as Director of Performance Engineering. Prior to that, Mr. Spanjers held various operational positions within the regional and charter airline industry.

        SCOTT R. BUSSELL was named Vice President, Technical Operations of Mesaba in May 2000. Mr. Bussell joined the Company in October 1995 as Director of Maintenance for Mesaba Airlines. Before coming to Mesaba in 1995, Mr. Bussell held the position of Director of Maintenance for Renown
Aviation in Roswell, New Mexico.   From 1977 to 1994 Mr.  Bussell held
numerous positions in Technical Operations while employed at Continental Airlines and Frontier Airlines in Denver, Colorado. Mr. Bussell graduated with honors from Colorado Aero Tech and holds a FAA Airframe and Powerplant License.

        JEFFREY W. WEHRENBERG was named Vice President, Minneapolis Hub Operations for Minneapolis in March 2001. Mr Wehrenberg joined the
Company in September 2000 as Director of Systems Operations Control.
Before coming to Mesaba, Mr. Wehrenberg held the position of Senior Vice President and Chief Operating Officer at TransMeridian Airlines since May 1999. He also was President and Chief Operating Officer at Chicago Express Airlines between November 1998 and may 1999 and served in a variety of senior operational positions with Express Airlines I, between 1995 and 1998 including Vice President of Customer Service and Vice President and General Manager of the Express'northern region.

        JOSEPH E. FILLAR was named Vice President, Detroit Hub Operations when he joined the Company in April 2001. Before joining the Company, Mr. Fillar worked for Northwest Airlines since 1979. He served most recently as Director of Customer Service in Detroit since 1998 and Manager of Ramp Procedures and System Deicing prior to 1998.

        ROBERT T. MEEKIN was named Vice President, People and Processes in March 2001. Before joining the Company, Mr. Meekin held the position of Director of Organization Development for Becton Dickinson in Franklin Lakes, New Jersey. Mr. Meekin has held numerous positions in human resource management and organizational development at Becton Dickinson since 1997, The Perrier Group of America from 1992 to 1997 and Exxon Chemical Company from 1987 to 1992. Mr. Meekin holds a Masters Degree in Labor and Industrial Relations from the University of Minnesota and a Masters Degree in Management and Organizational Development from American University.

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

     The Company believes the lawsuits are without merit particularly since Northwest has withdrawn its proposal, and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FOURTH QUARTER OF FISCAL YEAR

          There were no matters submitted to a vote of the Company's shareholders during the three-month period ended March 31, 2001.

                                       PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

          The Company's Common Stock is traded under the symbol "MAIR" on the NASDAQ National Market.

          The following table sets forth the range of high and low sale prices for the Company's Common Stock and the dividends per share for each of the fiscal quarters of the two years ended March 31, 2001. Quotations for such periods are as reported by NASDAQ for National Market issues. The Company has not issued cash dividends since September 1995.
Stock Quotations

                                             ($)High      ($)Low
                                             -------      ------

        Fiscal 2000

                 First quarter                17.00        12.00
                 Second quarter               14.75        10.75
                 Third quarter                14.13         8.88
                 Fourth quarter               12.56        10.00

        Fiscal 2001

                 First quarter                12.88         9.13
                 Second quarter               11.06         9.00
                 Third quarter                14.00        10.25
                 Fourth quarter               13.50        10.25

          On June 6, 2001, the number of holders of record of Common Stock was 790.

          The transfer agent for the Company's Common Stock is Wells Fargo Bank Minnesota, National Association, 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

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

                                          For the Year Ended March 31,
                            2001      2000      1999      1998      1997
                            ----      ----      ----      ----      ----
Statement of Operations Data: (amounts in thousands, except per share data)

Operating revenues        $439,803  $406,199  $331,753  $277,225  $185,701
                          ========  ========  ========  ========  ========
Operating expenses         410,455   359,364   299,531   246,856   166,118
                          ========  ========  ========  ========  ========
Operating income            29,348    46,835    32,222    30,369    19,583
                          ========  ========  ========  ========  ========
Net income                  19,784    31,061    21,271    19,804    11,986
                          ========  ========  ========  ========  ========
Net income per share -
      Basic               $   0.98  $   1.54  $   1.07  $   1.03  $   0.63
                          ========  ========  ========  ========  ========
Weighted average number of common
shares outstanding - Basic  20,288    20,177    19,793    19,270    19,143
                          ========  ========  ========  ========  ========
Net income per share -
        Diluted           $   0.94  $   1.48  $   0.99  $   0.95  $   0.62
                          ========  ========  ========  ========  ========
Weighted average number of common
shares  outstanding and common share
equivalents - Diluted       20,941    21,043    21,512    20,846    19,310
                          ========  ========  ========  ========  ========


                                                 As of March 31,
                            2001      2000      1999      1998      1997
                            ----      ----      ----      ----      ----
Balance Sheet Data:              (dollars in thousands)

Current assets            $156,740  $139,952  $116,369  $ 89,499  $ 67,601
Net property and
equipment                   56,248    54,109    47,195    32,097    19,772
Other noncurrent
assets                      10,746    13,663    15,659    15,595    17,193
                          --------  --------  --------  --------  --------
Total assets               223,734   207,724   179,223   137,191   104,566
                          ========  ========  ========  ========  ========

Current liabilities         46,566    44,686    48,674    42,509    33,393
Long-term liabilities       12,487    18,320    21,310    19,136    21,379
Shareholders' equity       164,681   144,718   109,239    75,546    49,794
                          --------  --------  --------  --------  --------
Total liabilities and
shareholders' equity      $223,734  $207,724  $179,223  $137,191  $104,566
                          ========  ========  ========  ========  ========

                                Mesaba Aviation, Inc.
                                            Year ended March 31,
                            2001      2000      1999      1998      1997
                            ----      ----      ----      ----      ----
Selected Operating Data:

Revenue passengers
carried                 6,207,400 5,667,600  4,342,200  3,324,146  1,959,632

Revenue passenger miles
(000's) (1)             1,725,460 1,534,116  1,112,050    805,495    445,871

Available seat miles
(000's) (2)             2,948,239 2,677,712  1,994,626  1,469,229    864,083

Passenger revenue per
available seat mile      $   .146  $   .150   $   .165   $   .186   $   .212

Cost per available seat
mile                     $   .139  $   .134   $   .150   $   .168   $   .192

Passenger load factor (3)   58.5%     57.3%      55.8%      54.8%      51.6%

Yield per revenue
passenger mile (4)        $  .249   $  .262   $   .295   $   .340   $   .416

Departures                269,596   274,357    236,209    201,622    144,266
 __________________________

(1) "Revenue passenger miles" are determined by multiplying the number of fare paying passengers carried by the distance flown.
(2) "Available seat miles" are determined by multiplying the number of seats available for passengers by the number of miles flown.
(3) "Passenger load factor" is determined by dividing revenue passenger miles by available seat miles.
(4) "Yield per revenue passenger mile" is determined by dividing passenger revenue by revenue passenger miles.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (As used herein, "unit cost" means operating cost per available seat mile. Dollars and shares outstanding are expressed in millions)

EARNINGS SUMMARY

     The Company reported net income of $19.8 million or $0.94 per diluted share for the fiscal year ended March 31, 2001, compared to $31.1 million or $1.48 per diluted share in fiscal 2000 and $21.3 million or $0.99 per diluted share in fiscal 1999. Weighted average common shares and common share equivalents outstanding was 20.9 million, 21.0 million and 21.5 million in fiscal years 2001, 2000 and 1999, respectively.

RESULTS OF OPERATIONS

     OPERATING REVENUES. Operating revenues rose 8.3% to $439.8 million in fiscal 2001 from $406.2 million in fiscal 2000 and $331.8 million in fiscal
1999.   Passenger revenue per available seat mile ("RASM") decreased 2.7% to
$0.146 from $0.150 in 2000 and 11.5% from $0.165 in 1999, primarily due to additional deliveries of the higher capacity RJ85 aircraft. Mesaba's revenue per available seat mile is lower on the RJ85 than the Saab 340 because Northwest provides more services under the Jet Agreement. Mesaba's average passenger load factor was 58.5% in 2001, up from 57.3% in 2000 and 55.8% in 1999. The improvements in traffic and load factor are attributable to the introduction of three RJ85 aircraft as well as overall increases in passenger demand within the industry offset by lower levels of planned capacity in response to adverse weather conditions and higher than planned pilot attrition.

     OPERATING EXPENSES. Due to additional aircraft as well as adverse weather and high levels of pilot attrition, total operating expenses increased 14.2% to $410.5 million in 2001 from $359.4 million in 2000 and
$299.5 million in 1999.   Mesaba experienced a 3.7% increase in the cost per
available seat mile ("CASM") to 13.9 cents compared with 13.4 cents in 2000. Seat capacity (measured in available seat miles or "ASM") increased 10.1% in 2001 to 2.95 billion, primarily as a result of the introduction of three RJ85 aircraft. The following table compares components of Mesaba's operating cost per ASM for the years ended March 31, 2001, 2000 and 1999:

                                      2001       2000       1999
                                      ----       ----       ----
             Wages and benefits      3.9 CENTS  3.7 CENTS  4.0 CENTS
             Aircraft fuel           0.9        1.0        1.3
             Aircraft maintenance    2.6        2.6        2.8
             Aircraft rents          3.4        3.3        3.5
             Landing fees            0.2        0.3        0.4
             Insurance and taxes     0.2        0.2        0.4
             Depreciation and
             amortization            0.6        0.5        0.5
             Other                   2.1        1.8        2.1
                                    ----       ----       ----
                  Total             13.9 CENTS 13.4 CENTS 15.0 CENTS
                                    ====       ====       ====

     Wages and benefits increased 15.2% to $114.1 million in fiscal 2001 compared to $99.1 million in fiscal 2000 and $80.3 million in fiscal 1999. Unit cost increased 5.9% to 3.9 cents from 3.7 cents. The overall dollar increase is a result of increased cost of flight crews due to a 2.0% increase in block hours flown, the addition of flight crews to support the continued introduction of the RJ85 aircraft and the increase in pilot attrition year over year. Wage and benefit cost of mechanics increased with the opening of a new maintenance facility in Cincinnati. Wage and benefit cost of airport personnel also increased due to an increase in scheduled operations and introduction of RJ85 ground handling at the Minneapolis/St. Paul Hub. Normal wage and benefit increases also contributed to the higher expenses. Overall, personnel levels (measured on a full time equivalent basis at the fiscal year end) increased to approximately 3,700 from 3,000.

     Total fuel costs decreased 3.2% to $25.9 million in fiscal 2001 from $26.8 million in fiscal 2000 and $25.5 million in fiscal 1999. The change is attributable to decreased consumption caused by a decrease in block hours flown by the jet-prop operation. The average price per gallon, including taxes and into-plane fees, was 83.5 cents in fiscal years 2001, 2000 and 1999. Certain provisions of the Airlink Agreement protect Mesaba from future fluctuations in fuel prices. Unit cost decreased 10.0% to 0.9 cents from 1.0 cents. Mesaba is not required to provide fuel for the jet operation.

     Direct maintenance expense, excluding wages and benefits costs, increased to $78.4 million in fiscal 2001 from $69.8 million in fiscal 2000
and $56.7 million in fiscal 1999.   This increase was attributable to the
aging of the fleet as well as the addition of three RJ85 aircraft to the
fleet during fiscal 2001.   Unit costs remained unchanged at 2.6 cents.

     Aircraft rentals were $100.0 million in fiscal 2001, $88.9 million in fiscal 2000 and $70.4 million in fiscal 1999. Mesaba added three RJ85 aircraft during fiscal 2001. The new aircraft, combined with the full year effect of the 11 aircraft added in fiscal 2000, led to unit costs increasing 3.0% to 3.4 cents from 3.3 cents.

     Landing fees were $6.3 million in fiscal 2001, $7.5 million in fiscal 2000 and $6.9 million in fiscal 1999. The decrease in 2001 is attributable to a 5.8% decrease in jet-prop departures, which caused a decrease in the total gross landing weight as well as a one-time credit of $0.6 million from the Detroit Wayne County airport due to budget a surplus at the airport. On a unit cost basis the cost decreased to 0.2 cents from 0.3 cents in fiscal 2000. Mesaba is not required to pay landing fees for the jet operation.

     Insurance and taxes were $5.4 million in fiscal 2001, $5.7 million in
fiscal 2000 and $6.9 million in fiscal 1999.   This decrease in fiscal 2001
compared to fiscal 2000 is due primarily to decreasing fleet values partially offset by an increase in passenger volume. The decrease in 2000 compared to fiscal 1999 is attributable to lower insurance rates due to joint purchasing efforts with Northwest. Because of the greater capacity generated by the additional aircraft, unit costs were unchanged at 0.2 cents.

     Depreciation and amortization totaled $17.8 million in fiscal 2001 compared to $14.4 million in fiscal 2000 and $10.0 million in fiscal 1999. The increase in Mesaba's depreciation and amortization resulted primarily from the acquisition of spare parts to support the RJ85 and Saab 340 fleet and the amortization of the Northwest warrants. In April and June 1998, the Company paid a contract rights fee in the form of stock purchase warrants to Northwest as part of the amendments to the Jet Agreement allowing for the increase from 12 to 36 aircraft. Contract rights are being amortized on a straight-line basis over the minimum term of the Jet Agreement. Unit cost increased 20.0% to 0.6 cents from 0.5 cents.

     Administrative and other costs totaled $62.6 million in fiscal 2001, $47.3 million in fiscal 2000 and $42.8 million in fiscal 1999. This increase is primarily attributable to 31.1% higher crew related expenses due to increased flying and training to support the RJ85 and Saab 340 fleet as well as a significant increase in pilot attrition levels. Pilot attrition increased from approximately 10% annually in fiscal 1999 to 20% annually in fiscal 2001, primarily due to increased hiring at the major airlines. Additionally, higher passenger and airport related expenses were incurred due to increases in traffic, adverse weather and the number of cities served. Unit cost increased 16.6% to 2.1 cents from 1.8 cents. Mesaba is generally not required to provide airport and passenger related services for the jet operation.

     OPERATING INCOME. The Company's operating income was $29.3 million in fiscal 2001, $46.8 million in fiscal 2000 and $32.2 million in fiscal 1999.
 Mesaba's operating margins were 6.7% in 2001, 11.5% in 2000 and 9.7% in
1999.   Fiscal 2001 operating margins decreased due to lower revenues and higher expenses associated with pilot attrition, adverse weather, the Detroit hangar collapse and proposed Northwest buyout.

     NONOPERATING INCOME. Nonoperating income was $5.6 million in fiscal 2001, $4.4 million in fiscal 2000 and $4.0 million in fiscal 1999. Interest and investment income increased $2.0 million to $6.3 million in 2001 from $4.3 million in 2000 due to higher yields on cash balances.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $15.2 million in fiscal 2001, $20.2 million in fiscal 2000 and $14.1 million in fiscal 1999. The effective tax rate was 43.5% in 2001, 39.4% in 2000 and 39.0% in 1999. The effective tax rate increased due to higher levels of nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased to $110.2 million with a current ratio of 3.4 at March 31, 2001 compared to $95.3 million and 3.1 at March 31, 2000. Cash and cash equivalents decreased by $81.3 million to $18.9 million at March 31, 2001 due to a change in the investment portfolio from cash and cash equivalents to short-term investments. Net cash flows provided by operating activities totaled $16.8 million in fiscal 2001, $31.5 million in fiscal year 2000 and $35.9 million in fiscal 1999. The change from fiscal 2000 is primarily due to the increase in receivable balances for insurance recoveries. Net cash flows used for investing activities totaled $97.8 million in fiscal 2001, $18.4 million in fiscal 2000 and $22.7 million in fiscal 1999. The change from fiscal 2000 is primarily a result of the change in the investment portfolio to the use of more short-term investments. Net cash flows used in financing activities amounted to $0.2 million in fiscal 2001 and consisted of principal payments of $0.4 million, offset by issuance of common stock of $0.2 million related to the exercise of stock options.

     Long term debt, net of current maturities, totaled $2.1 million at March 31, 2001 and $3.9 million as of March 31, 2000. Long-term debt consists principally of capitalized lease financing for the Minneapolis/St. Paul hangar facility. The ratio of long-term debt to shareholders' equity was 1% at March 31, 2001, compared to 4% at the end of fiscal 2000. The change is as a result of the reclassification of the Detroit maintenance hangar from a capital lease to an operating lease.

     As of June 2001, Mesaba's fleet consisted of 109 aircraft covered under operating leases with remaining terms of six months to 15 years and aggregate monthly lease payments of approximately $8.9 million. Operating leases have been the Company's primary method for acquiring aircraft, and management expects to continue relying on this method to meet most of its future aircraft financing needs. Continued funding of the monthly lease payments is ensured as long as the current operating contracts with Northwest are in effect.

      During fiscal 2001, Mesaba committed to reconstruct its maintenance facility located at the Detroit Metropolitan Airport. The new facility is approximately 25% larger than the previous hangar, which was substantially destroyed on May 9, 2000 due to severe weather. Mesaba has committed to pay for the additional space that will not be covered by insurance proceeds. This commitment amounts to approximately $3.0 million and will be funded with current cash balances. The Company maintains property and business interruption insurance coverage on their facilities. The Company is preparing a claim to recover certain lost revenues and expenses under the business interruption policy related to the hangar damage. No amounts have been recorded under this claim as of March 31, 2001. Recovery amounts will be recorded upon ultimate resolution.

      During fiscal 2000, Mesaba leased approximately 497,000 square feet of facilities, ramp, parking and unimproved land at the Cincinnati/Northern
Kentucky Airport.   The lease covers approximately 126,000 square feet of
hangar and maintenance space and obligates Mesaba to pay monthly rentals of $0.9 million until January 29, 2029 as part of Special Facilities Bond financing provided by Cincinnati/Northern Kentucky Airport Authority. The ground lease has a 30-year term concurrent with the facilities lease, which expires January 29, 2029. Monthly lease payments of approximately $0.1
million are required under the ground lease.   Mesaba intends to make these
lease payments from cash provided by operations.

     Approximately 80% of Mesaba's passengers connected with Northwest in fiscal 2001, 80% in 2000 and 81% in 1999. Approximately 80% of the Company's accounts receivable balance at March 31, 2001 are due from Northwest. Loss of the Company's affiliation with Northwest or Northwest's failure to make timely payment of amounts owed to the Company or to otherwise materially perform under the Airlink Agreement or Jet Agreement for any reason would have a material adverse effect on the Company's operations and financial results.

     The Company has historically relied upon internally generated funds to support its working capital requirements. Management believes that funds from operations will provide adequate resources for meeting non-aircraft capital needs in fiscal 2002.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal market risks are changes in interest rates and the availability of jet fuel.

The Company does not have significant exposure to changing interest rates because its long-term debt as the interest rates on such debt are fixed. Likewise, the Company does not hold long-term interest sensitive assets and therefore is not exposed to interest rate fluctuations from its assets. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company has not experienced difficulties with fuel availability and expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future requirements. As a part of the Airlink Agreement, Northwest Airlines, Inc. bears the economic risk of fuel price fluctuations for the fuel requirements. As such, the Company reasonably expects that its results of operations will not be directly affected by fuel price volatility.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and the related Report of Independent Public Accountants are included in this Form 10-K on the pages indicated below.
                                                             Page

Report of Independent Public Accountants.....................   21

Consolidated balance sheets as of March 31, 2001 and 2000....   22

Consolidated statements of operations for the years
     ended March 31, 2001, 2000 and 1999....................    23

Consolidated statements of shareholders' equity for the years
     ended March 31, 2001, 2000 and 1999....................    24

Consolidated statements of cash flows for the years
     ended March 31, 2001, 2000 and 1999....................    25

Notes to consolidated financial statements...................   26

REPORT OF THE INDEPENDENT PUBLIC ACCOUNTANTS



To Mesaba Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Mesaba Holdings, Inc. (a Minnesota corporation) and Subsidiary as of March 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesaba Holdings, Inc. and Subsidiary as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective April 1, 1998, the Company changed its method of accounting for start-up costs.


Arthur Andersen LLP




Minneapolis, Minnesota,
May 17, 2001

            MESABA HOLDINGS, INC. AND SUBSIDIARY
                 Consolidated Balance Sheets               As of March 31,
  (In Thousands, Except Share and Per Share Information)
                                                           2001        2000
                                                        ---------    ---------
                          ASSETS
CURRENT ASSETS:

  Cash and cash equivalents                             $  18,916    $ 100,172
  Short term investments                                   78,049            -
  Accounts receivable, net of reserves of
     $400 and $2,298                                       35,771
20,090
  Inventories                                               8,046        6,103
  Prepaid expenses and deposits                             5,583        4,371
  Deferred income taxes                                    10,375        9,216
                                                        ---------    ---------
    Total current assets                                  156,740      139,952

PROPERTY AND EQUIPMENT:
  Facilities under capital lease                            4,862        9,147
  Flight equipment                                         69,480       55,446
  Other property and equipment                             23,681       26,676
  Less: Accumulated depreciation and amortization         (41,775)     (37,160)
                                                        ---------    ---------
            Net property and equipment                     56,248       54,109

OTHER ASSETS, net                                          10,746       13,663
                                                        ---------    ---------
                                                         $ 223,734   $ 207,724
                                                        ==========   =========
           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of capital lease obligations        $     229   $     429
  Accounts payable                                          15,819      13,003
  Accrued liabilities-
    Payroll                                                  7,626       8,271
    Maintenance                                             14,246      14,064
    Deferred income                                          2,579       2,579
    Other, primarily property and income taxes               6,067       6,340
                                                        ---------    ---------
      Total current liabilities                             46,566      44,686

CAPITAL LEASE OBLIGATIONS, net of current maturities         2,172       3,866

OTHER NONCURRENT LIABILITIES                                10,315      14,454
COMMITMENTS AND CONTINGENCIES (Notes 3 and 6)

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 60,000,000 shares
  authorized; 20,288,141 and 20,267,141 shares
  issued and outstanding, respectively                         203         203
  Paid-in capital                                           49,606      49,427
  Warrants                                                  16,500      16,500
  Retained earnings                                         98,372      78,588
                                                        ---------    ---------
    Total shareholders' equity                             164,681     144,718
                                                        ---------    ---------
                                                         $ 223,734   $ 207,724
                                                        ==========   =========
The accompanying notes are an integral part of these consolidated balance sheets.

                         MESABA HOLDINGS, INC. AND SUBSIDIARY
                         Consolidated Statements of Operations
                     (In Thousands, Except Per Share Information)
                                              For the Years Ended March 31,
                                              --------------------------------
                                                    2001       2000      1999
                                                  --------  --------  --------
OPERATING REVENUES:
  Passenger                                       $429,811  $401,342  $328,244
  Freight and other                                  9,992     4,857     3,509
                                                  --------  --------  --------
    Total operating revenues                       439,803   406,199   331,753

OPERATING EXPENSES:
  Wages and benefits                               114,082    99,070    80,297
  Aircraft fuel                                     25,946    26,809    25,512
  Aircraft maintenance                              78,364    69,767    56,682
  Aircraft rents                                   100,048    88,877    70,422
  Landing fees                                       6,322     7,520     6,886
  Insurance and taxes                                5,336     5,677     6,894
  Depreciation and amortization                     17,768    14,354    10,027
  Other                                             62,589    47,290    42,811
                                                  --------  --------  --------
    Total operating expenses                       410,455   359,364   299,531
                                                  --------  --------  --------
    Operating income                                29,348    46,835    32,222

NONOPERATING INCOME (EXPENSE):
  Interest expense                                    (367)     (404)     (443)
  Interest and investment income and other           6,014     4,785     4,405
                                                  --------  --------  --------
  Income before provision for income taxes
  and change in accounting princple                 34,995    51,216    36,184

PROVISION FOR INCOME TAXES                          15,211    20,155    14,113
                                                  --------  --------  --------
  Net income before change in accounting principle  19,784    31,061    22,071

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, net of tax                     -           -      (800)
                                                  --------  --------  --------
    Net income                                    $ 19,784  $ 31,061  $ 21,271
                                                  ========  ========  ========

Earnings Per Common Share Before
Accounting Change - Basic                         $   0.98  $   1.54  $   1.12
                                                  ========  ========  ========
Earnings Per Common Share - Basic                 $   0.98  $   1.54  $   1.07
                                                  ========  ========  ========
Weighted Average Number of Common
Shares Outstanding - Basic                          20,288    20,177    19,793
                                                  ========  ========  ========
Earnings Per Common Share Before
Accounting Change - Diluted                       $   0.94  $   1.48  $   1.03
                                                  ========  ========  ========
Earnings Per Common Share - Diluted
Weighted Average Number of Common                 $   0.94  $   1.48  $   0.99
                                                  ========  ========  ========
Shares Outstanding and Common Share
Equivalents Outstanding - Diluted                   20,941    21,043    21,512
                                                  ========  ========  ========

The accompanying notes are an integral part of these consolidated statements.

                                       MESABA HOLDINGS, INC. AND SUBSIDIARY
                                  Consolidated Statements of Shareholders' Equity
                                 For the Years Ended March 31, 2001, 2000 and 1999
                                     (In Thousands, Except Share Information)
                                                                                             Total
                                  Common Stock      Paid-In        Warrants      Retained Shareholders'
                                  Shares    Amount  Capital     Shares  Amount   Earnings   Equity
                                ------------------  -------  ------------------  --------  --------
BALANCE, March 31, 1998         19,397,253  $  194  $41,196  2,242,500  $ 7,900  $ 26,256  $ 75,546
  Issuance of warrants                   -       -        -  1,909,422    8,600         -     8,600
  Exercise of stock options,
    net of related tax effects     466,576       5    3,817          -        -         -     3,822
  Net income                             -       -        -          -        -    21,271    21,271
                                ----------  ------  -------  ---------  -------  --------  --------
BALANCE, March 31, 1999         19,863,829     199   45,013  4,151,922   16,500    47,527   109,239
  Exercise of stock options,
    net of related tax effects     403,312       4    4,414          -        -         -     4,418
  Net income                             -       -        -          -        -    31,061    31,061
                                ----------  ------  -------  ---------  -------  --------  --------
BALANCE, March 31, 2000         20,267,141     203   49,427  4,151,922   16,500    78,588   144,718
  Exercise of stock options,
    net of related tax effects      21,000       -      179          -        -         -       179
  Net income                             -       -        -          -        -    19,784    19,784
                                ----------  ------  -------  ---------  -------  --------  --------
BALANCE, March 31, 2001         20,288,141  $  203  $49,606  4,151,922  $16,500  $ 98,372  $164,681
                                ==========  ======  =======  =========  =======  ========  ========


The accompanying notes are an integral part of these consolidated statements.

                        MESABA HOLDINGS, INC. AND SUBSIDIARY
                        Consolidated Statements of Cash Flows
                                   (In Thousands)
                                                 For the Years Ended March 31,
                                                 -----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
OPERATING ACTIVITIES:
  Net income                                      $ 19,784  $ 31,061  $ 21,271
  Adjustments to reconcile net income to
  net cash provided by operating activities-
    Depreciation and amortization                   17,768    14,354    10,027
    Gain on sale of equipment                            -      (125)        -
    Loss on lease conversion                           694         -         -
    Deferred income taxes                             (524)   (2,889)
(517)
    Change in current operating items:
      Accounts receivable, net                     (15,681)   (4,185)   (1,018)
      Inventories                                   (1,943)      461      (443)
      Prepaid expenses and deposits                 (1,212)     (652)       69
      Accounts payable and other                    (2,060)   (6,521)    6,493
                                                  --------  --------  --------
        Net cash flows provided by
          operating activities                      16,826    31,504    35,882
INVESTING ACTIVITIES:
  Purchases of short-term investments              (265,220)       -         -
  Sales of short-term investments                   187,171        -         -
  Purchases of property and equipment, net         (19,784)  (19,343)  (22,669)
  Proceeds from sale of equipment                        -       898         -
                                                  --------  --------  --------
    Net cash flows used in investing activities    (97,833)  (18,445)  (22,669)
FINANCING ACTIVITIES:
  Repayment of capital lease obligations              (428)     (457)     (437)
  Proceeds from issuance of common stock, net          179     4,418     3,822
                                                  --------  --------  --------
    Net cash flows provided by (used
      in) financing activities                        (249)    3,961     3,385
                                                  --------  --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      (81,256)   17,020    16,598
CASH AND CASH EQUIVALENTS:
  Beginning of year                                 100,172   83,152    66,554
                                                  --------  --------  --------
  End of year                                     $ 18,916  $100,172  $ 83,152
                                                  ========  ========  ========
SUPPLEMENTARY CASH FLOW INFORMATION:
  Cash paid during the year for-
    Interest                                      $    367  $    404  $    443
                                                  ========  ========  ========
    Income taxes                                  $ 17,121  $ 19,636  $ 14,569
                                                  ========  ========  ========

The accompanying notes are an integral part of these consolidated statements.

                   MESABA HOLDINGS, INC. AND SUBSIDIARY
                Notes to Consolidated Financial Statements
      (Dollars in Thousands, Except Share and Per Share Information)

1.  CORPORATE ORGANIZATION AND BUSINESS

Corporate Organization

The consolidated financial statements include the accounts of Mesaba Holdings, Inc. (the "Company") and its subsidiary, Mesaba Aviation, Inc.
("Mesaba").   All significant intercompany balances and transactions have been eliminated in consolidation.

Business

The Company operates a regional air carrier providing scheduled passenger and air freight service as Mesaba Airlines/Northwest Airlink and Mesaba Airlines/Northwest Jet Airlink under two separate agreements with Northwest Airlines, Inc. ("Northwest") to 97 cities from Northwest's hub airports, Minneapolis/St. Paul, Detroit and Memphis.

Under the Airline Services Agreement (the "Airlink Agreement") the Company operates SAAB 340 jet-prop aircraft for Northwest. This agreement provides for exclusive rights to designated service areas and extends through June 30, 2007, automatically renewing indefinitely thereafter. Either Northwest or the Company may terminate the Airlink Agreement on 365 days notice. In addition, Mesaba purchases fuel, reservation systems, ground handling and other services from Northwest. The Company paid $28,738 to Northwest in fiscal 2001, $20,645 in 2000 and $16,440 in 1999 for these services.

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

Under the agreements, all Mesaba flights appear in Northwest's timetables and Mesaba receives ticketing and certain check-in, baggage and freight-handling services from Northwest at certain airports. Mesaba also benefits from its relationship with Northwest through advertising and marketing programs. The Airlink Agreement and Jet Agreement provide for certain incentive payments from Northwest to Mesaba based on achievement of certain operational or financial goals, as defined. Such incentives totaled $3,165 in 2001, $5,159 in 2000 and $4,830 in 1999 and are included in passenger revenues in the accompanying consolidated statements of operations.

Approximately 80% of Mesaba's passengers connected with Northwest in fiscal 2001, 80% in 2000 and 81% in 1999. Approximately 78% and 84% of the
March 31, 2001 and 2000 accounts receivable balances in the accompanying consolidated balance sheets are due from Northwest.

Although Mesaba maintains an expanding air system serving different markets, loss of Mesaba's affiliation with Northwest or Northwest's failure to make timely payment of amounts owed to the Company or to otherwise materially perform under the Airlink or Jet Agreements would have a material adverse effect on the Company's operations, financial position and cash flows. Northwest and the Company review contract compliance on a periodic basis.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents consist primarily of U.S. government securities and interest-bearing deposits with average maturities of less than 90 days and are stated at cost, which approximates fair value.

Investments

Investments consist principally of corporate bonds and municipal securities and are classified as available-for-sale as of March 31, 2001. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders' equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment. The amortized cost and fair value of the investments as of March 31, 2001 were not materially different. All investments are due within one year.

                                             March 31, 2001
                                               Fair Value
                                               ----------
            Municipal securities               $   28,699
            Corporate bonds                        43,845
            U.S. government obligations             4,147
            Asset backed securities                 1,358
                                               ----------
            Total                              $   78,049
                                               ==========

Inventories

Inventories are stated at the lower of average cost or market and consist of expendable aircraft service parts and fuel. Expendable parts are charged to maintenance as used.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis for financial reporting purposes over estimated useful lives of 5-10 years for aircraft engines, flight equipment and rotable parts; 3-10 years for all other equipment; 5-36 years for buildings and improvements; and over the lease term for facilities under capital lease. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset. Depreciation and amortization expense on property and equipment totaled $15,488, $12,429 and $8,475 for the years ended March 31, 2001, 2000 and 1999, respectively.

Other Assets

In connection with the Jet Agreement as amended, the Company paid a contract rights fee in fiscal 1998 and 1999 the form of stock purchase warrants. Contract rights totaled $11,700 and related accumulated amortization totaled $5,006 and $3,204 at March 31, 2001 and 2000, respectively. Contract rights are amortized on a straight-line basis over six years to coincide with the minimum term of the Jet Agreement. The Company's warrants under the Jet Agreement consisted of the following as of March 31, 2001:

                               Exercise     Vesting         Expiration
Grant Date       Shares          Price       Date              Date
-----------------------------------------------------------------------
October 1996      922,500        $ 7.25    May 1998        October 2006
  April 1998      474,192         21.25    October 1998    October 2006
   June 1998    1,435,230         21.25    May 2000        October 2006


In connection with the Airlink Agreement, the Company paid a contract rights fee in the form of a stock purchase warrant to Northwestfor 1,320,000 shares of common stock at $9.42 and were fully exercisable upon issuance and expire July 1, 2007. Contract rights totaled $4,800 and related accumulated amortization totaled $1,800 and $1,320 at March 31, 2001 and 2000, respectively. Contract rights are amortized on a straight-line basis over ten years to coincide with the term of the Airlink Agreement.

Impairment of Long-Lived Assets

The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of the intangible assets, the Company would recognize an impairment loss. No such impairment losses were required to be recorded in the years ended March 31, 2001, 2000 and 1999.

Revenue Recognition

Mesaba is paid by Northwest for each completed flight. Under the Airlink Agreement, Mesaba is paid for each completed ASM and under the Jet Agreement, Mesaba is paid for each block hour flown. Passenger revenues are recorded as income when the services are rendered.

Frequent Flyer Awards

As a Northwest Airlink carrier, Mesaba participates in Northwest's frequent flyer program (WorldPerks), and passengers may use mileage accumulated in that program to obtain discounted or free trips that might include a flight segment on one of Mesaba's flights. However, under the Airlink and Jet Agreements, Northwest is responsible for the administration of WorldPerks, and Mesaba receives revenue from Northwest for WorldPerks travel awards redeemed on Mesaba flight segments.

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

Other Noncurrent Liabilities

In order to assist the Company in integrating new aircraft into its fleet, certain manufacturers provide the Company with spare parts or other credits. The Company has deferred these amounts and amortizes them over the terms of the Airlink Agreement as a reduction of aircraft rent expense. Amortization of $4,139, $2,497 and $1,822 was recorded during the years ended March 31, 2001, 2000 and 1999, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

Start Up Costs

Effective April 1, 1998, the Company adopted AICPA Statement of Position
(SOP) 98-5 "Reporting on the Costs of Start-Up Activities" which requires all start-up costs to be charged to expense as incurred. The adoption of

SOP 98-5 resulted in an $800 charge (net of tax) to operations, or $0.04 per basic and diluted share for previously capitalized start-up costs and was recorded as a cumulative effect of change in accounting principle.

Segment Reporting

The Company has reviewed Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related
Information" and determined that the aggregation criteria outlined in SFAS No. 131 have been achieved and therefore the Company's operations are reported as a single reportable segment.

New Accounting Pronouncement

On April 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 requires all derivative contracts to be reported on the balance sheet at fair value through earnings currently, unless special hedge accounting criteria are met. Since the Company does not have any of these types of instruments, the adoption of SFAS No. 133 did not have an impact on the Company's results of operations, financial position or cash flows.


3.  FLIGHT EQUIPMENT

The Company's airline fleet consisted of the following aircraft held under operating leases as of March 31, 2001:

       Number
         of                          Seating
      Aircraft   Type of Aircraft   Capacity
      --------  -----------------  ----------
        73      Saab 340             30/34
        36      Avro RJ85             69


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

The aircraft operating leases require future minimum rental payments as follows at March 31, 2001:


       2002                                          $106,890
       2003                                           105,535
       2004                                           102,457
       2005                                            99,617
       2006                                            98,547
       Thereafter                                     247,149

Rent expense under aircraft operating leases totaled approximately $100,048 in 2001, $88,877 in 2000 and $70,422 in 1999 (including $61,598, $48,422 and $32,472 paid to Northwest in 2001, 2000 and 1999, respectively).

4.  INCOME TAXES

The provision for income taxes for the three years ended March 31 is comprised of the following elements:
                                           2001      2000      1999
                                         --------  --------  --------
 Current:

   Federal                               $ 12,942  $ 19,213  $ 11,657
   State                                    2,793     3,831     2,973
   Deferred                                  (524)    (2,889)    (517)
                                         --------  --------  --------
     Total provision for income taxes    $ 15,211  $ 20,155  $14,113



The actual income tax expense differs from the expected tax expense for 2001, 2000 and 1999 as follows:

                                                      2001     2000      1999
                                                  --------  --------  --------
Computed tax expense at federal statutory
rate of 35%                                       $ 12,248  $ 17,926  $ 12,664
Increase (decrease) in income taxes resulting from
  State taxes, net of federal tax benefit            1,785     2,490     1,932
  Non-deductible flight crew expenses                  769       877       754
  Other, net                                           409    (1,138)   (1,237)
                                                  --------  --------  --------
     Total income tax expense                     $ 15,211  $ 20,155  $ 14,113
                                                  ========  ========  ========

Deferred tax assets and liabilities are comprised of the following as of
March 31:
                                      2001      2000      1999
                                   --------  --------  --------
Derred tax assets:
  Maintenance                      $  4,029  $  4,064  $  3,456
  Prepaids                            1,153     1,938     1,288
  Warrants                            2,618     3,069       411
  Leases                                  -     3,181     1,320
  Inventories                           538       678       892
  Other Accruals                      6,566     2,536     1,460
                                   --------  --------  --------
    Gross deferred tax assets        14,904    15,466     8,827

  Derred tax liabilities:
  Property and equipment              3,477     4,563       746
  Preoperating costs                      -         -        67
                                   --------  --------  --------
    Gross deferred tax liabilities    3,477     4,563       813
                                   --------  --------  --------
      Net deferred tax assets      $ 11,427  $ 10,903  $  8,014
                                   ========  ========  ========

5.  SHAREHOLDERS' EQUITY

Stock Option Plans

The Company has stock option plans for key employees, directors, consultants and advisors to the Company and employees of its subsidiary or business partner, which authorize the issuance of shares of common stock for such options. Under the plans, options are granted by the compensation committee of the board of directors and vesting is determined at the time of the award. The purchase price of the stock for non-qualified options is determined at the time of the award and is 100% of the fair market value at the time of the award for incentive stock options.

Stock option transactions for the three years ended March 31 were as follows:
                                                    Average Weighted
                                           Shares     Exercise Price
                                        ---------  -----------------
Options outstanding, March 31, 1998     1,306,566        $ 6.85
  Granted                                 190,000         21.82
  Exercised                              (470,779)         5.74
                                        ---------
Options outstanding, March 31, 1999     1,025,787         10.07
  Granted                                 420,000         10.73
  Exercised                              (403,312)         6.28
  Canceled                               (265,475)        12.66
                                        ---------
Options outstanding, March 31, 2000       777,000         11.51
  Granted                                 374,000          9.85
  Exercised                              ( 21,000)         7.14
  Canceled                               ( 61,500)        11.76
                                        ---------
Options outstanding, March 31, 2001     1,068,500        $11.00
                                        =========
Exercisable at March 31, 2001             405,000        $11.39
                                        =========

Options outstanding at March 31, 2001:
                                                 Weighted Average
                                                     Remaining
           Exercise Price Range      Shares      Contractual Life
           --------------------    ---------     -----------------
                     $ 4.75           22,500       .56 years
               $ 8.00 - $14.25       941,000      4.05 years
               $18.00 - $23.00       105,000      3.25 years
                                   ---------
                                   1,068,500
                                   =========

As of March 31, 2001, 1,086,975 options are available for grant to non-employee directors and certain management personnel. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions summarized below:

                                    2001           2000             1999

 Risk free interest rate         5.90% - 6.31%   5.26% - 6.23%    5.56% - 5.59%
 Expected life of option grants      6 yrs.          6 yrs.           6 yrs.
 Expected volatility of
   option grants                      42.83%          51.08%            54.91%
 Weighted average fair value
   of option grants                   $5.02           $6.28            $11.90

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

                              2001        2000        1999
                            -------     -------     -------
Net Income
  As reported               $19,784     $31,061     $21,271
  Pro forma                 $18,305     $29,515     $19,904

Basic Earnings Per Share
  As reported               $  0.98       $1.54      $ 1.07
  Pro forma                 $  0.90       $1.46      $ 1.01

Diluted Earnings Per Share
  As reported               $  0.94       $1.48      $ 0.99
  Pro forma                 $  0.87       $1.40      $ 0.93


6.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

In addition to the aircraft described in Note 3, the Company leases land, office and hangar facilities and certain terminal facilities under capitalized and operating leases through 2019 which provide for approximate future minimum rental payments as follows at March 31, 2001:

                                             Capitalized  Operating
                                               Leases       Leases

    2002                                      $     424   $   2,592
    2003                                            424       2,051
    2004                                            424       1,940
    2005                                            424       1,916
    2006                                            424       1,853
    Thereafter                                    1,591      16,851
                                              ---------    --------
                                                  3,711    $ 27,203
    Less- Amount representing interst             1,310    ========
                                              ---------
                                                  2,401
    Less- Current maturities                        229
                                              ---------
    Total long-term capital lease obligations  $  2,172
                                              =========


Rent expense under all facility operating leases totaled approximately $3,864 in 2001, $3,850 in 2000 and $3,421 in 1999. On May 9, 2000, the
Detroit hangar collapsed due to a severe storm. During reconstruction, Mesaba expanded the facility to approximately 60,000 square feet and it reopened on June 1, 2001. Due to the hangar incident and corresponding reconstruction, the lease was reclassified from a capital to operating lease. The Company maintains property and business interuption insurance coverage on their facilities. The Company is preparing a claim to recover certain lost revenues and expenses under the business interuption policy related to the hangar damage. No amounts have been recorded under this claim as of March 31, 2001. Recovery amounts will be recorded upon ultimate resolution.

Mesaba has entered into an agreement with the Metropolitan Airport Commission ("MAC") to terminate the lease for its Minneapolis/St. paul facility on January 1, 2003 with specific early termination fees, to accommodate planned runway construction. As part of the runway expansion plan, Mesaba will relocate its hangar facilities to the west side of the airport and is currently evaluating lease options with the MAC.

Benefit Plan

The Company maintains a 401(k) benefit plan for eligible employees whereby the Company will match 25% to 75% of employee contributions to the plan, up to 8% of each employee's compensation, depending on each employee's length of service. The Company's contribution to the plan totaled $1,355 in 2001, $1,086 in 2000 and $882 in 1999.

Related Party

On November 1, 2000, Northwest Airlines presented the Company with an offer to purchase all of the Company's outstanding shares not currently owned by Northwest at a price of $13.00 per share. Northwest owns 5.7 million shares, or approximately 28% of the Company's current shares outstanding. The Company's Board of Directors appointed a special committee of independent directors to consider and act upon Northwest's offer and other alternatives on behalf of Mesaba and its public shareholders.

On June 14, 2001, Northwest Airlines announced that it had withdrawn its offer to purchase the Company's shares.


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

On June 14, 2001, Northwest Airlines announced that it had withdrawn its offer to purchase the Company's shares. The Company believes the lawsuits are without merit particularly since Northwest has withdrawn its proposal, and intends to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

7. Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued. Options and warrants totaling 4,503, 4,063 and 3,459 were excluded from the computation of diluted earnings per share for the years ended March 31, 2001, 2000 and 1999, respectively, as the impact would have been anti-dilutive. The following table reconciles the number of shares utilized in the earnings per share calculations:

                                                  2001     2000      1999
                                               --------  --------  --------
Numerator:
  Net Income                                   $ 19,784  $ 31,061  $ 21,271
Denominator:
  For Earnings per Common Share - Basic:
  Weighted average number of issued shares
   outstanding                                   20,288    20,177    19,793
  Effect of dilutive securities:
  Computed shares outstanding under the
   Company's stock option plan utilizing the
   treasury stock method                            130       230       486
  Computed shares outstanding under warrants
   issued utilizing the treasury stock method       523       636     1,233
                                               --------  --------  --------
  For Earnings per Common Share - Diluted:
  Weighted Average Common Shares and Common
  Share Equivalents Outstanding                  20,941    21,043    21,512
                                               ========  ========  ========
  Earnings per share - Basic                   $   0.98  $   1.54  $   1.07
                                               ========  ========  ========
  Earnings per share - Diluted                 $   0.94  $   1.48  $   0.99
                                               ========  ========  ========

8.  QUARTERLY FINANCIAL DATA (UNAUDITED)
    (in thousands except share and per share data)

                              Quarters of Fiscal Year Ended March 31, 2001
                          ------------------------------------------------
                          June 30,  Sept.30   Dec. 31  March 31,   Fiscal
                            2000      2000      2000     2001    Year 2001
                          --------  --------  --------  --------  --------
Total operating revenues  $107,826  $115,070  $105,621  $111,286  $439,803
Operating income            11,725    13,411     2,111     2,101    29,348
Net income                   7,718     8,800     2,280       986    19,784
Earnings per Common
 Share - Basic            $   0.38  $   0.43  $   0.11  $   0.05  $   0.98
Weighted Average Common
 Shares Outstanding -
     Basic                  20,269    20,278    20,288    20,288    20,288
Earnings per Common
 Share - Diluted          $   0.37  $   0.43  $   0.11  $   0.05  $   0.94
Weighted Average Common
 Shares and Share
 Equivalents
 Outstanding - Diluted      20,956    20,692    21,134    20,983    20,941



                              Quarters of Fiscal Year Ended March 31, 2000
                          ------------------------------------------------
                          June 30,  Sept.30   Dec. 31   March 31,   Fiscal
                            1999      1999      1999      2000   Year 2000
                          --------  --------  --------  --------  --------
Total operating revenues  $ 99,815  $102,503  $101,008  $102,873  $406,199
Operating income            14,028    11,224    11,593     9,990    46,835
Net income                   9,076     7,318     7,851     6,816    31,061
Earnings per Common
 Share - Basic            $   0.45  $   0.36  $   0.39  $   0.34  $   1.54
Weighted Average Common
 Shares Outstanding -
     Basic                  19,968    20,221    20,252    20,267    20,177
Earnings per Common
     Share - Diluted      $   0.43  $   0.35  $   0.38  $   0.33  $   1.48
Weighted Average Common
  Shares and Share
  Equivalents
  Outstanding - Diluted     21,266    21,119    20,913    20,875    21,043

Report of independent public accountants


To Mesaba Holdings, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statement of Mesaba Holdings, Inc. and Subsidiary included in this registration statements and have issued our report thereon dated May 17, 2001. Our audit was made for the purpose of forming an opinion on the consolidated basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the consolidated basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the consolidated basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated basic financial statements taken as a whole.



Arthur Andersen LLP



Minneapolis, Minnesota
May 17, 2001

                               SCHEDULE II
                         MESABA HOLDINGS, INC.

                    VALUATION AND QUALIFYING ACCOUNTS

                                                              ADDITIONS
                                                     ------------------------
                                      BALANCES AT    CHARGED TO                           BALANCE AT
                                       BEGINNING      COSTS         CHARGED                 END OF
                                        OF YEAR      AND EXPENSES  TO REVENUE  DEDUCTIONS    YEAR
                                      -----------    ------------  ----------  ---------- ----------

FOR THE YEAR ENDED MARCH 31,
2001:

Allowance for doubtful accounts          $ 2,298               -        5,175     7,073 (1) $   400

FOR THE YEAR ENDED MARCH
31, 2000:

Allowance for doubtful accounts          $ 2,287             688        2,295    2,972 (2) $  2,298

FOR THE YEAR ENDED MARCH 31,
1999:

Allowance for doubtful accounts          $ 1,368               -        1,547      628 (2) $  2,287


(1)  Write-off of uncollectible receivables of $4,977 and recoveries of $2096.
(2)  Write-off of uncollectible receivables.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Proxy Statement for the 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement"). Information regarding executive officers of the Company is incorporated herein by reference to
Item 1 of this Form 10-K under the caption "Executive Officers of the Company" on page 9.

Item 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Compensation of Executive Officers" in the 2001 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the 2001 Proxy Statement.

                             PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)  Documents filed with this report.
     (1)      Financial Statements of Mesaba Holdings, Inc.
                                                              Page of this
                                                                Form 10-K
Report of independent public accountants                              21

Consolidated balance sheets as of March 31, 2001 and 2000             22

Consolidated statements of operations for the years ended
  March 31, 2001, 2000 and 1999                                       23

Consolidated statements of  shareholders' equity for the
years ended March 31, 2001, 2000 and 1999                             24


Consolidated statements of cash flows for the years ended
 March 31, 2001, 2000 and 1999                                        25

Notes to consolidated financial statements                            26

(2) Schedule II

Report of independent public accountants                              36

Schedule II                                                           37

(3)  Exhibits

     3A.  Restated Articles of Incorporation.  Incorporated by reference to
          Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 31, 1995.
     3B. Articles of Amendment to the Company's Articles of Incorporation. Incorporated by reference to exhibit 3A to the Company's 10-Q for the quarter ended September 30, 1997.
     3C. Bylaws. Incorporated by reference to Exhibit 3.2 to the Form S-4, Registration No. 333-22977.
     4A. Specimen certificate for shares of the Common Stock of the Company. Incorporated by reference to Exhibit 4A to the Company's Form 10-K for the year ended March 31, 1989.
     4B. Common Stock Purchase Warrant dated October 25, 1996 issued to Northwest Airlines, Inc. Incorporated by reference to Exhibit 4A to the Company's 10-Q for the quarter ended September 30, 1996.
     4C. Common Stock Purchase Warrant dated October 17, 1997 issued to Northwest Airlines, Inc. Incorporated by reference to Exhibit 4A to the Company's 10-Q for the quarter ended September 30, 1997.
     9A. Shareholder's Agreement regarding election of representative of Northwest Aircraft Inc. to Board of Directors. Incorporated by reference to Exhibit 9A to Mesaba's Registration Statement on Form S-1, Registration No. 33-820.
     10A. FAA Air Carrier Operating Certificate. Incorporated by reference to Exhibit 10A to the Company's Form 10-K for the year ended March 31, 1989.
     10B. 1986 Stock Option Plan (as Amended).  Incorporated by reference to
          Exhibit 10D to the Company's Form 10-K for the year ended March 31, 1990.
     10C. 1991 Director Stock Option Plan.  Incorporated by reference to
          Exhibit 10(i) to the Company's Registration Statement on Form S-8, Registration No. 33-62386.
     10D. CAB Part 298 Registration.  Incorporated by reference to Exhibit
          10G to Mesaba's Form 10-K for the year ended March 31, 1987.
     10E. Revolving Credit and Term Loan Agreement Dated as of November 7,
          1988 between Norwest Bank Minnesota, N.A. and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10F to the Company's Form 10-K for the year ended March 31, 1989.
     10F. Airline Services Agreement between Mesaba Aviation, Mesaba
          Holdings, Inc. and Northwest Airlines, Inc. dated July 1, 1997 (certain portions of this agreement are subject to an order granting confidential treatment pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company's Form 10-Q for the quarter ended September 30, 1997.
     10G. Regional Jet Services Agreement between Mesaba Holdings, Inc.,
          Mesaba Aviation, Inc. and Northwest Airlines, Inc., dated October 25, 1996 (certain provisions of this agreement are subject to an order granting confidential treatment pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company's Form 10-Q for the quarter ended September 30, 1996.
     10H. Foreign Air Carrier Operating Certificates issued May 6, 1991 by the Canadian Department of Transport. Incorporated by reference to Exhibit 10H to the Company's Form 10-K for the year ended March 31, 1991.

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

     10W. Letter Agreement of April 26, 1996 relating to Airline Services
          Agreement between Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10W to the Company's Form 10-K/A for the year ended March 31, 1996.
     10X. Letter Agreement of October 25, 1996 relating to Regional Jet
          Services Agreement between Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company's Form 10-Q/A for the quarter ended September 30, 1996.
     10Y. Amendment No. 1 to Regional Jet Services Agreement dated April
          1, 1998 between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company's Form 10-Q for the quarter ended June 30, 1998
     10Z. Amendment No. 2 to Regional Jet Services Agreement dated June
          2, 1998 between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10B to the Company's Form 10-Q for the quarter ended June 30, 1998
     10AA.Lease Agreement, dated as of July 1, 1999, between Kenton County
          Airport Board and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10AA to the Company's Form 10-K for the year ended March 31, 2000.
     10BB.Ground Lease, dated as of September 1, 1999, between Kenton
          County Airport Board and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10BB to the Company's Form 10-K for the year ended March 31, 2000.
     21. Subsidiaries. Incorporated by reference to Exhibit 21 to the Company's Form 10-K for the year ended March 31, 1997.
     23.  Consent of independent public accountants.  Filed herewith.
     24.  Powers of Attorney.  Filed herewith.

(b) REPORTS ON FORM 8-K. The Company did not file any reports on Form 8-K for the three-month period ended March 31, 2001.

                           SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   MESABA HOLDINGS, INC.
Dated:  June 29, 2001              By /s/ Paul F. Foley
                                   ----------------------------------
                                        Paul F. Foley
                                        President and Chief
                                        Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Paul F. Foley                                             June 29, 2001
---------------------- President and Chief Executive Officer
Paul F. Foley          (Principal Executive Officer) and Director

/s/ Robert E. Weil                                            June 29, 2001
---------------------  Vice President and Chief Financial Officer
Robert E. Weil        (Principal Financial Officer)

/s/ Jon R. Meyer                                              June 29, 2001
--------------------- Director of Accounting and Controller
Jon R. Meyer          (Principal Accounting Officer)


         *            Director                                June 29, 2001
---------------------
Donald E. Benson

         *            Director                                June 29, 2001
---------------------
Richard H. Andersen

         *            Director                                June 29, 2001
---------------------
Douglas M. Steenland

         *            Director                                June 29, 2001
---------------------
Carl R. Pohlad

         *            Director                                June 29, 2001
---------------------
Robert C. Pohlad

         *            Director                                June 29, 2001
---------------------
Pierson M. Grieve

         *            Director                                June 29, 2001
---------------------
Raymond W. Zehr, Jr.



*By /s/ Paul F. Foley Attorney-in-fact                        June 29, 2001
---------------------
Paul F. Foley