Form 10-Q
period 2001-06-30
MESABA HOLDINGS INC
filed 2001-08-14
CIK 835768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2001

                                       OR

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from          to
                                      --------    --------

                          Commission File No:  0-17895


                             MESABA HOLDINGS, INC.
                             --------------------                    .
                    Incorporated under the laws of Minnesota

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

                    Yes  X      No
                        ---        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Outstanding as of August 10, 2001
          --------------                ---------------------------------
          Common Stock
          Par value $.01 per share                     20,288,141

                         PART I. FINANCIAL INFORMATION

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in the Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as oral statements that may be made by the Company or by officers, "directors or employees of the Company acting on the Company's behalf, that are not historical fact may constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize. Factors which could cause the Company's actual results to differ from forward-looking statements include material changes in the relationship between the Company and Northwest Airlines; reductions or interruptions in Northwest Airlines' air service; changes in regulations affecting the Company, including DOT and FAA regulations or directives affecting airworthiness of aircraft; the acquisition and phase-in of new aircraft; downturns in economic activity; seasonal factors; and labor relationships, including labor shortages, slow downs and/or work stoppages associated with the outcome of contract negotiations between the Company and the Association of Flight Attendants and the Air Line Pilots Association.

 Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                         MESABA HOLDINGS, INC.
                      CONSOLIDATED BALANCE SHEETS
               (in thousands, except share information)

                                ASSETS
                                               June 30,      March 31,
                                                 2001           2001
                                              ----------    ----------
                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                    $  17,600     $  18,916

  Short-term investments available for sale       78,237        78,049
  Accounts receivable, net                        36,908        35,771
  Inventories                                      8,875         8,046
  Prepaid expenses and deposits                    5,309         5,583
  Deferred tax asset                              10,340        10,375
                                              ----------    ----------
     Total current assets                        157,269       156,740

PROPERTY AND EQUIPMENT:
  Facilities under capital lease                       -         4,862
  Rotables and other spare parts                  72,594        69,480
  Other property and equipment                    26,713        23,681
  Accumulated depreciation and amortization      (43,162)      (41,775)
                                              ----------    ----------
     Net property and equipment                   56,145        56,248

OTHER ASSETS AND DEFERRED COSTS                   10,175        10,746
                                              ----------    ----------
TOTAL ASSETS                                   $ 223,589     $ 223,734
                                              ==========    ==========

The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                          MESABA HOLDINGS, INC.
                 CONSOLIDATED BALANCE SHEETS (Continued)
                 (in thousands, except share information)

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                June 30,      March 31,
                                                 2001          2001
                                              ----------    ----------
                                                 (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term obligations  $             $     229
                                                      -
  Accounts payable                                11,571        15,819
  Accrued liabilities
     Payroll                                       6,948         7,626
     Maintenance                                  13,966        14,246
     Other                                        11,649         8,646
                                              ----------    ----------
     Total current liabilities                    44,134        46,566

LONG-TERM OBLIGATIONS, net of current                  -         2,172
maturities

DEFERRED CREDITS AND OTHER LIABILITIES            10,054        10,315

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock,  $.01 par value;  60,000,000
shares authorized, 20,288,141 and 20,288,141         203           203
shares issued and outstanding, respectively
Paid-in capital                                   49,606        49,606
Warrants                                          16,500        16,500
Other comprehensive income                            49             -
Retained earnings                                103,043        98,372
     Total shareholders' equity                  169,401       164,681
                                              ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 223,589    $  223,734
                                              ==========    ==========

The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                     MESABA HOLDINGS, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)
          (in thousands, except per share information)

                                                 Three Months Ended
                                                      June 30,
                                                 2001          2000
                                              ----------    ----------
OPERATING REVENUES:
Passenger                                      $ 112,304     $ 106,117
Other                                              2,922         1,709
                                              ----------    ----------
     Total operating revenues                    115,226       107,826

OPERATING EXPENSES:
Wages and benefits                                31,524        25,822
Aircraft fuel costs                                6,676         6,564
Aircraft maintenance costs                        20,559        18,981
Aircraft rents                                    25,611        24,715
Landing fees                                       1,671         1,724
Insurance and taxes                                1,607         1,526
Depreciation and amortization                      4,919         4,091
Administrative and other costs                    15,872        12,678
                                              ----------    ----------
     Total operating expenses                    108,439        96,101

     Operating income                              6,787        11,725

NONOPERATING INCOME (EXPENSE):
Interest expense                                     (53)          (95)
Other, net                                         1,245         1,551
                                              ----------    ----------
     Other income, net                             1,192         1,456

     Income before provision for income taxes      7,979        13,181

PROVISION FOR INCOME TAXES                         3,308         5,463
                                              ----------    ----------
NET INCOME                                     $   4,671     $   7,718
                                              ==========    ==========
NET INCOME PER SHARE:
     Earnings per share - Basic                $    0.23     $    0.38
                                              ==========    ==========
     Earnings per share - Diluted            $      0.22     $    0.37
                                              ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                        20,288        20,269
                                              ==========    ==========
     Diluted                                      20,824        20,956
                                              ==========    ==========

                      MESABA HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited, in thousands)
                                                Three Months Ended
                                                      June 30,
                                                 2001           2000
                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $   4,671     $   7,718
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                     4,919         4,091
 Amortization of deferred credits                   (559)         (994)
Changes in current operating items:
 Accounts receivable, net                         (1,137)          623
 Inventories                                        (829)          (68)
 Prepaid expenses and deposits                       274           121
 Accounts payable and other                       (2,500)        2,140
                                              ----------    ----------
   Net cash provided by operating activities       4,839        13,631

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments
     available for sale                         (32,098)            -
  Sales of short-term investments
     available for sale                          31,994             -
  Purchases of property and equipment            (5,994)       (3,493)
                                              ----------    ----------
    Net cash used in investing activities        (6,098)       (3,493)
                                              ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                            -             11
  Repayment of long-term obligations                (57)          (103)
                                              ----------    ----------
    Net cash used in financing activities           (57)           (92)
                                              ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     (1,316)       10,046
CASH AND CASH EQUIVALENTS:
     Beginning of period                       $  18,916     $ 100,172
                                              ----------    ----------
     End of period                             $  17,600     $ 110,218
                                              ==========    ==========

SUPPLEMENTARY CASH FLOW INFORMATION:
     Cash paid during period for:
          Interest                             $      53     $      95
                                              ==========    ==========
          Income taxes                         $   2,052     $     620
                                              ==========    ==========

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                             MESABA HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

The consolidated financial statements included herein have been prepared by Mesaba Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended March 31, 2001, and the notes thereto, included in the Company's Annual Report or Form 10-K filed with the Securities and Exchange Commission.

1. Basis of Presentation
------------------------

The consolidated financial statements include the accounts of the Company
and its subsidiary, Mesaba Aviation, Inc. ("Mesaba").   All significant
intercompany balances have been eliminated in consolidation.

2. Agreements with Northwest
----------------------------

The Company operates a regional air carrier providing scheduled turbo-prop passenger and air freight service as Mesaba Airlines/Northwest Airlink under an Airline Services Agreement (the "Airlink Agreement") with Northwest Airlines, Inc. ("Northwest") to 78 cities in the Upper Midwest and Canada from Northwest's hub airports, Minneapolis/St. Paul and
Detroit.   The Airlink Agreement provides for exclusive turbo-prop rights to designated service areas and extends through June 30, 2007. Either Northwest or Mesaba has the right to terminate the Airlink Agreement without cause upon 365 days notice.

Mesaba also operates 36 Avro RJ85 ("RJ85") regional jets for Northwest under a separate Regional Jet Services Agreement (the "Jet Agreement"), which extends through May 1, 2007. Northwest has the right to terminate the Jet Agreement without cause upon 180 days written notice, such notice not to be given before May 1, 2003. As of June 30, 2001, Mesaba had taken delivery of all 36 RJ85 aircraft and currently serves 47 cities. The aircraft are subleased from Northwest and are operated as Northwest Jet Airlink from the Minneapolis/St. Paul, Detroit and Memphis hubs.

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

3. Earnings Per Share
---------------------

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued. Options and warrants totaling 4,684 and 4,617 were excluded from the computation of diluted earnings per share for the years ended June 30, 2001 and 2000, respectively. The following table reconciles the number of shares utilized in the earnings per share calculations: (in thousands, except per share information)

                                                         Quarter Ended
                                                             June 30,
                                                         2001          2000
                                                    ----------    ----------
Net Income                                           $   4,671     $   7,718
For Earnings Per Common Share - Basic:                  20,288        20,269
  Weighted average number of issued shares outstanding
  Effect of dilutive securities
    Computed shares outstanding under the
     Company's stock  option plan
     utilizing the treasury stock method                    92           244
     Computed shares outstanding under warrants
   issued utilizing the  treasury stock method             444           443
                                                    ----------    ----------
   For earnings per Common Share - Diluted:
     Weighted average common shares and common          20,824        20,956
   share equivalents outstanding
   Earnings Per Share - Basic                        $    0.23     $    0.38
                                                    ==========    ==========
   Earnings Per Share - Diluted                      $    0.22     $    0.37
                                                    ==========    ==========

4. Comprehensive Income
-----------------------

The following table presents the calculation of comprehensive income. Comprehensive income has no significant impact on net income. The components of comprehensive income are as follows (in thousands):

                                                     Three months ended
                                                           June 30,
                                                       2001          2000
                                                    ----------    ----------
   Net Income                                        $   4,671     $   7,718
   Unrealized gains of investments classified               49             -
   as available for sale
                                                    ----------    ----------
          Total comprehensive income                 $   4,720     $   7,718
                                                    ==========    ==========

5. Derivative Instruments and Hedging Activities
------------------------------------------------

On April 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 requires all derivative contracts to be reported on the balance sheet at fair value through earnings, unless special hedge accounting criteria are met. Since the Company does not have any of these types of instruments, the adoption of SFAS No. 133 did not have an impanct on the Company's results of operations, financial position or cash flows.


6. Lease Reclassification
-------------------------

During June 2001, Mesaba entered into an agreement with the Metropolitan Airports Commission (the "MAC") to terminate the Minneapolis/St. Paul maintenance hangar and general office leases on January 1, 2003, to accommodate planned runway construction. An early lease termination fee of $1,966 will be received by Mesaba at that time. Due to the lease termination agreement, the lease was reclassified from capital to an operating lease.

5. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

Results of Operations for the Three Months Ended June 30, 2001 and 2000
--------------------------------------------------------------------------
(As used herein, "unit cost" means operating cost per available seat mile. Dollars and shares outstanding are expressed in thousands.)

EARNINGS SUMMARY. The Company reported net income of $4,671 or $0.22 diluted earnings per share for the three months ended June 30, 2001, compared to $7,718 or $0.37 diluted earnings per share in the same period ended June 30, 2000. Weighted average common shares and common share equivalents outstanding decreased to 20,824 from 20,956.

OPERATING REVENUES. Total operating revenues increased 6.9% in the first quarter of fiscal 2002 to $115,226 from $107,826 in the year earlier quarter, and revenue passenger miles increased 6.3% to 467,872 from 440,087. Passenger revenue per available seat mile ("RASM") increased to $0.150 from $0.145 in the previous year's first quarter. Mesaba's average passenger load factor (percentage of seats filled on each aircraft on average = RPMs / ASMs ) was 62.6% in the first quarter compared to 60.1% during the same period a year ago. The improvement in traffic is attributable to overall
increases in passenger travel within the industry.   Other revenue increased
71.0% due to increased RJ85 ground handling activities at the Minneapolis/St. Paul airport.

                                     Three months ended June 30,
        Operating statistics              2001          2000
        --------------------------     ---------     ---------
        Revenue passengers carried     1,707,415     1,557,500
        Revenue passenger miles          467,872       440,087
        (000)
        Available seat miles (000)       747,714       731,951
        Passenger load factor               62.6%         60.1%
        Passenger revenue per             $0.150        $0.145
        available seat mile
        Departures                        68,249        67,877
        Aircraft in service                  109           109

OPERATING EXPENSES. Total operating expenses increased 12.8% to $108,439 from $96,101 in the prior year's first quarter. Mesaba's unit cost increased 10.7% to $0.145 from $0.131. Available seat miles increased to 747,714 in the first quarter of fiscal 2002 from 731,951 in the year earlier quarter. The increase in ASMs was accomplished by the full impact of three additional RJ85 aircraft that were delivered during the first quarter of fiscal 2001 and due to a reduction in the schedule to compensate for crew shortages due to high levels of pilot attrition in the previous year. The significant change in unit cost year over year was due to increases in pilot hiring and training expenses, wages associated with the RJ85 ground handling activities at the Minneapolis/St. Paul airport and higher maintenance expense due to the aging of the fleet.

        Operating Costs Per          Three months ended June 30,
  Available Seat Mile (Unit Cost)        2001          2000
---------------------------------    -------------  ------------
Wages and benefits                        4.2 CENTS     3.5 CENTS
Aircraft fuel costs                       0.9           0.9
Aircraft maintenance costs                2.8           2.6
Aircraft rents                            3.4           3.4
Landing fees                              0.2           0.2
Insurance and taxes                       0.2           0.2
Depreciation and amortization             0.7           0.6
Administrative and other costs            2.1           1.7
                                        -----         -----
Total                                    14.5 CENTS    13.1 CENTS

Wages and benefits increased 22.1% to $31,524 in the first quarter of fiscal 2002 from $25,822 in the first quarter of fiscal 2001. Unit cost increased 20.0% to 4.2 cents from 3.5 cents. The majority of the increase is a result of higher costs of flight crews due to increased pilot training and additional ground handling activities for the RJ85 at the Minneapolis/St. Paul airport.

Fuel costs increased 1.7% to $6,676 in this year's first quarter compared to $6,564 in last year's first quarter. The change is primarily attributable to an increase in consumption by the turbo-prop aircraft when compared to one year ago. Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices. Mesaba's actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon both in the first quarter and a year ago. Unit cost for fuel was unchanged at
0.9 cents.  Northwest provides fuel for the jet operation at its expense.

Direct maintenance expense, excluding wages and benefits, increased 8.3% to $20,559 in the first quarter of fiscal 2002 from $18,981 in the first quarter of fiscal 2001. This increase was primarily attributable to increases in fixed rate service contracts as well as higher rotable repair costs due to the aging of the fleet. Unit cost for direct maintenance increased 7.7% to 2.8 cents from 2.6 cents.

Aircraft rents increased 3.5% to $25,611 in the first quarter of fiscal 2002 from $24,715 in the first quarter of fiscal 2001. This increase is primarily attributable to the full impact of the three additional RJ85 aircraft that were delivered during the year earlier period. Unit cost for aircraft rents remained unchanged at 3.4 cents.

Total landing fees decreased 3.1% to $1,671 in the first quarter of fiscal 2002 compared to $1,724 for the first quarter of fiscal 2001. The decrease is attributable to 4.7% fewer turbo-prop departures when compared to a year ago offset by higher landing fee rates charged by airports. Unit cost for landing fees remained unchanged at 0.2 cents. Northwest provides landing fees for the jet operation at its expense.

Insurance and taxes increased 5.3% to $1,607 in the first quarter of fiscal 2002 compared to $1,526 for the first quarter of fiscal 2001. This is due to a 6.3% increase in passenger volume and increased insurance rates. Unit cost for insurance and taxes remained unchanged at 0.2 cents.

Depreciation and amortization increased 20.2% to $4,919 in the first quarter of fiscal 2002 compared to $4,091 in the first quarter of fiscal 2001. The higher level of depreciation and amortization resulted from the acquisition of spare parts to support the aircraft. The Company paid contract rights fees in the form of stock purchase warrants issued to Northwest in connection with amendments to the Jet Agreement, which increased the number of aircraft to be flown by Mesaba from 12 to 36. These fees are being amortized on a straight-line basis over the remaining term of the Jet Agreement. Unit cost for depreciation and amortization increased 16.7% to 0.7 cents from 0.6 cents.

Administrative and other costs increased 25.2% to $15,872 in the first quarter of fiscal 2002 compared to $12,678 in the first quarter of fiscal 2001. The significant change in year over year costs was due to increases in pilot hiring and training expenses.

OPERATING INCOME. Operating income totaled $6,787 in the first quarter, a decrease of 42.1% from $11,725 a year ago. Mesaba's operating margin decreased to 5.9% from 10.9% in the prior year's first quarter.

NONOPERATING INCOME. Nonoperating income decreased to $1,192 in the first quarter from $1,456 in the prior year's first quarter as a result of lower interest income due to lower interest rates and lower average levels of cash and cash equivalents and short-term investments.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 41.5% in the first quarter of fiscal 2002 and 2001.

Liquidity and Capital Resources
-------------------------------

The Company's working capital increased to $113,135 with a current ratio of
3.6 at June 30, 2001 compared to $110,174 and 3.4 at March 31, 2001. Cash and cash equivalents decreased by $1,316 to $17,600 at June 30, 2001. Net cash flows provided by operating activities totaled $4,839 in the first three months of fiscal 2002 compared to $13,631 in the first three months of fiscal 2001. Net cash flows used for investing activities amounted to $6,098 during the three months ended June 30, 2001 compared to $3,493 in the same period last year. Net cash flows used for by financing activities through June 30, 2000 totaled $57 compared to $92 provided by financing activities in the same period last year.

During June 2001, Mesaba entered into an agreement with the Metropolitan Airports Commission (the "MAC") to terminate the Minneapolis/St. Paul maintenance hangar and general office leases on January 1, 2003, to accommodate planned runway construction. An early lease termination fee of $1,966 will be received by Mesaba at that time. Due to the lease termination agreement, the lease was reclassified from capital to an operating lease. Mesaba will relocate its hangar facilities to the west side of the airport and is currently evaluating future lease options with the MAC.

As of July, 2001, Mesaba's fleet consisted of 109 aircraft covered under operating leases with remaining terms of five months to 15 years and an aggregate monthly lease payments of approximately $8.9 million. Operating leases have been Mesaba's primary method of acquiring aircraft, and management expects to continue relying on this method to meet most of its future aircraft needs. Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with original terms up to 17.5 years. Mesaba leases its RJ85 aircraft from Northwest under operating leases with terms of up to 10 years. Continued funding of the monthly minimum lease payments is ensured as long as the current operating contracts with Northwest are in effect.

During fiscal 2001, Mesaba committed to reconstruct its maintenance facility located at the Detroit Metropolitan Airport. The new facility reopened on June 1, 2001 and is approximately 25% larger than the previous hangar, which was substantially destroyed on May 9, 2000 due to severe weather. Mesaba has paid 1,740 as of June 30, 2001 for the additional space that will not be covered by insurance proceeds, an additional $868 was paid during July 2001 for the remaining costs of the additional space. The Company maintains property and business interruption insurance coverage on its facilities. The Company is preparing a claim to recover certain lost revenues and expenses under the business interruption policy related to the hangar damage. No amounts have been recorded under this claim as of June 30, 2001. Recovery amounts will be recorded upon ultimate resolution.

Approximately 72% of the Company's accounts receivable balance at June 30, 2001 are due from Northwest. Loss of the Company's affiliation with Northwest or Northwest's failure to make timely payment of amounts owed to the Company or to otherwise materially perform under the Airlink or Jet Agreement for any reason would have a material adverse effect on the Company's operations and financial results.

The Company has historically relied upon cash balances and internally
generated funds to support its working capital requirements.   Management
believes that funds from operations will provide adequate resources for meeting non-aircraft capital needs in fiscal 2002.

     Part II.

Item 1.  Legal Proceedings
--------------------------

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

The Company believes the lawsuits are without merit, particularly since Northwest is no longer pursuing its offer to acquire the Company's shares as of June 14, 2001. The ultimate outcome of these lawsuits cannot be predicted with certainty.

Item 5.  Other Information
--------------------------

On November 1, 2000, Northwest Airlines presented the Company with an offer to purchase all outstanding shares not currently owned by Northwest at a price of $13.00 per share. The Company's Board of Directors appointed a special committee of independent directors to consider and act upon Northwest's offer and other alternatives on behalf of Mesaba and its public shareholders. On June 14, 2001, Northwest rescinded its offer.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits
     -------------

     (b)  Reports on Form 8-K
     ------------------------

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MESABA HOLDINGS, INC.

Date:     August 14, 2001      BY:   /s/ Robert E. Weil
                                     ---------------------
                                     Robert E. Weil
                                     Vice President and Chief Financial Officer
                                    (Principal Financial Officer)


                                     /s/ Jon R. Meyer
                                     ---------------------
                                     Jon R. Meyer
                                     Director of Accounting/Controller
                                    (Principal Accounting Officer)