Form 10-Q
period 2001-09-30
MESABA HOLDINGS INC
filed 2001-11-13
CIK 835768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to

Commission File No:  0-17895

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

                                                                Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2001
Common Stock
Par value $.01 per share	20,288,141

PART I. FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in the Quarterly Report on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company’s behalf, that are not historical fact may constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward looking statements involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements.  The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize.  Factors which could cause the Company’s actual results to differ from forward-looking statements includematerial changes in the relationship between the Company and Northwest Airlines; reductions or interruptions in Northwest Airlines’ air service; reduced passenger and flight activity as a result of the terrorist events of September 11, 2001; expenses associated with restructuring the Company’s operations; a general slow-down in the United States economy; increased operating costs due to the events of September 11, 2001; the impact of United States government programs on the Company’s operations; changes in regulations affecting the Company, including DOT and FAA regulations or directives affecting airworthiness of aircraft; the acquisition and phase-in of new aircraft; seasonal factors; and labor relationships, including labor shortages, slow downs and/or work stoppages associated with the outcome of contract negotiations between the Company and the Association of Flight Attendants and the Air Line Pilots Association.

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MESABA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

ASSETS
	September 30,	March 31,
	2001	2001
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$32,290	$18,916
Short-term investments available for sale	70,348	78,049
Accounts receivable, net	34,242	35,771
Inventories	9,972	8,046
Prepaid expenses and deposits	5,085	5,583
Deferred tax asset	10,340	10,375
Total current assets	162,277	156,740

PROPERTY AND EQUIPMENT:
Facilities under capital lease	-	4,862
Rotables and other spare parts	74,717	69,480
Other property and equipment	28,102	23,681
Accumulated depreciation and amortization	(47,597)	(41,775)
Net property and equipment	55,222	56,248

OTHER ASSETS AND DEFERRED COSTS	9,532	10,746
TOTAL ASSETS	$227,031	$223,734

The accompanying notes to the interim consolidated financial statements are an integral part of these consolidated balance sheets.

LIABILITIES AND SHAREHOLDERS' EQUITY
	September 30,	March 31,
	2001	2001
	(Unaudited)
CURRENT LIABILITIES:
Current maturities of long-term obligations	$-	$229
Accounts payable	11,432	15,819
Accrued liabilities
Payroll	7,874	7,626
Maintenance	14,041	14,246
Other	10,263	8,646
Total current liabilities	43,610	46,566

LONG-TERM OBLIGATIONS, net of current maturities	-	2,172

DEFERRED CREDITS AND OTHER LIABILITIES	9,660	10,315

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 60,000,000 shares authorized, 20,288,141 shares issued and outstanding	203	203
Paid-in capital	49,607	49,606
Warrants	16,500	16,500
Other comprehensive income	148	-
Retained earnings	107,303	98,372
Total shareholders’ equity	173,761	164,681
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$227,031	$223,734

The accompanying notes to the interim  consolidated financial statements are an integral part of these consolidated balance sheets.

MESABA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share information)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
OPERATING REVENUES:
Passenger	$105,631	$112,444	$217,935	$218,561
Other	3,204	2,626	6,126	4,335
Total operating revenues	108,835	115,070	224,061	222,896

OPERATING EXPENSES:
Wages and benefits	32,001	28,805	63,474	54,627
Aircraft fuel costs	6,313	6,635	12,989	13,199
Aircraft maintenance costs	18,392	19,310	38,951	38,291
Aircraft rents	25,575	25,192	51,186	49,907
Landing fees	1,622	1,756	3,293	3,480
Insurance and taxes	1,561	1,560	3,168	3,086
Depreciation and amortization	5,008	4,303	9,927	8,394
Administrative and other costs	15,422	14,098	31,346	26,776
Total operating expenses	105,894	101,659	214,334	197,760

Operating income	2,941	13,411	9,727	25,136

NONOPERATING INCOME (EXPENSE):
Interest expense	-	(93)	(53)	(189)
Other, net	6,115	1,714	7,360	3,266
Other income, net	6,115	1,621	7,307	3,077

Income before provision for income taxes	9,056	15,032	17,034	28,213

PROVISION FOR INCOME TAXES	4,796	6,232	8,103	11,695
NET INCOME	$4,260	$8,800	$8,931	$16,518

NET INCOME PER SHARE:
Earnings per share – Basic	$0.21	$0.43	$0.44	$0.81
Earnings per share – Diluted	$0.21	$0.43	$0.44	$0.79

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,288	20,278	20,288	20,273
Diluted	20,293	20,692	20,293	20,824

The accompanying notes to the interim consolidated financial statements are an integral part of these consolidated financial statements.

MESABA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,931	$16,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,927	8,394
Amortization of deferred credits	(953)	(2,037)
Changes in current operating items:
Accounts receivable, net	1,529	(2,947)
Inventories	(1,926)	309
Prepaid expenses and deposits	498	70
Accounts payable and other	(3,023)	143
Net cash provided by operating activities	14,983	20,450

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments available for sale	(46,936)	-
Sales of short-term investments available for sale	54,890	-
Purchases of property and equipment, net	(9,506)	(8,236)
Net cash used in investing activities	(1,552)	(8,236)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	86
Repayment of long-term obligations	(57)	(209)
Net cash used in financing activities	(57)	(123)

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,374	12,091
CASH AND CASH EQUIVALENTS:
Beginning of period	18,916	100,172
End of period	$32,290	$112,263
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$57	$209
Income taxes	$9,533	$11,604

The accompanying notes to the interim consolidated financial statements are an integral part of these consolidated financial statements.

MESABA HOLDINGS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

2.      Agreements with Northwest

The Company operates a regional air carrier providing scheduled turbo-prop passenger and air freight service as Mesaba Airlines/Northwest Airlink under an Airline Services Agreement (the “Airlink Agreement”) with Northwest Airlines, Inc. (“Northwest”) to 77 cities in the Upper Midwest and Canada from Northwest’s hub airports, Minneapolis/St. Paul and Detroit.   The Airlink Agreement provides for exclusive turbo-prop rights to designated service areas and extends through June 30, 2007. Either Northwest or Mesaba has the right to terminate the Airlink Agreement without cause upon 365 days notice.

Mesaba also operates 36 Avro RJ85 (“RJ85”) regional jets for Northwest under a separate Regional Jet Services Agreement (the “Jet Agreement”), which extends through May 1, 2007. Northwest has the right to terminate the Jet Agreement without cause upon 180 days written notice, such notice not to be given before May 1, 2003.  As of September 30, 2001, Mesaba currently serves 46 cities with its fleet of RJ85 aircraft.  The aircraft are subleased from Northwest and are operated as Northwest Jet Airlink from the Minneapolis/St. Paul, Detroit and Memphis hubs.

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

Mesaba, through the agreements, receives ticketing and certain check–in, baggage, freight and aircraft handling services from Northwest at certain airports.  In addition, Mesaba receives its computerized reservations services from Northwest.  Northwest also performs all marketing schedules, yield management and pricing services for Mesaba's flights.

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

3.      Restructuring Charge

During the second fiscal quarter 2002, the Company initiated a reduction in personnel as a result of the impact of the terrorist attacks of September 11, 2001. The Company recorded within other operating expenses in the accompanying consolidated statements of operations for the fiscal periods ended September 30, 2001 a one-time pre-tax charge of approximately $1.1 million to cover the expected severance and related costs.  The reduction in personnel was completed by September 30, 2001 and affected 382 individuals in all areas of the Company.  As of September 30, 2001, no amounts have been paid regarding the one-time charge.  However, the Company does expect the $1.1 million will be paid over the next twelve months.

4.      Nonoperating Gain

On Sept. 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (“Stabilization Act”). The Stabilization Act provides for direct cash grants to U.S. airlines to compensate for “direct and incremental losses” (as defined in the Act and Department of Transportation instructions) incurred from September 11, 2001, through December 31, 2001, and resulting from the attacks.  The Company has received one installment of the federal grant of approximately $6.6 million and has recognized approximately $5.3 million as “Nonoperating income” in the consolidated statements of operations in accordance with Department of Transportation and Financial Accounting Standards Board (“FASB”) guidance.  The remaining federal grant proceeds of $1.3 million is recorded within “Accrued liabilities – Other” in the consolidated balance sheets as of September 30, 2001.

5.      Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued.  Options and warrants totaling 5,526 and 4,762 were excluded from the computation of diluted earnings per share for the years ended September 30, 2001 and 2000, respectively.  The following table reconciles the number of shares utilized in the earnings per share calculations (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Net Income	$4,260	$8,800	$8,931	$16,518
For Earnings Per Common Share – Basic:	20,288	20,278	20,288	20,273
Weighted average number of issued shares outstanding
Effect of dilutive securities
Computed shares outstanding under the Company’s stock option plan utilizing the treasury stock method	5	62	5	102
Computed shares outstanding under warrants issued utilizing the treasury stock method	-	352	-	449
For earnings per Common Share – Diluted:
Weighted average common shares and common share equivalents outstanding	20,293	20,692	20,293	20,824
Earnings Per Share – Basic	$0.21	$0.43	$0.44	$0.81
Earnings Per Share – Diluted	$0.21	$0.43	$0.44	$0.79

6.     Comprehensive Income

The following table presents the calculation of comprehensive income.  Comprehensive income has no impact on net income.  The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net Income	$4,260	$8,800	$8,931	$16,518
Unrealized gains of available for sale investments, net of tax	148	-	148	-
Total comprehensive income	$4,408	$8,800	$9,079	$16,518

7.     Lease Reclassification

During June 2001, Mesaba entered into an agreement with the Metropolitan Airports Commission (the “MAC”) to terminate the Minneapolis/St. Paul maintenance hangar and general office leases on January 1, 2003, to accommodate planned runway construction.  In October 2001, Mesaba received a notice from the MAC informing the Company that the lease termination date had been delayed to June 1, 2003.  Mesaba will receive an early lease termination fee of $1,966 at that time.  Due to the lease termination agreement, the lease was reclassified from capital to an operating lease in the first quarter of fiscal 2002.

8.     Effect of New Accounting Pronouncements

On June 1, 2001, the FASB issued SFAS No. 141, “Business Combinations”.  SFAS No. 141 requires all business combinations to be accounted for by the purchase method of accounting after July 1, 2001.  Since the Company does not have any pending business combinations, the adoption of SFAS No. 141 did not have an impact on the Company’s results of operations, financial position or cash flows.

On June 1, 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 addresses how goodwill and other intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition and after they have been initially recognized.  The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.  Management of the Company does not believe the adoption of SFAS No. 142 will have a material impact on the Company’s results of operations, financial position or cash flows.

4.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

Overview. On September 11, 2001, the Federal Aviation Administration (“FAA”) suspended all commercial airline flights due to the terrorist attacks. From September 11, 2001, until the Company resumed operations on September 14, the Company cancelled approximately 2,500 flights. Although flight operations were suspended, the Company continued to incur most of its normal operating expenses during this period. Total operating losses of $2.4 million were incurred during the time operations were suspended. Once operations were resumed, the Company continued to incur operating losses through the end of the quarter of $1.8 million due to depressed passenger traffic and revenues.

The second fiscal quarter of 2002 results also include $1.1 million for restructuring costs arising from the September 11 attacks. The restructuring charge primarily covered severance costs associated with the Company’s reduction in personnel.

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (“Stabilization Act”). The Stabilization Act provides for direct cash grants to U.S. airlines to compensate for “direct and incremental losses” (as defined in the Act and Department of Transportation instructions) incurred from September 11, 2001, through December 31, 2001, and resulting from the attacks.  The Company has received one installment of the federal grant of $6.6 million and has recognized $5.3 million as “Nonoperating income” in the consolidated statements of operations in accordance with Department of Transportation and Financial Accounting Standards Board (“FASB”) guidance.  The remaining federal grant proceeds of $1.3 million is recorded within “Accrued liabilities – Other” in the consolidated balance sheets as of September 30, 2001.  Additional installments of up to an additional $6.6 million may be available to the Company depending on future operating results and the Company’s compliance with the Stabilization Act and related government requirements.  Additional amounts recognized by the Company within the consolidated statements of operations may depend on whether or not the Company can demonstrate that “direct and incremental losses” were incurred by the Company in the third fiscal quarter as a result of the attacks.

Since September 14, the Company’s flight activity has been reduced to approximately 80% of pre-September 11 operations.  As a result and due to the seasonal nature of the Company’s operations, the Company anticipates a corresponding reduction in operating revenues for the third fiscal quarter 2002.  At this time, the Company is unable to project operating revenues beyond December 31, 2001, due to the general level of uncertainty in the airline industry.

Due to the events of September 11, 2001, the Company initiated various cost reduction programs to reduce the Company’s expense levels commensurate with the reduced operating revenues. Management of the Company believes the 20% reduction will be accomplished several ways, including completion of the announced personnel reductions, vendor negotiations and the elimination of certain discretionary expenditures.

The Company expects its insurance and security costs to increase in the third fiscal quarter of 2002 and future quarters as a result of the events of September 11, 2001.  Based on initial guidance from external vendors, the Company expects its insurance costs to more than double from current rates and its security costs to continue to increase as new security requirements are mandated by the FAA and other government bodies.

As a result of the expected overall decreases in operating revenues and expenses and the potential utilization of additional federal government grants, management expects the Company to achieve approximately break-even results in the third fiscal quarter of 2002.

Results of Operations for the Three Months Ended September 30, 2001 and 2000

(As used herein, “unit cost” means operating cost per available seat mile.  Dollars and shares outstanding are expressed in thousands.)

Earnings Summary. The Company reported net income of $4,260 or $0.21 diluted earnings per share for the three months ended September 30, 2001, compared to $8,800 or $0.43 diluted earnings per share in the same period ended September 30, 2000.  Diluted weighted average common shares and common share equivalents outstanding decreased to 20,293 from 20,692.

Operating Revenues.  Total operating revenues decreased 5.4% in the second quarter of fiscal 2002 to $108,835 from $115,070 in the year earlier quarter, and revenue passenger miles decreased 11.7% to 420,335 from 475,983.  Passenger revenue per available seat mile (“RASM”) increased to $0.150 from $0.148 in the previous year’s second quarter.  Mesaba's average passenger load factor (percentage of seats filled on each aircraft on average = RPMs / ASMs ) was 59.5% in the second quarter compared to 62.6% during the same period a year ago.  The decrease in traffic is primarily due to the September 11 terrorist attacks and corresponding suspension of all commercial air traffic for the equivalent of three days and the reduced flight activity for the remainder of September. Other revenue increased 22.0% due to increased regional jet ground handling activities at the Minneapolis/St. Paul airport.

	Three months ended September 30,
Operating statistics	2001	2000
Revenue passengers carried	1,547,835	1,691,545
Revenue passenger miles (000)	420,335	475,983
Available seat miles (000)	705,978	760,950
Passenger load factor	59.5%	62.6%
Passenger revenue per available seat mile	$0.150	$0.148
Departures	64,295	69,409
Aircraft in service	109	109

Operating Expenses.  Total operating expenses increased 4.2% to $105,894 from $101,659 in the prior year's second quarter.  Mesaba’s unit cost increased 11.2% to $0.149 from $0.134.  Available seat miles decreased to 705,978 in the second quarter of fiscal 2002 from 760,950 in the year earlier quarter. The decrease in ASMs primarily resulted from the events of September 11.  The significant change in unit cost year over year was due to the relationship of fixed operating costs to reduced flight activity, the impact of Mesaba’s restructuring initiative, increases in pilot hiring and training expenses prior to September 11, and wages associated with the RJ85 ground handling activities at the Minneapolis/St. Paul airport.

Operating Costs Per	Three months ended September 30,
Available Seat Mile (Unit Cost)	2001		2000
Wages and benefits	4.5	¢	3.8	¢
Aircraft fuel costs	0.9		0.9
Aircraft maintenance costs	2.6		2.5
Aircraft rents	3.6		3.3
Landing fees	0.2		0.2
Insurance and taxes	0.2		0.2
Depreciation and amortization	0.7		0.6
Administrative and other costs	2.2		1.9
Total	14.9	¢	13.4	¢

Wages and benefits increased 11.1% to $32,001 in the second quarter of fiscal 2002 from $28,805 in the second quarter of fiscal 2001.  Unit cost increased 18.4% to 4.5 cents from 3.8 cents.  The majority of the increase is a result of increased pilot training costs, health care costs and additional ground handling activities for the RJ85 at the Minneapolis/St. Paul airport.

Fuel costs decreased 4.9% to $6,313 in this year's second quarter compared to $6,635 in last year's second quarter. The change is primarily attributable to the offsetting impact of reduced flight activity after September 11 and an increase in fuel consumption by the turbo-prop aircraft when compared to one year ago.  Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices. Mesaba’s actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon both in the second quarter and a year ago.  Unit cost for fuel was unchanged at 0.9 cents.  Northwest provides fuel for the jet operation at its expense.

Aircraft maintenance costs, excluding wages and benefits, decreased 4.8% to $18,392 in the second quarter of fiscal 2002 from $19,310 in the second quarter of fiscal 2001. This decrease was primarily attributable to the offsetting impact of decreases in fixed rate service contracts and an increase in rotable repair costs due to the aging of the fleet.  Unit cost for aircraft maintenance increased 4.0% to 2.6 cents from 2.5 cents.

Aircraft rents increased 1.5% to $25,575 in the second quarter of fiscal 2002 from $25,192 in the first quarter of fiscal 2001.  Unit cost for aircraft rents increased 9.1% due to the fixed nature of these operating costs in relation to decreased flight activity.

Landing fees decreased 7.6% to $1,622 in the second quarter of fiscal 2002 compared to $1,756 for the second quarter of fiscal 2001.  The decrease is attributable to a decrease in flight activity and fewer turbo-prop departures when compared to a year ago offset by higher landing fee rates charged by airports.  Unit cost for landing fees remained unchanged at 0.2 cents.  Northwest provides landing fees for the jet operation at its expense.

Insurance and taxes remain relatively unchanged between years due to the fixed nature of the cost. Unit cost for insurance and taxes remained unchanged at 0.2 cents.

Depreciation and amortization increased 16.4% to $5,008 in the second quarter of fiscal 2002 compared to $4,303 in the second quarter of fiscal 2001.  The higher level of depreciation and amortization resulted from the acquisition of spare parts to support the aircraft. In addition, the Company paid contract rights fees in the form of stock purchase warrants issued to Northwest in connection with amendments to the Jet Agreement, which increased the number of aircraft to be flown by Mesaba from 12 to 36. These fees are being amortized on a straight-line basis over the remaining term of the Jet Agreement. Unit cost for depreciation and amortization increased 16.7% to 0.7 cents from 0.6 cents.

Administrative and other costs increased 9.4% to $15,422 in the second quarter of fiscal 2002 compared to $14,098 in the second quarter of fiscal 2001. The significant change in year over year costs was due to the $1.1 million restructuring charge and increases in pilot hiring and training expenses.  Unit cost for administrative and other costs increased 15.8% to 2.2 cents from 1.9 cents.

Operating Income.  Operating income totaled $2,941 in the second quarter, a decrease of 78.1% from $13,411 a year ago.  Mesaba’s operating margin decreased to 2.7% from 11.7% in the prior year's second quarter.

Nonoperating Income.  Nonoperating income increased to $6,115 in the second quarter from $1,621 in the prior year's second quarter as a result of Mesaba’s recognition of the $5.3 million federal grant which was offset by lower interest income due to lower interest rates and lower average levels of cash and cash equivalents and short-term investments.

Provision for Income Taxes.  The Company's effective tax rate was 53% in the second quarter of fiscal 2002 and 41.5% in the prior years second quarter 2001.  Mesaba adjusted its effective tax rate in the second quarter of fiscal 2002 primarily due to a revision in forecasted operating results for the remainder of fiscal year 2002.

Results of Operations for the Six Months Ended September 30, 2001 and 2000

Earnings Summary. The Company reported net income of $8,931 or $0.44 diluted earnings per share for the six months ended September 30, 2001, compared to $16,518 or $0.79 diluted earnings per share in the same period ended September 30, 2000.  Weighted average common shares and common share equivalents outstanding decreased to 20,293 from 20,824.

Operating Revenues.  Total operating revenues increased 0.5% in the first half of fiscal 2002 to $224,061 from $222,896 in the year earlier period, and revenue passenger miles decreased 3.0% to 888,207 from 916,070.  Passenger revenue per available seat mile (“RASM”) increased to $0.150 from $0.146 in the same period a year ago.  Mesaba's average passenger load factor (percentage of seats filled on each aircraft on average = RPMs / ASMs ) was 61.1% for the first six months of fiscal year 2002 compared to 61.4% during the same period a year ago. The decrease in revenue passenger miles is directly attributable to the impact of the events of September 11.   Other revenue increased 41.3% due to increased RJ85 ground handling activities at the Minneapolis/St. Paul airport.

	Six months ended September 30,
Operating statistics	2001	2000
Revenue passengers carried	3,255,250	3,249,046
Revenue passenger miles (000)	888,207	916,070
Available seat miles (000)	1,453,692	1,492,901
Passenger load factor	61.1%	61.4%
Passenger revenue per available seat mile	$0.150	$0.146
Departures	132,544	137,286
Aircraft in service	109	109

Operating Expenses.  Total operating expenses increased 8.4% to $214,334 from $197,760 in the prior year's first six months.  Mesaba’s unit cost increased 11.4% to $0.147 from $0.132.  Available seat miles decreased to 1,453,692 in the first six months of fiscal 2002 from 1,492,901 in the year earlier period. The decrease in ASMs resulted from the events of September 11 offset by the impact of three additional RJ85 aircraft that were delivered during the first quarter of fiscal 2001. The significant change in unit cost year over year was due to the relationship of fixed operating costs to reduced flight activity, the impact of Mesaba’s restructuring initiative, increases in pilot hiring and training expenses, and wages associated with the RJ85 ground handling activities at the Minneapolis/St. Paul airport.

Operating Costs Per	Six months ended September 30,
Available Seat Mile (Unit Cost)	2001		2000
Wages and benefits	4.4	¢	3.7	¢
Aircraft fuel costs	0.9		0.9
Aircraft maintenance costs	2.6		2.5
Aircraft rents	3.5		3.3
Landing fees	0.2		0.2
Insurance and taxes	0.2		0.2
Depreciation and amortization	0.7		0.6
Administrative and other costs	2.2		1.8
Total	14.7	¢	13.2	¢

Wages and benefits increased 16.2% to $63,474 for the first six months of fiscal 2002 from $54,627 for the first six months of fiscal 2001.  Unit cost increased 18.9% to 4.4 cents from 3.7 cents. The majority of the increase is a result of reduced flight activity and higher costs of flight crews due to increased pilot training and additional ground handling activities for the RJ85 at the Minneapolis/St. Paul airport.

Aircraft fuel costs decreased 1.6% to $12,989 for the first six months of fiscal 2002 from $13,199 for the first six months of fiscal 2001. The change is primarily attributable to the offsetting impact of reduced flight activity after September 11 and an increase in fuel consumption by the turbo-prop aircraft when compared to one year ago.  Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices. Mesaba’s actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon for the six months ended September 30, 2001 and for the same period a year ago.  Unit cost for fuel was unchanged at 0.9 cents.  Northwest provides fuel for the jet operation at its expense.

Aircraft maintenance costs, excluding wages and benefits, increased 1.7% to $38,951 for the first six months of fiscal 2002 from $38,291 for the first six months of fiscal 2001. This increase was primarily attributable to the offsetting impact of decreases in fixed rate service contracts and an increase in rotable repair costs due to the aging of the fleet.  Unit cost for aircraft maintenance increased 4.0% to 2.6 cents from 2.5 cents.

Aircraft rents increased 2.6% to $51,186 for the first six months of fiscal 2002 from $49,907 for the first six months of fiscal 2001.  This increase is primarily attributable to the full impact of the three additional RJ85 aircraft that were delivered during the first quarter of fiscal 2001. Unit cost for aircraft rents increased 6.1% due to the fixed nature of these operating costs in relation to decreased flight activity.

Landing fees decreased 5.4% to $3,293 for the first six months of fiscal 2002 from $3,480 for the first six months of fiscal 2001. The change is attributable to a decrease in flight activity and fewer turbo-prop departures when compared to a year ago offset by higher landing fee rates charged by airports.  Unit cost for landing fees remained unchanged at 0.2 cents.  Northwest provides landing fees for the jet operation at its expense.

Insurance and taxes increased 2.7% to $3,168 for the first six months of fiscal 2002 from $3,086 for the first six months of fiscal 2001.  The increase is due to higher insurance premiums between years.  Unit cost for insurance and taxes remained unchanged at 0.2 cents.

Depreciation and amortization increased 18.3% to $9,927 for the first six months of fiscal 2002 from $8,394 for the first six months of fiscal 2001.  The higher level of depreciation and amortization resulted from the acquisition of spare parts to support the aircraft. The Company paid contract rights fees in the form of stock purchase warrants issued to Northwest in connection with amendments to the Jet Agreement, which increased the number of aircraft to be flown by Mesaba from 12 to 36. These fees are being amortized on a straight-line basis over the remaining term of the Jet Agreement. Unit cost for depreciation and amortization increased 16.7% to 0.7 cents from 0.6 cents.

Administrative and other costs increased 17.1% to $31,346 for the first six months of fiscal 2002 from $26,776 for the first six months of fiscal 2001. The significant change in year over year costs was due to the $1.1 million restructuring charge, increases in pilot hiring and training expenses and increases in crew travel expenses.  Unit cost for administrative and other costs increased 22.2% to 2.2 cents from 1.8 cents.

Operating Income.  Operating income totaled $9,727 for the first six months of fiscal 2002, a decrease of 61.3% from $25,136 a year ago.  Mesaba’s operating margin decreased to 4.3% from 11.2% in the prior year's first six months.

Nonoperating Income.  Nonoperating income increased to $7,307 for the first six months of fiscal 2002 from $3,077 for the first six months of fiscal 2001 as a result of Mesaba’s recognition of the $5.3 million federal grant which was offset by lower interest income due to lower interest rates and lower average levels of cash and cash equivalents and short-term investments.

Provision for Income Taxes.  The Company's blended effective tax rate was 47.6% for the first six months of fiscal 2002 as compared to 41.5% for the first six months of fiscal 2001. Mesaba adjusted its effective tax rate in the second quarter of fiscal 2002 due to a revision in forecasted operating results for the remainder of fiscal year 2002.

Liquidity and Capital Resources

The Company's working capital increased to $118,667 with a current ratio of 3.7 at September 30, 2001 compared to $110,174 and 3.4 at March 31, 2001.  Cash and cash equivalents increased by $13,374 to $32,290 at September 30, 2001.  Net cash flows provided by operating activities totaled $14,983 for the first six months of fiscal 2002 compared to $20,450 for the first six months of fiscal 2001.  Net cash flows used for investing activities totaled $1,552for the first six months of fiscal 2002 compared to $8,236 for the first six months of fiscal 2001.  Net cash flows used by financing activities totaled $57 for the first six months of fiscal 2002 compared to $123 for the first six months of fiscal 2001.

During the second fiscal quarter 2002, the Company initiated a reduction in personnel as a result of the impact of the terrorist attacks of September 11, 2001.  The Company recorded within other operating expenses in the accompanying consolidated statements of operations for the fiscal periods ended September 30, 2001 a one-time pre-tax charge of approximately $1.1 million to cover the expected severance and related costs.  The reduction in personnel was completed by September 30, 2001 and affected 382 individuals in all areas of Mesaba.  As of September 30, 2001, no amounts have been paid regarding the one-time charge. The cost of the personnel reduction is expected to be funded through a combination of cash from operations and available cash.  As a result of the personnel reduction and changes to the Mesaba’s operating programs, we expect to realize a favorable annualized financial impact of approximately $5 million.

In an effort to align Mesaba’s operating expenses with its expected reduced operating revenues, Mesaba has initiated several programs to reduce its variable operating expenses by a combined 20%.  Management believes that the combination of completing the personnel reduction as noted above, vendor negotiations and the elimination of discretionary expenditures along with any potential recognition of government grant proceeds could enable Mesaba to achieve approximately break-even operating results for the third fiscal quarter.

During June 2001, Mesaba entered into an agreement with the Metropolitan Airports Commission (the “MAC”) to terminate the Minneapolis/St. Paul maintenance hangar and general office leases on January 1, 2003, to accommodate planned runway construction. In October 2001, Mesaba received a notice from the MAC informing the Company that the lease termination date had been delayed to June 1, 2003.  Mesaba will receive an early lease termination fee of $1,966 at that time.  Due to the lease termination agreement, the lease was reclassified from a capital to an operating lease in the first quarter of fiscal 2002.  Mesaba will relocate its hangar facilities to the west side of the airport and is currently evaluating future lease options with the MAC.

As of September 2001, Mesaba’s fleet consisted of 109 aircraft covered under operating leases with remaining terms of three months to 15 years and aggregate monthly lease payments of approximately $8.9 million.  Operating leases have been Mesaba’s primary method of acquiring aircraft, and management expects to continue relying on this method to meet most of its future aircraft needs.  Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with original terms up to 17.5 years.  Mesaba leases its RJ85 aircraft from Northwest under operating leases with terms of up to 10 years.  Continued funding of the monthly minimum lease payments is ensured as long as the current operating contracts with Northwest are in effect.

During fiscal 2001, Mesaba committed to reconstruct its maintenance facility located at the Detroit Metropolitan Airport.  The new facility reopened on June 1, 2001 and is approximately 25% larger than the previous hangar, which experienced significant damage on May 9, 2000 due to severe weather.  Mesaba has paid $2.7 million as of September 30, 2001 for the additional space that will not be covered by insurance proceeds.  The Company maintains property and business interruption insurance coverage on its facilities.  The Company has prepared a claim to recover certain lost revenues and expenses under the business interruption policy related to the hangar damage.  No amounts have been recorded under this claim as of September 30, 2001.  Recovery amounts will be recorded upon resolution of the claim.

Approximately 69% of the Company’s accounts receivable balance as of September 30, 2001 are due from Northwest. Loss of the Company's affiliation with Northwest or Northwest's failure to make timely payment of amounts owed to the Company or to otherwise materially perform under the Airlink or Jet Agreement for any reason would have a material adverse effect on the Company's operations and financial results.

The Company has historically relied upon cash balances and internally generated funds to support its working capital requirements.   Management believes that funds from operations will provide adequate resources for meeting non-aircraft capital needs in fiscal 2002.

Effect of New Accounting Pronouncements

On June 1, 2001, the FASB issued SFAS No. 141, “Business Combinations”.  SFAS No. 141 requires all business combinations to be accounted for by the purchase method of accounting after July 1, 2001.  Since the Company does not have any pending business combinations, the adoption of SFAS No. 141 did not have an impact on the Company’s results of operations, financial position or cash flows.

On June 1, 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 addresses how goodwill and other intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition and after they have been initially recognized.  The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.  Management of the Company does not believe the adoption of SFAS No. 142 will have a material impact on the Company’s results of operations, financial position or cash flows.

Part II.

Item 1.    Legal Proceedings

                During July and August 2001, the Company obtained orders dismissing without prejudice each of the five purported class action lawsuits disclosed in previous SEC filings.  The lawsuits, which were pending in Hennepin County District Court, had been filed in November 2000 and named the Company, its current directors and Northwest Airlines Corporation as defendants.

                The lawsuits arose out of the proposal by Northwest Airlines Corporation to acquire all of the outstanding shares of the Company’s common stock which Northwest did not own.  The lawsuits alleged that the defendants breached their fiduciary duties to the Company’s shareholders in connection with the proposed transaction.  Each of the lawsuits sought to enjoin the defendants from proceeding with the proposed transaction and, if the transaction were completed, to rescind the transaction or to compensate the Company’s shareholders for alleged damages.  As of June 14, 2001, Northwest announced that it was no longer pursuing its offer to acquire the Company’s shares.

Item 4.    Submissions of Matters to a Vote of Security Holders.

                The Company filed with the Securities and Exchange Commission a definitive proxy statement dated July 27, 2001 in connection with its annual meeting of shareholders held on August 24, 2001.  At the annual meeting, the Company’s shareholders elected the following persons as Class One directors, each for a term of three years:

	Votes For	Votes Withheld
Pierson M. Grieve	17,479,007	262,673
Raymond W. Zehr, Jr.	17,526,941	214,739

                The Company’s shareholders also ratified the appointment of Arthur Andersen LLP as the Company’s independent public accountants for the fiscal year ending March 31, 2002, with 17,522,198 votes “FOR,” 208,430 votes “against” and 11,052 abstentions.  There were no brokers non-votes.

Item 5. Other Information

The Company previously announced several actions as a result of the terrorist attacks on September 11, 2001.

On September 17, 2001, the Company announced the reduction of its flight schedule by approximately 20 percent.  On September 24, 2001, the Company announced that it expected to reduce variable expenses system-wide by 20 percent.

On September 28, 2001, the Company announced additional details about the Company’s organizational restructuring.  The Company’s cost saving measures included cutting all discretionary expenses and payroll reductions. The payroll reductions involved a combination of voluntary and involuntary furloughs, reduction in full-time and part-time hours, layoffs, attrition and freezing open positions. The net cost savings of these actions are equivalent to a payroll reduction of approximately 650 fulltime employees.  Initial reductions in staff began with a 30 percent reduction in officer and director level positions. There was a 16 percent reduction with the combined layoffs of salaried and administrative personnel.  The combination of voluntary and involuntary furloughs resulted in approximately a 10 percent reduction of the following employee groups combined: pilots, customer service agents, flight attendants, maintenance and dispatch.  Depending on years of service with the Company or their furlough status, employees who were laid off or furloughed were offered severance packages, continuation of health and flight benefits and outplacement assistance.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

3A.  Restated Articles of Incorporation.  Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 31, 1995.

3B.  Articles of Amendment to the Company’s Articles of Incorporation. Incorporated by reference to exhibit 3A to the Company’s 10-Q for the quarter ended September 30, 1997.

3C.  Bylaws.  Incorporated by reference to Exhibit 3.2 to the Form S-4, Registration No. 333-22977.

4A.  Specimen certificate for shares of the Common Stock of the Company.  Incorporated by reference to Exhibit 4A to the Company's Form 10-K for the year ended March 31, 1989.

4B.  Common Stock Purchase Warrant dated October 25, 1996 issued to Northwest Airlines, Inc.  Incorporated by reference to Exhibit 4A to the Company’s 10-Q for the quarter ended September 30, 1996.

4C.  Common Stock Purchase Warrant dated October 17, 1997 issued to Northwest Airlines, Inc.  Incorporated by reference to Exhibit 4A to the Company’s 10-Q for the quarter ended September 30, 1997.

9A.  Shareholder's Agreement regarding election of representative of Northwest Aircraft Inc. to Board of Directors.  Incorporated by reference to Exhibit 9A to Mesaba's Registration Statement on Form S-1, Registration No. 33-820.

10A. FAA Air Carrier Operating Certificate.  Incorporated by reference Exhibit 10A to the Company's Form 10-K for the year ended March 31, 1989.

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

10G. Regional Jet Services Agreement between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc., dated October 25, 1996 (certain provisions of this agreement are subject to an order granting confidential treatment pursuant to Rule 24b-2).  Incorporated by reference to Exhibit 10A to the Company’s Form 10-Q for the quarter ended September 30, 1996.

10H. Foreign Air Carrier Operating Certificates issued May 6, 1991 by the Canadian Department of Transport.  Incorporated by reference to Exhibit 10H to the Company's Form 10-K for the year ended March     31, 1991.

10I. Facility Lease and Operating Agreement dated April 18, 1988, between the Metropolitan Airport Commission and Mesaba Aviation, Inc.  Incorporated by reference to Exhibit 10K to the Company's Form 10-K for the year ended March 31, 1989.  Incorporated by reference to Exhibit 10J to the Company’s Form 10-K for the year ended March 31, 1997.

10J. Ninth Amendment to Revolving Credit and Term Loan Agreement and Amendment to Revolving Note between Mesaba Aviation, Inc. and Norwest Bank Minnesota, National Association.  Incorporated by reference to Exhibit 10J to the Company’s Form 10-K for the year ended March 31, 1997.

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

10T. Preliminary Agreement between AirTran Corporation, Mesaba Aviation, Inc. and Northwest Airlines, Inc. dated March 8, 1995.  Incorporated by reference to Exhibit 10 of the Company's Form 8-Kas filed March 8, 1995.

10U. Term Sheet Proposal for the Acquisition of Saab 340 Aircraft by Mesaba Aviation, Inc. dated March 7, 1996 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2).  Incorporated by reference to Exhibit 10U to the Company’s Form 10-K/A for the year ended March 31, 1996.

10V. Letter Agreement regarding Saab 340B Plus Acquisition Financing dated March 7, 1996 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10V to the Company’s Form 10-K/A for the year ended March 31, 1996.

10W. Letter Agreement of April 26, 1996 relating to Airline Services Agreement between Mesaba Aviation, Inc. and Northwest Airlines,  Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2).  Incorporated by reference to Exhibit 10W to the Company’s Form 10-K/A for the year ended March 31, 1996.

10X. Letter Agreement of October 25, 1996 relating to Regional Jet Services Agreement between Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company’s Form 10-Q/A for the quarter ended September 30, 1996.

10Y. Amendment No. 1 to Regional Jet Services Agreement dated April 1, 1998 between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company’s Form 10-Q for the quarter ended June 30, 1998.

10Z. Amendment No. 2 to Regional Jet Services Agreement dated June 2, 1998 between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10B to the Company’s Form 10-Q for the quarter ended June 30, 1998.

10AA.Lease Agreement, dated as of July 1, 1999, between Kenton County Airport Board and Mesaba Aviation, Inc.  Incorporated by reference to Exhibit 10AA to the Company’s Form 10-K for the year ended March 31, 2000.

10BB.Ground Lease, dated as of September 1, 1999, between Kenton County Airport Board and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10BB to the Company’s Form 10-K for the year ended March 31, 2000.

21.  Subsidiaries.  Incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended March 31, 1997.

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABA HOLDINGS, INC.

Date:	November 13, 2001	BY:	/s/ Robert E. Weil
Robert E. Weil
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)