Form 10-Q
period 2001-12-31
MESABA HOLDINGS INC
filed 2002-02-14
CIK 835768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2001

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

                                                                Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 1, 2002
Common Stock
Par value $.01 per share	20,288,141

PART I. FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in the Quarterly Report on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company’s behalf, that are not historical fact may constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward looking statements involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements.  The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize.  Factors which could cause the Company’s actual results to differ from forward-looking statements include material changes in the relationship between the Company and Northwest Airlines; reductions or interruptions in Northwest Airlines’ air service; reduced passenger and flight activity as a result of the terrorist events of September 11, 2001; expenses associated with restructuring the Company’s operations; a general slow-down in the United States economy; increased operating costs due to the events of September 11, 2001; the impact of United States government programs on the Company’s operations; changes in regulations affecting the Company, including DOT and FAA regulations or directives affecting airworthiness of aircraft; the acquisition and phase-in of new aircraft; seasonal factors; and labor relationships, including labor shortages, slow downs and/or work stoppages associated with the outcome of contract negotiations between the Company and the Association of Flight Attendants and the Air Line Pilots Association.

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MESABA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

ASSETS
	December 31,	March 31,
	2001	2001
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$28,980	$18,916
Short-term investments available for sale	49,144	78,049
Accounts receivable, net	57,197	35,771
Inventories	10,213	8,046
Prepaid expenses and deposits	5,015	5,583
Deferred tax assets	10,284	10,375
Total current assets	160,833	156,740

PROPERTY AND EQUIPMENT:
Facilities under capital lease	—	4,862
Rotables and other spare parts	75,494	69,480
Other property and equipment	29,456	23,681
Accumulated depreciation and amortization	(52,019)	(41,775)
Net property and equipment	52,931	56,248

OTHER ASSETS AND DEFERRED COSTS	9,042	10,746
TOTAL ASSETS	$222,806	$223,734

The accompanying notes to the interim consolidated financial statements are an integral part of these consolidated balance sheets.

MESABA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except share information)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	December 31,	March 31,
	2001	2001
	(Unaudited)
CURRENT LIABILITIES:
Current maturities of long-term obligations	$—	$229
Accounts payable	12,594	15,819
Accrued liabilities
Payroll	7,600	7,626
Maintenance	15,265	14,246
Other	5,961	8,646
Total current liabilities	41,420	46,566

LONG-TERM OBLIGATIONS, net of current maturities	—	2,172

DEFERRED CREDITS AND OTHER LIABILITIES	9,002	10,315

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 60,000,000 shares authorized,20,288,141 shares issued and outstanding	203	203
Paid-in capital	49,607	49,606
Warrants	16,500	16,500
Other comprehensive income	69	—
Retained earnings	106,005	98,372
Total shareholders’ equity	172,384	164,681
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$222,806	$223,734

The accompanying notes to the interim  consolidated financial statements are an integral part of these consolidated balance sheets.

MESABA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share information)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
OPERATING REVENUES:
Passenger	$86,752	$103,044	$304,687	$321,605
Other	3,928	2,577	10,054	6,912
Total operating revenues	90,680	105,621	314,741	328,517

OPERATING EXPENSES:
Wages and benefits	30,021	28,627	93,495	83,254
Aircraft fuel costs	5,081	6,434	18,070	19,633
Aircraft maintenance costs	16,443	19,482	55,394	57,773
Aircraft rents	25,566	25,289	76,752	75,196
Landing fees	2,047	1,106	5,340	4,586
Insurance and taxes	3,771	1,603	6,939	4,689
Depreciation and amortization	4,997	4,513	14,924	12,907
Administrative and other costs	12,016	16,456	43,362	43,232
Total operating expenses	99,942	103,510	314,276	301,270

Operating income (loss)	(9,262)	2,111	465	27,247

NONOPERATING INCOME (EXPENSE):
Interest expense	—	(90)	(53)	(279)
Other, net	8,128	1,882	15,488	5,148
Other income, net	8,128	1,792	15,435	4,869

Income (loss) before provision for income taxes	(1,134)	3,903	15,900	32,116

PROVISION FOR INCOME TAXES	164	1,623	8,267	13,318
NET INCOME (LOSS)	$(1,298)	$2,280	$7,633	$18,798

NET INCOME (LOSS) PER SHARE:
Earnings (loss) per share — Basic	$(0.06)	$0.11	$0.38	$0.93
Earnings (loss) per share — Diluted	$(0.06)	$0.11	$0.37	$0.90

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,288	20,288	20,288	20,276
Diluted	20,288	21,134	20,480	20,927

The accompanying notes to the interim consolidated financial statements are an integral part of these consolidated financial statements.

MESABA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,633	$18,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,924	12,907
Amortization of deferred credits	(1,611)	(3,081)
Changes in current operating items:
Accounts receivable, net	(21,426)	(3,632)
Inventories	(2,167)	(1,650)
Prepaid expenses and deposits	568	886
Accounts payable and other	(5,065)	(7,123)
Net cash provided by (used in) operating activities	(7,144)	17,105

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments available for sale	(55,626)	(163,929)
Sales of short-term investments available for sale	84,680	82,557
Purchases of property and equipment, net	(11,789)	(13,514)
Net cash provided by (used in) investing activities	17,265	(94,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	149
Repayment of long-term obligations	(57)	(318)
Net cash used in financing activities	(57)	(169)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,064	(77,950)
CASH AND CASH EQUIVALENTS:
Beginning of period	18,916	100,172
End of period	$28,980	$22,222
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$57	$279
Income taxes	$9,813	$16,549

The accompanying notes to the interim consolidated financial statements are an integral part of these consolidated financial statements.

MESABA HOLDINGS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The consolidated financial statements included herein have been prepared by Mesaba Holdings, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements.  The Company’s business is seasonal and, accordingly, interim results are not indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended March 31, 2001, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

1. Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary, Mesaba Aviation, Inc. (“Mesaba”).   All significant intercompany balances have been eliminated in consolidation.

2. Agreements with Northwest

The Company operates as a regional air carrier providing scheduled turbo-prop passenger and air freight service as Mesaba Airlines/Northwest Airlink under an Airline Services Agreement (the “Airlink Agreement”) with Northwest Airlines, Inc. (“Northwest”) to 76 cities in the Upper Midwest and Canada from Northwest’s hub airports, Minneapolis/St. Paul and Detroit.   The Airlink Agreement provides for exclusive turbo-prop rights to designated service areas and extends through June 30, 2007. Either Northwest or Mesaba has the right to terminate the Airlink Agreement without cause upon 365 days notice.

Mesaba also operates 36 Avro RJ85 (“RJ85”) regional jets for Northwest under a separate Regional Jet Services Agreement (the “Jet Agreement”), which extends through May 1, 2007. Northwest has the right to terminate the Jet Agreement without cause upon 180 days written notice, such notice not to be given before May 1, 2003.  As of December 31, 2001, Mesaba currently serves 43 cities with its fleet of RJ85 aircraft.  The aircraft are subleased from Northwest and are operated as Northwest Jet Airlink from the Minneapolis/St. Paul, Detroit and Memphis hubs.

Under the agreements, all flights that Mesaba currently operates are designated as Northwest flights using Northwest’s designator code in all computer reservations systems, including the Official Airline Guide, with an asterisk and a footnote indicating that Mesaba is the carrier providing the service.  In addition, flight schedules of Mesaba and Northwest are closely coordinated to facilitate interline connections, and Mesaba’s passenger gate facilities at the Minneapolis/St. Paul International Airport, Detroit Metropolitan Airport and Memphis International Airport are integrated with Northwest’s facilities in the main terminal buildings, rather than at the more remote commuter air terminals.  The agreement with Northwest also permits Mesaba to offer its passengers fares between the cities served by Mesaba and all of the destinations served by Northwest as well as participation in Northwest’s frequent flyer program.  Mesaba’s jet aircraft are painted in the colors of Northwest Airlines and the turbo-prop aircraft are painted in a distinctive “Northwest Airlink” configuration, with a Northwest Airlines logo in addition to Mesaba’s name.

Mesaba, through the agreements, receives ticketing and certain check–in, baggage, freight and aircraft handling services from Northwest at certain airports.  In addition, Mesaba receives its computerized reservations services from Northwest.  Northwest also performs all marketing schedules, yield management and pricing services for Mesaba’s flights.

Mesaba believes that its competitive position is enhanced as a result of its marketing and other agreements with Northwest, particularly through the ability of Mesaba to offer its passengers coordinated flight schedules to the destinations served by Northwest.  Loss of Mesaba’s affiliation with Northwest or Northwest’s failure to materially perform under the Airlink or Jet Agreement for any reason would have a material adverse effect on the Company’s operations and financial position.

3.   Restructuring Charge

During the second fiscal quarter of 2002, the Company initiated a reduction in personnel as a result of the impact of the terrorist attacks of September 11, 2001. The Company recorded within “administrative and other costs” in the accompanying consolidated statements of operations a one-time pre-tax charge of approximately $1.1 million during the second fiscal quarter of 2002 to cover the expected severance and related costs.  In the third fiscal quarter of 2002, the charge was adjusted down by $300,000.  The reduction in personnel was completed by September 30, 2001 and affected 382 individuals in all areas of the Company.  During the third fiscal quarter of 2002, the Company paid and charged against the liability $400,000.

4.               Nonoperating Gain

On Sept. 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (“Stabilization Act”). The Stabilization Act provides for direct cash grants to U.S. airlines to compensate for “direct and incremental losses” (as defined in the Act and Department of Transportation instructions) incurred from September 11, 2001, through December 31, 2001, and resulting from the attacks.  The Company has recognized approximately $12.5 million as “other nonoperating income” in the accompanying consolidated statements of operations in accordance with Department of Transportation and Financial Accounting Standards Board (“FASB”) guidance.  The Company has received approximately $10.6 million in cash and has recorded the additional $1.9 million within “accounts receivable, net” in the accompanying consolidated balance sheets as of December 31, 2001.  The Company may receive and recognize up to an additional $600,000 depending on the final outcome of the participation in the Stabilization Act by other airlines.

5.   Earnings Per Share

Basic earnings per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period.  For periods in which the Company has reported net income, diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued.  For the period in which the Company has reported a net loss, the impact of potentially dilutive common shares is not considered because the impact would be anti-dilutive.  Options and warrants totaling 6,333, 6,142, 4,374 and 4,569 were excluded from the computation of diluted earnings per share for the three and nine months ended December 31, 2001 and 2000, respectively.  The following table reconciles the number of shares utilized in the earnings per share calculations (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2001	2000	2001	2000

Net Income (Loss)	$(1,298)	$2,280	$7,633	$18,798
For Earnings Per Common Share — Basic:
Weighted average number of issued shares outstanding	20,288	20,288	20,288	20,276
Effect of Dilutive Securities:
Computed shares outstanding under the Company’s stock option plan utilizing the treasury stock method	—	185	192	139
Computed shares outstanding under warrants issued utilizing the treasury stock method	—	661	—	512
For Earnings Per Common Share — Diluted:
Weighted average common shares and common share equivalents outstanding	20,288	21,134	20,480	20,927
Earnings (Loss) Per Share — Basic	$(0.06)	$0.11	$0.38	$0.93
Earnings (Loss) Per Share — Diluted	$(0.06)	$0.11	$0.37	$0.90

6.               Comprehensive Income (Loss)

The following table presents the calculation of comprehensive income or loss.  Comprehensive income or loss has no impact on reported net income or loss.  The components of comprehensive income or loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2001	2000	2001	2000

Net Income (Loss)	$(1,298)	$2,280	$7,633	$18,798
Unrealized gains (losses) of available for sale investments, net of tax	(79)	—	69	—
Comprehensive income (loss)	$(1,377)	$2,280	$7,702	$18,798

7.               Lease Reclassification

During June 2001, Mesaba entered into an agreement with the Metropolitan Airports Commission (the “MAC”) to terminate the Minneapolis/St. Paul maintenance hangar and general office leases on January 1, 2003, to accommodate planned runway construction.  In October 2001, Mesaba received a notice from the MAC informing the Company that the lease termination date had been delayed to June 1, 2003.  Mesaba will receive an early lease termination fee of approximately $2.0 million at that time.  Due to the lease termination agreement, the lease was reclassified from capital to an operating lease in the first quarter of fiscal 2002.

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

4.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

Overview.  After September 11, 2001 and the mandated Federal Aviation Administration shutdown of the airline industry, the Company’s flight activity was immediately reduced to approximately 80% of pre-September 11 operations.  During the third fiscal quarter of 2002, the Company’s jet flight activity has returned to 90% of pre-September 11 operations while the Company’s turbo prop fleet has remained at the 80% level.  In addition, the Company reduced the rates it charged Northwest Airlines by 10% for service from October 1 through December 31, 2001.  The Company has mitigated the overall revenue decline during the nine months ended December 31, 2001 by consistently achieving high levels of operating performance.  As a result and due to the seasonal nature of the Company’s operations, the Company experienced an overall 14.1% reduction in operating revenues for the third fiscal quarter 2002.  For the fourth fiscal quarter of 2002, the Company expects operating revenues to increase over the third fiscal quarter due to the termination of the temporary rate reduction with Northwest Airlines, an expected increase in jet flight activity and the continuance of strong operating performance.

Certain expenses of the Company vary directly with the level of flight activity, such as fuel and certain costs of maintenance contracts.  Other expenses are relatively fixed in nature and are incurred by the Company regardless of the level of flight activity, such as aircraft rentals and depreciation and amortization.  The remaining expenses, such as wages and benefits and administrative and other costs, are variable in nature.  Since September 11, 2001, management has initiated various cost reduction programs to reduce the Company’s variable expenses to be more in line with the reduced operating revenues. Such programs included the completion of the personnel reductions, vendor negotiations and the elimination of certain discretionary expenditures.  However, certain expenses have increased substantially post September 11.  Those costs include insurance, security and airport landing fees.

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (“Stabilization Act”). The Stabilization Act provides for direct cash grants to U.S. airlines to compensate for “direct and incremental losses” (as defined in the Act and Department of Transportation instructions) incurred from September 11, 2001, through December 31, 2001, and resulting from the attacks. The Company has recognized approximately $12.5 million as “other nonoperating income” in the accompanying consolidated statements of operations in accordance with Department of Transportation and Financial Accounting Standards Board (“FASB”) guidance.  The Company has received approximately $10.6 million in cash and has recorded the additional $1.9 million within “accounts receivable, net” in the accompanying consolidated balance sheets as of December 31, 2001.  The Company may receive and recognize up to an additional $600,000 depending on the final outcome of the participation in the Stabilization Act by other airlines.

As a result of the above, management expects the Company to achieve near break-even results in the fourth fiscal quarter of 2002.

Results of Operations for the Three Months Ended December 31, 2001 and 2000

(As used herein, “unit cost” means operating cost per available seat mile.  Dollars and shares outstanding are expressed in thousands.)

Earnings Summary. The Company reported a net loss of $1,298 or $0.06 loss per share for the three months ended December 31, 2001, compared to $2,280 or $0.11 diluted earnings per share for the same period ended December 31, 2000.

Operating Revenues.  Total operating revenues decreased 14.1% in the third quarter of fiscal 2002 to $90,680 from $105,621 in the year earlier quarter, and revenue passenger miles decreased 15.9% to 348,507 from 414,465.  Passenger revenue per available seat mile (“RASM”) decreased to $0.137 from $0.143 in the previous year’s third fiscal quarter.  Mesaba’s average passenger load factor (percentage of seats filled on each aircraft on average = RPMs / ASMs ) was 55.1% in the third fiscal quarter compared to 57.5% during the same period a year ago.  The overall decrease in operating revenues was due to the reduction in flight activity after September 11, 2001 and the 10% reduction in the rates charged to Northwest Airlines for service provided between October 1 and December 31, 2001.  The overall decrease was offset by the Company’s strong operating performance in third quarter of fiscal 2002 as compared to the same period a year ago.  Other revenue increased 52.4% due to increased regional jet ground handling activities.

	Three months ended December 31,
Operating statistics	2001	2000
Revenue passengers carried	1,242,200	1,511,746
Revenue passenger miles (000)	348,507	414,465
Available seat miles (000)	632,361	720,247
Passenger load factor	55.1%	57.5%
Passenger revenue per available seat mile	$0.137	$0.143
Departures	53,587	66,175
Aircraft in service	109	109

Operating Expenses.  Total operating expenses decreased 3.4% to $99,942 from $103,510 in the prior year’s third fiscal quarter.  Mesaba’s unit cost increased 9.7% to $0.158 from $0.144.  Available seat miles decreased to 632,361 in the third quarter of fiscal 2002 from 720,247 in the year earlier quarter. The decrease in ASMs primarily resulted from the overall reduction in flight activity.  The significant change in unit cost year over year was due to the relationship of fixed operating costs to reduced flight activity, and increases in landing fees, insurance and security.

Operating Costs Per	Three months ended December 31,
Available Seat Mile (Unit Cost)	2001		2000
Wages and benefits	4.8	¢	4.0	¢
Aircraft fuel costs	0.8		0.9
Aircraft maintenance costs	2.6		2.7
Aircraft rents	4.0		3.5
Landing fees	0.3		0.2
Insurance and taxes	0.6		0.2
Depreciation and amortization	0.8		0.6
Administrative and other costs	1.9		2.3
Total	15.8	¢	14.4	¢

Wages and benefits increased 4.9% to $30,021 in the third quarter of fiscal 2002 from $28,627 in the third quarter of fiscal 2001. The majority of the increase is a result of increased health care and workers’ compensation costs.

Fuel costs decreased 21.0% to $5,081 in this year’s third fiscal quarter compared to $6,434 in last year’s third fiscal quarter. The change is primarily attributable to the combined impact of reduced flight activity and a decrease in fuel consumption by the turbo-prop aircraft when compared to one year ago.  Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices. Mesaba’s actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon both in the third fiscal quarter and a year ago.  Northwest provides fuel for the jet operation at its expense.

Aircraft maintenance costs, excluding wages and benefits, decreased 15.6% to $16,443 in the third fiscal quarter of fiscal 2002 from $19,482 in the third quarter of fiscal 2001. This decrease was primarily due to reduced fleet utilization, lessening flight hour based maintenance costs.

Aircraft rents increased 1.1% to $25,566 in the third quarter of fiscal 2002 from $25,289 in the third quarter of fiscal 2001.

Landing fees increased 85.1% to $2,047 in the third quarter of fiscal 2002 compared to $1,106 for the third quarter of fiscal 2001.  The increase is primarily attributable to higher landing fees charged by airports. Northwest provides landing fees for the jet operation at its expense.

Insurance and taxes increased 135.2% to $3,771 in the third quarter of fiscal 2002 from $1,603 for the third quarter of fiscal 2001.  The increase is primarily attributable to increased rates and surcharges imposed after September 11.

Depreciation and amortization increased 10.7% to $4,997 in the third quarter of fiscal 2002 compared to $4,513 in the third quarter of fiscal 2001.  The higher level of depreciation and amortization resulted from the acquisition of spare parts to support the aircraft. In addition, the Company paid contract rights fees in the form of stock purchase warrants issued to Northwest in connection with amendments to the Jet Agreement, which increased the number of aircraft to be flown by Mesaba from 12 to 36. These fees are being amortized on a straight-line basis over the remaining term of the Jet Agreement.

Administrative and other costs decreased 27.0% to $12,016 in the third quarter of fiscal 2002 compared to $16,456 in the third quarter of fiscal 2001. The decrease is primarily due to reduced pilot training costs, Northwest merger expenses incurred in the prior year’s quarter, and a reduction in flight crew out-of-pocket expenses incurred as a result of the reduction in flight activity.

Operating Income (Loss).  Operating loss totaled $9,262 in the third fiscal quarter of 2002, as compared to operating income of $2,111 a year ago.  Mesaba’s operating margin decreased to a deficit of 10.2% from a profit of 2.0% in the prior year’s third quarter.

Nonoperating Income.  Nonoperating income increased to $8,128 in the third fiscal quarter from $1,792 in the prior year’s third fiscal quarter as a result of Mesaba’s recognition of $7.2 million in federal grant proceeds which was offset by lower interest income due to lower interest rates and lower average levels of cash and cash equivalents and short-term investments on hand as a result of the extended payment terms granted Northwest for the three months ended December 31, 2001.

Provision for Income Taxes.  The Company’s effective tax rate was adjusted in the third fiscal quarter of 2002 to appropriately reflect the revision in forecasted operating results for the remainder of fiscal year 2002.

Results of Operations for the Nine Months Ended December 31, 2001 and 2000

Earnings Summary. The Company reported net income of $7,633 or $0.37 diluted earnings per share for the nine months ended December 31, 2001, compared to $18,798 or $0.90 diluted earnings per share for the same period ended December 31, 2000.

Operating Revenues.  Total operating revenues decreased 4.2% in the first nine months of fiscal 2002 to $314,741 from $328,517 in the year earlier period, and revenue passenger miles decreased 7.1% to 1,236,714 from 1,330,535.  RASM increased to $0.146 from $0.145 in the same period a year ago.  Mesaba’s average passenger load factor was 59.3% for the first nine months of fiscal year 2002 compared to 60.1% during the same period a year ago. The decrease in revenue passenger miles is directly attributable to the impact of the events of September 11.   Other revenue increased 45.5% due to increased ground-handling activities.

	Nine months ended December 31,
Operating statistics	2001	2000
Revenue passengers carried	4,497,500	4,760,792
Revenue passenger miles (000)	1,236,714	1,330,535
Available seat miles (000)	2,086,053	2,213,148
Passenger load factor	59.3%	60.1%
Passenger revenue per available seat mile	$0.146	$0.145
Departures	186,131	203,461
Aircraft in service	109	109

Operating Expenses.  Total operating expenses increased 4.3% to $314,276 from $301,270 in the prior year’s first nine months.  Mesaba’s unit cost increased 11.8% to $0.151 from $0.136.  Available seat miles decreased to 2,086,053 in the first nine months of fiscal 2002 from 2,213,148 in the year earlier period. The significant change in unit cost year over year was due to the relationship of fixed operating costs to reduced flight activity, the impact of Mesaba’s restructuring initiatives, and increases in landing fees, insurance and security.

Operating Costs Per	Nine months ended December 31,
Available Seat Mile (Unit Cost)	2001		2000
Wages and benefits	4.5	¢	3.8	¢
Aircraft fuel costs	0.9		0.9
Aircraft maintenance costs	2.6		2.6
Aircraft rents	3.7		3.4
Landing fees	0.3		0.2
Insurance and taxes	0.3		0.2
Depreciation and amortization	0.7		0.6
Administrative and other costs	2.1		1.9
Total	15.1	¢	13.6	¢

Wages and benefits increased 12.3% to $93,495 for the first nine months of fiscal 2002 from $83,254 for the first nine months of fiscal 2001. The majority of the increase is a result of reduced flight activity and additional ground handling activities.

Aircraft fuel costs decreased 8.0% to $18,070 for the first nine months of fiscal 2002 from $19,633 for the first nine months of fiscal 2001. The decrease is primarily attributable to the offsetting impact of reduced flight activity after September 11 and an increase in fuel consumption by the turbo-prop aircraft when compared to one year ago.  Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices. Mesaba’s actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon for the nine months ended December 31, 2001 and for the same period a year ago. Northwest provides fuel for the jet operation at its expense.

Aircraft maintenance costs, excluding wages and benefits, decreased 4.1% to $55,394 for the first nine months of fiscal 2002 from $57,773 for the first nine months of fiscal 2001. This decrease was primarily due to the offsetting impact of reduced fleet utilization, lessening flight hour based maintenance costs, and an increase in rotable repair costs due to the aging of the fleet.

Aircraft rents increased 2.1% to $76,752 for the first nine months of fiscal 2002 from $75,196 for the first nine months of fiscal 2001.  This increase is primarily attributable to the full impact of the three additional RJ85 aircraft that were delivered during the first quarter of fiscal 2001.

Landing fees increased 16.4% to $5,340 for the first nine months of fiscal 2002 from $4,586 for the first nine months of fiscal 2001. The increase is primarily attributable to higher landing fees charged by airports. Northwest provides landing fees for the jet operation at its expense.

Insurance and taxes increased 48.0% to $6,939 for the first nine months of fiscal 2002 from $4,689 for the first nine months of fiscal 2001. The increase is primarily attributable to increased rates and surcharges imposed after September 11.

Depreciation and amortization increased 15.6% to $14,924 for the first nine months of fiscal 2002 from $12,907 for the first nine months of fiscal 2001.  The higher level of depreciation and amortization resulted from the acquisition of spare parts to support the aircraft. The Company paid contract rights fees in the form of stock purchase warrants issued to Northwest in connection with amendments to the Jet Agreement, which increased the number of aircraft to be flown by Mesaba from 12 to 36. These fees are being amortized on a straight-line basis over the remaining term of the Jet Agreement.

Administrative and other costs decreased 0.3% to $43,362 for the first nine months of fiscal 2002 from $43,232 for the first nine months of fiscal 2001. The net change in period over period costs include the $1.1 million restructuring charge in the current nine-month period, Northwest merger expenses incurred in the prior nine-month period, and the overall decrease in pilot training and out-of-pocket expenses incurred in the current nine-month period.

Operating Income.  Operating income totaled $465 for the first nine months of fiscal 2002, as compared to  $27,247 a year ago.  Mesaba’s operating margin decreased to 0.1% from 8.3% in the prior year’s first nine months.

Nonoperating Income.  Nonoperating income increased to $15,435 for the first nine months of fiscal 2002 from $4,869 for the first nine months of fiscal 2001 as a result of Mesaba’s recognition of the $12.4 million federal grant which was offset by lower interest income due to lower interest rates and lower average levels of cash and cash equivalents and short-term investments on hand as a result of the extended payment terms granted Northwest for the three months ended December 31, 2001.

Provision for Income Taxes.  The Company’s blended effective tax rate was 52.0% for the first nine months of fiscal 2002 as compared to 41.5% for the first nine months of fiscal 2001. Mesaba adjusts its effective tax rate quarterly based on forecasted operating results for the fiscal year.

Liquidity and Capital Resources

The Company’s working capital increased to $119,413 with a current ratio of 3.9 at December 31, 2001 compared to $110,174 and 3.4 at March 31, 2001.  Cash and cash equivalents increased by $10,064 to $28,980 at December 31, 2001.

During September 2001, the Company initiated a reduction in personnel as a result of the impact of the terrorist attacks of September 11, 2001.  The Company recorded within “administrative and other costs” in the accompanying consolidated statements of operations during the nine months ended December 31, 2001 a one-time pre-tax charge of approximately $1.1 million to cover the expected severance and related costs.  The reduction in personnel was completed by September 30, 2001 and affected 382 individuals in all areas of Mesaba.  As of December 31, 2001, the Company has paid and charged against the liability $400,000 and has reduced the liability by an additional $300,000.  The remaining cost of the personnel reduction is expected to be funded through a combination of cash from operations and available cash.

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

During the three and nine months periods ended December 31, 2001, Mesaba’s fleet consisted of 109 aircraft covered under operating leases with remaining terms of three months to 15 years and aggregate monthly lease payments of approximately $8.9 million.  Operating leases have been Mesaba’s primary method of acquiring aircraft, and management expects to continue relying on this method to meet most of its future aircraft needs, including the addition over time of up to eleven Saab 340B aircraft that will be serving the Memphis hub beginning in the fourth quarter of fiscal 2002.  Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with original terms up to 17.5 years.  Mesaba leases its RJ85 aircraft from Northwest under operating leases with terms of up to 10 years.  Continued funding of the monthly minimum lease payments is ensured as long as the current operating contracts with Northwest are in effect.

During fiscal 2001, Mesaba committed to reconstruct its maintenance facility located at the Detroit Metropolitan Airport.  The new facility reopened on June 1, 2001 and is approximately 25% larger than the previous hangar, which experienced significant damage on May 9, 2000 due to severe weather.  Mesaba has paid $2.7 million as of December 31, 2001 for the additional space that will not be covered by insurance proceeds.  The Company maintains property and business interruption insurance coverage on its facilities.  The Company has prepared a claim to recover certain lost revenues and expenses under the business interruption policy related to the hangar damage.  No amounts have been recorded under this claim as of December 31, 2001.  Recovery amounts will be recorded upon resolution of the claim.

Approximately 80.1% of the Company’s accounts receivable balance as of December 31, 2001 are due from Northwest and has increased temporarily as a result of the extended payment terms granted Northwest for the three months ended December 31, 2001.  Management expects the balance of cash and cash equivalents and short-term investments will return to the levels that existed before the temporary agreement by March 31, 2002.  Loss of the Company’s affiliation with Northwest or Northwest’s failure to make timely payment of amounts owed to the Company or to otherwise materially perform under the Airlink or Jet Agreement for any reason would have a material adverse effect on the Company’s operations and financial results.

The Company has historically relied upon cash and cash equivalents and short-term investments and internally generated funds to support its working capital requirements.   Management believes that funds from operations will provide adequate resources for meeting non-aircraft capital needs in fiscal 2002.

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

                Part II.

Item 1.      Legal Proceedings

                The Company previously reported on five lawsuits in its Form 10-Q filings of August 14, 2001 and November 13, 2001.  As previously reported, the Company obtained orders dismissing without prejudice each of the lawsuits.

Item 4.  Submissions of Matters to a Vote of Security Holders

                None

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

3A.  Restated Articles of Incorporation.  Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 31, 1995.

3B.  Articles of Amendment to the Company’s Articles of Incorporation. Incorporated by reference to exhibit 3A to the Company’s 10-Q for the quarter ended September 30, 1997.

3C.  Bylaws.  Incorporated by reference to Exhibit 3.2 to the Form S-4, Registration No. 333-22977.

4A.  Specimen certificate for shares of the Common Stock of the Company.  Incorporated by reference to Exhibit 4A to the Company’s Form 10-K for the year ended March 31, 1989.

4B.  Common Stock Purchase Warrant dated October 25, 1996 issued to Northwest Airlines, Inc.  Incorporated by reference to Exhibit 4A to the Company’s 10-Q for the quarter ended September 30, 1996.

4C.  Common Stock Purchase Warrant dated October 17, 1997 issued to Northwest Airlines, Inc.  Incorporated by reference to Exhibit 4A to the Company’s 10-Q for the quarter ended September 30, 1997.

9A.  Shareholder’s Agreement regarding election of representative of Northwest Aircraft Inc. to Board of Directors.  Incorporated by reference to Exhibit 9A to Mesaba’s Registration Statement on Form S-1, Registration No. 33-820.

10A. FAA Air Carrier Operating Certificate.  Incorporated by reference Exhibit 10A to the Company’s Form 10-K for the year ended March 31, 1989.

10B. 1986 Stock Option Plan (as Amended).  Incorporated by reference to Exhibit 10D to the Company’s Form 10-K for the year ended March 31, 1990.

10C. 1991 Director Stock Option Plan.  Incorporated by reference to Exhibit 10(i) to the Company’s Registration Statement on Form S-8, Registration No. 33-62386.

10D. CAB Part 298 Registration.  Incorporated by reference to Exhibit 10G to Mesaba’s Form 10-K for the year ended March 31, 1987.

10E. Revolving Credit and Term Loan Agreement Dated as of November 7, 1988 between Norwest Bank Minnesota, N.A. and Mesaba Aviation, Inc.  Incorporated by reference to Exhibit 10F to the Company’s Form 10-K for the year ended March 31, 1989.

10F. Airline Services Agreement between Mesaba Aviation, Mesaba Holdings, Inc. and Northwest Airlines, Inc. dated July 1, 1997 (certain portions of this agreement are subject to an order granting confidential treatment pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company’s Form 10-Q for the quarter ended September 30, 1997.

10G. Regional Jet Services Agreement between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc., dated October 25, 1996 (certain provisions of this agreement are subject to an order granting confidential treatment pursuant to Rule 24b-2).  Incorporated by reference to Exhibit 10A to the Company’s Form 10-Q for the quarter ended September 30, 1996.

10H. Foreign Air Carrier Operating Certificates issued May 6, 1991 by the Canadian Department of Transport.  Incorporated by reference to Exhibit 10H to the Company’s Form 10-K for the year ended March 31, 1991.

10I. Facility Lease and Operating Agreement dated April 18, 1988, between the Metropolitan Airport Commission and Mesaba Aviation, Inc.  Incorporated by reference to Exhibit 10K to the Company’s Form 10-K for the year ended March 31, 1989.  Incorporated by reference to Exhibit 10J to the Company’s Form 10-K for the year ended March 31, 1997.

10J. Ninth Amendment to Revolving Credit and Term Loan Agreement and Amendment to Revolving Note between Mesaba Aviation, Inc. and Norwest Bank Minnesota, National Association.  Incorporated by reference to Exhibit 10J to the Company’s Form 10-K for the year ended March 31, 1997.

10K. Letter of Credit and Reimbursement Agreement dated as of August 1, 1990 between Mesaba Aviation, Inc. and Norwest Bank Minnesota, National Association.  Incorporated by reference to Exhibit 10A to the Company’s Form 10-Q for the quarter ended September 30, 1990.

10L. Special Facilities Lease dated as of August 1, 1990 between Charter County of Wayne, State of Michigan and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10B to the Company’s Form 10-Q for the quarter ended September 30, 1990.

10M. Ground Lease dated August 1, 1990 between Charter County of Wayne, State of Michigan and Mesaba Aviation, Inc.  Incorporated by reference to Exhibit 10C to the Company’s Form 10-Q for the quarter ended September 30, 1990.

10N. Combination Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement dated as of August 1, 1990 between Mesaba Aviation, Inc. and Norwest Bank Minnesota, National Association.  Incorporated by reference to Exhibit 10D to the Company’s Form 10-Q for the quarter ended September 30, 1990.

10O. Letter Agreement dated December 24, 1992 relating to the repurchase of shares of Common Stock from Northwest Aircraft, Inc.  Incorporated by reference to Exhibit 10EE to the Company’s Form 10-K for the year ended March 31, 1993.

10P. DOT Certificate of Public Convenience and Necessity dated October 26, 1992.  Incorporated by reference to Exhibit 10FF of the Company’s Form 10-K for the year ended March 31, 1993.

10Q. Stock Purchase Agreement between AirTran Corporation and Carl R. Pohlad dated as of October 18, 1993.  Incorporated by reference to Exhibit 10 of the Company’s Form 8-K dated October 19, 1993.

10R. 1994 Stock Option Plan (as amended July 1, 1997).  Incorporated by reference to Exhibit 10B to the Company’s Form 10-Q for the quarter ended September 30, 1997.

10S. Agreement between AirTran Corporation, Mesaba Aviation, Inc., Northwest Aircraft, Inc., and Northwest Airlines, Inc. dated May 18, 1995.  Incorporated by reference to Exhibit 10A of the Company’s Form 8-K as filed May 18, 1995.

10T. Preliminary Agreement between AirTran Corporation, Mesaba Aviation, Inc. and Northwest Airlines, Inc. dated March 8, 1995.  Incorporated by reference to Exhibit 10 of the Company’s Form 8-Kas filed March 8, 1995.

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

10CC.Letter Agreement, dated November 20, 2001, between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. relating to service expansion and rate reductions.  Incorporated by reference to the Company’s Form 8-K filed November 23, 2001.

21.  Subsidiaries.  Incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended March 31, 1997.

(b)          Reports on Form 8-K

On November 23, 2001, the Company filed a Form 8-K that disclosed an agreement with Northwest Airlines to expand Mesaba’s Saab operations in Memphis, Tennessee and to provide a temporary rate reduction to Northwest Airlines.

                No other Form 8-K reports were filed during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABA HOLDINGS, INC.

Date:	February 14, 2002	BY:	/s/Robert E. Weil
Robert E. Weil
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)