Form 10-K
period 2002-03-31
MESABA HOLDINGS INC
filed 2002-06-05
CIK 835768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-17895

MESABA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1616499
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7501 26th Avenue South
Minneapolis, Minnesota 55450
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (612) 726-5151

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant as of May 15, 2002 was approximately $143,913,820.

As of May 15, 2002, there were 20,298,141 shares of Common Stock of the registrant issued and outstanding.

Documents Incorporated By Reference

Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

Document Incorporated	Part of Form 10-K

Proxy Statement for 2002 Annual Meeting of Shareholders	Part III

CAUTIONARY STATEMENT UNDER THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this Annual Report on Form 10-K under the caption “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company’s behalf, that are not historical fact may constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward looking statements involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements.  The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize.  Factors which could cause the Company’s actual results to differ from forward-looking statements include material changes in the relationship between the Company and Northwest Airlines; reductions or interruptions in Northwest Airlines’ air service; reduced passenger and flight activity as a result of the terrorist events of September 11, 2001; expenses associated with restructuring the Company’s operations; a general slow-down in the United States economy; increased operating costs due to the events of September 11, 2001; the impact of United States government programs on the Company’s operations; changes in regulations affecting the Company, including DOT and FAA regulations or directives affecting airworthiness of aircraft; the acquisition and phase-in of aircraft; seasonal factors; and labor relationships, including labor shortages, slow downs and/or work stoppages associated with the outcome of contract negotiations between the Company and the Air Line Pilots Association.

PART I

Item 1.             BUSINESS

Mesaba Holdings, Inc. (“Holdings” or the “Company”) is the holding company for Mesaba Aviation, Inc. (“Mesaba”).  Mesaba is a regional airline currently providing scheduled passenger service under the name “Mesaba Airlines/Northwest Airlink” or “Mesaba Airlines/Northwest Jet Airlink”.  As of May 1, 2002, Mesaba is flying to 102 cities and metropolitan areas in 26 states and four provinces in Canada. All flights currently operated by Mesaba are designated as Northwest Airlines flights under agreements with Northwest Airlines, Inc. (“Northwest”).  Mesaba’s flight schedules are coordinated with those of Northwest to facilitate interline connections at the Minneapolis/St. Paul International Airport, Detroit Metropolitan Airport and the Memphis International Airport.

Agreements with Northwest

Mesaba operates as a regional air carrier providing scheduled jet-prop passenger and airfreight service as Mesaba Airlines/Northwest Airlink under an Airline Services Agreement (the “Airlink Agreement”).  As of May 1, 2002, Mesaba serves 82 cities in the United States and Canada from Northwest’s hub airports in Minneapolis/St. Paul, Detroit and Memphis.  The Airlink Agreement provides for exclusive jet-prop rights to designated service areas and extends through June 30, 2007. Either Northwest or Mesaba has the right to terminate the Airlink Agreement without cause upon 365 days notice.

Mesaba also operates regional jet aircraft under a separate Regional Jet Services Agreement (the “Jet Agreement”), under which Mesaba operates Avro RJ85 (“RJ85”) regional jets for Northwest.  As of May 1, 2002, Mesaba served 40 cities under the Jet Agreement.  The aircraft are subleased from Northwest and are operated as Northwest Jet Airlink from the Minneapolis/St. Paul, Detroit and Memphis hubs. Northwest has the right to terminate the Jet Agreement on April 25, 2004 with at least 180 days or up to 365 days prior notice.

Under the agreements, all flights that Mesaba currently operates are designated as Northwest flights using Northwest’s designator code in all computer reservations systems, including the Official Airline Guide, with an asterisk and a footnote indicating that Mesaba is the carrier providing the service.  In addition, flight schedules of Mesaba and Northwest are closely coordinated to facilitate interline connections, and Mesaba’s passenger gate facilities at the Minneapolis/St. Paul International Airport, Detroit Metropolitan Airport and Memphis International Airport are integrated with Northwest’s facilities in the main terminal buildings, rather than at the more remote commuter air terminals.  The agreements with Northwest also permit Mesaba to offer its passengers fares between the cities served by Mesaba and all of the destinations served by Northwest as well as participation in Northwest’s frequent flyer program. Mesaba’s jet aircraft are painted in the colors of Northwest Airlines and the jet-prop aircraft are painted in a distinctive “Northwest Airlink” configuration, with a Northwest Airlines logo in addition to Mesaba’s name.

Mesaba, through the agreements, receives ticketing and certain check–in, baggage, freight and aircraft handling services from Northwest at certain airports.  In addition, Mesaba receives its computerized reservations services from Northwest.  Northwest also performs all marketing, schedules, yield management and pricing services for Mesaba’s flights.

Mesaba believes that its competitive position is enhanced as a result of its marketing and other agreements with Northwest, particularly through the ability of Mesaba to offer its passengers coordinated flight schedules to the destinations served by Northwest.  The Airlink Agreement and the Jet Agreement can each be terminated immediately by a party in the event of an uncured breach by, or the insolvency of, the other party.  Northwest can also terminate either agreement immediately if Mesaba violates certain covenants, including failure to make aircraft lease payments or maintain insurance coverage.  Loss of Mesaba’s affiliation with Northwest or Northwest’s failure to materially perform under the Airlink Agreement or Jet Agreement would have a material adverse effect on the Company’s operations and financial position.

Route System

The following sets forth certain information with respect to Mesaba’s scheduled route system for May 2002.

Cities served from Minneapolis/St. Paul: Aberdeen, SD, Appleton, WI, Bemidji, MN, Bismarck, ND, Bloomington, IL, Brainerd, MN, Cedar Rapids, IA, Champaign, IL, Cincinnati, OH, Columbus, OH, Des Moines, IA, Dubuque, IA, Duluth, MN, Eau Claire, WI, Flint, MI, Fort Dodge, IA, Grand Forks, ND, Grand Rapids, MI, Grand Rapids, MN, Green Bay, WI, Houghton/Hancock, MI, Hibbing, MN, International Falls, MN, Kalamazoo, MI, LaCrosse, WI, Lincoln, NE, Madison, WI, Marquette, MI, Mason City, IA, Moline, IL, Oklahoma City, OK, Omaha, NE, Peoria, IL, Pierre, SD, Pittsburgh, PA, Regina, Saskatchewan, Rhinelander, WI, Rochester, MN, Rockford, IL, Saginaw, MI, St. Cloud, MN, St. Louis, MO, Sioux City, IA, Sioux Falls, SD, Thief River Falls, MN, Thunder Bay, Ontario, Traverse City, MI, Waterloo, IA, Watertown, SD, Wausau, WI, White Plains, NY, Winnipeg, Manitoba.

Cities served from Detroit: Akron/Canton, OH, Allentown, PA, Alpena, MI, Appleton, WI, Binghamton, NY, Birmingham, AL, Bloomington, IL, Buffalo, NY, Champaign, IL, Charleston, WV, Charlotte, NC, Cincinnati, OH, Cleveland, OH, Columbus, OH, Dayton, OH, Des Moines, IA, Dubuque, IA, Elmira, NY, Erie, PA, Evansville, IN, Flint, MI, Fort Wayne, IN, Harrisburg, PA, Houghton/Hancock, MI, Kalamazoo, MI, Knoxville, TN, Lafayette, IN, Lansing, MI, Lexington, KY, London, Ontario, Louisville, KY, Marquette, MI, Moline, IL, Montreal, Quebec, Muskegon, MI, Ottawa, Ontario, Pellston, MI, Peoria, IL, Pittsburgh, PA, Roanoke, VA, Rochester, NY, Saginaw, MI, Sault Ste. Marie, MI, South Bend, IN, State College, PA, Toledo, OH, Traverse City, MI, Wausau, WI, White Plains, NY,  Youngstown, OH.

Cities served from Memphis: Alexandria, LA, Baton Rouge, LA, Biloxi/Gulfport, MS, Birmingham, AL, Charlotte, NC, Cincinnati, OH, Cleveland, OH, Columbus, OH, Columbus, MS, Des Moines, IA, Evansville, IN, Fayetteville, AR, Fortsmith, AR, Huntsville, AL, Jackson, MS, Joplin, MO, Knoxville, TN, Lafayette, LA, Lexington, KY, Moline, IL, Louisville, KY, Nashville, TN, Panama City, FL, St. Louis, MO, Tallahassee, FL, Tri-cities, TN.

Other cities that Mesaba flies to on a seasonal basis are Aspen, CO, Ely, MN, Fargo, ND, and Portland, ME.

From time to time, Mesaba reviews the feasibility of expanding the frequency of its service to airports currently being served, as well as initiating passenger service to additional cities generally within its service area.  Mesaba works closely with Northwest to coordinate flight schedules and to facilitate connections between Mesaba and Northwest.  See “Business — Agreements with Northwest.”

Aircraft

The following table sets forth certain information as to Mesaba’s passenger aircraft fleet as of May 20, 2002:

Type of Aircraft	Number of Aircraft	Seating Capacity	Approximate Single Flight Range (miles)	Approximate Average Cruising Speed (M.P.H.)
Avro RJ85	36	69	1,400	410
Saab 340	80	30/33/34	500	300

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

Under the agreements with Northwest, the Company has the ability to enter into arrangements with other air carriers for service to cities not served by Northwest, so long as the Company does not use the “NW” designator code, Avro RJ85 or Saab 340 aircraft with respect to such service.  The Company would need to acquire additional aircraft if it entered into an arrangement for service to carriers other than Northwest.

All of Mesaba’s aircraft comply fully with all current Federal Aviation Regulations issued by the Federal Aviation Administration (“FAA”).

As of May 2002, Mesaba’s existing fleet of Avro RJ85 and Saab 340 aircraft had remaining lease terms of four months to 14 years.  The current aggregate monthly lease payments for all aircraft is approximately $9.2 million.

Competition

The airline industry is highly competitive as a result of the Airline Deregulation Act of 1978 (the “Deregulation Act”).  In general, the Deregulation Act increased competition by eliminating restrictions on fares and route selection.  The Deregulation Act also contributed to the withdrawal of national and major carriers from short–haul markets by allowing them to more easily obtain additional long–haul routes, which can be more efficiently and profitably served by larger jet aircraft.  Elimination of barriers to entry into new markets, however, also creates greater potential for competing service by other carriers operating small, fuel–efficient aircraft on short–haul routes serving small and medium–sized cities.  Mesaba currently competes directly with other regional airlines on some routes it serves.  Mesaba also faces competition from regional carriers offering service to alternative hubs for connecting flights.  No assurance can be given that other carriers, including major carriers, will not institute competing service on routes served by Mesaba.

Competitive factors in the airline industry generally include fares, frequency and dependability of service, convenience of flight schedules, type of aircraft flown, airports served, relationships with travel agents, and efficiency and reliability of reservations systems and ticketing services.  The compatibility of flight schedules with those of other airlines and the ability to offer through fares and convenient inter–airline flight connections are also important competitive factors.  The Company believes that Mesaba is competitive with respect to each of such factors because of its established reputation, cost structure, aircraft fleet which is properly suited for the small and medium–sized cities served, and especially its relationship with Northwest.

Fuel

The cost of aviation fuel accounted for 5.4% of total operating costs for the year ended March 31, 2002, 6.3% the year ended March 31, 2001, and 7.5% for the year ended March 31, 2000.

The Company has arrangements with Northwest and ten major fuel suppliers for substantial portions of its fuel requirements.  The Company believes that such arrangements assure an adequate supply of fuel for current and anticipated future operations.  Both the cost and availability of fuel, however, are subject to factors beyond the control of the Company.  Certain provisions of the Airlink Agreement protect Mesaba from fluctuations in aviation fuel prices while the Jet Agreement requires Northwest to provide jet fuel to Mesaba at its expense.

Fares

Mesaba derives its passenger revenues by selling its capacity to Northwest at predetermined rates.  Passenger fares vary primarily in relation to the length of the flight and other factors and are established by Northwest.  Under the agreements with Northwest, the Company has the ability to enter into arrangements with other air carriers for service to cities not served by Northwest, so long as the Company does not use the “NW” designator code, Avro RJ85 or Saab 340 aircraft with respect to such service.  The Company would need to acquire additional aircraft if it entered into an arrangement for service to carriers other than Northwest.

Regulation

Pursuant to the Federal Aviation Act of 1958, as amended (the “Aviation Act”), the Federal Department of Transportation (“DOT”), principally through the FAA, has certain regulatory authority over the operations of all air carriers.  The jurisdiction of the FAA extends primarily to the safety and operational provisions of the Aviation Act, while the responsibility of the DOT involves principally the regulation of certain economic aspects of airline operations.

FAA Regulation.  Mesaba holds an “Air Carrier Certificate” from the FAA, under Part 119 of the Federal Aviation Regulation, permitting it to conduct flight operations in compliance with Part 121 of the Federal Aviation Regulations.  The Part 121 regulations are the same regulatory requirements applied to major airlines. The FAA regulations to which Mesaba is subject are extensive and include, among other items, regulation of aircraft maintenance and operations, equipment, ground facilities, dispatch, communications, training, weather observation, flight personnel and other matters affecting air safety.  To ensure compliance with its regulations, the FAA requires airlines to obtain operating, airworthiness and other certificates that are subject to suspension or revocation for cause.  Mesaba holds all certificates necessary for its operations.

DOT Regulation.  Mesaba holds a Certificate of Public Convenience and Necessity under Section 401 of the Aviation Act.  As a certificated carrier, Mesaba is required to file certain additional quarterly reports with the DOT, including a report of aircraft operating expenses and related statistics.  The Certificate of Public Convenience and Necessity is a prerequisite for operations with aircraft larger than 60 seats.

Other Regulation.  Under the Noise Control Act of 1972 and the Aviation Safety and Noise Abatement Act of 1979, the FAA has authority to monitor and regulate aircraft engine noise.  Management of the Company believes that Mesaba’s aircraft comply with or are exempt from such regulations and that Mesaba complies with standards for aircraft exhaust emissions and fuel storage facilities issued by the Environmental Protection Agency.  The Company is also required to comply with the drug-testing program adopted under Part 14 CFR by the DOT.  As a foreign carrier operating in Canada, the Company is subject to regulation by the Canadian Department of Transport and has been issued Foreign Air Carrier Operating Certificates by such agency.  Because Northwest maintains certain contracts with the Department of Defense (the “DOD”), Mesaba is subject to periodic inspections by the DOD.

Insurance

Mesaba carries the types of insurance customary in the airline industry, including coverage for public liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability, and workers’ compensation.  The Company believes that this insurance is adequate as to amounts and risks covered.  There can be no assurance that the insurance carried would be sufficient to protect the Company adequately in the event of a catastrophic accident.

Aircraft Maintenance

Mesaba employs its own aircraft, avionics and engine maintenance staff that perform substantially all routine maintenance to its aircraft and engines.  Major overhauls on its airframes, engines, and other rotable parts on Saab 340 and RJ85 aircraft are performed internally or at FAA authorized facilities.

Airport and Terminal Facilities and Services

Mesaba’s ticket counter and baggage-handling space is leased from local airport authorities or other airlines at all of the airports served.  In 52 of the cities it serves, Mesaba receives support service under agreements with Northwest.

Mesaba pays local airport authorities for the use of landing fields at rates that are based on the number of flights per day, fixed fees, or on the number of aircraft landings and aircraft weight.

Properties

The Company’s principal executive offices are located at the Minneapolis/Saint Paul International Airport.  Mesaba leases approximately 293,000 square feet of facilities, ramp, parking and unimproved land at the airport under separate ground and facilities leases with the Metropolitan Airports Commission (“MAC”).  Mesaba’s primary facility contains approximately 83,000 square feet of office, shop, and hangar space.  Mesaba is obligated to make payments of approximately $35,000 per month under the lease for the hangar, office and maintenance facility, in addition to approximately $17,000 per month under the ground lease for the underlying land and access ramp.  Mesaba has entered into an agreement with the MAC to terminate these leases in September 2003, to accommodate planned runway construction.  As part of the runway expansion plan, Mesaba will relocate its hangar facilities to the western side of the airport and is currently evaluating lease options with the MAC.

Mesaba leases approximately 394,000 square feet of facilities, ramp, parking and unimproved land at the Detroit Metropolitan Airport under separate ground and facilities leases.  The facilities lease covers approximately 60,000 square feet of hangar and maintenance space and obligates Mesaba to pay monthly rentals ranging between approximately $29,000 and $31,000 until June 1, 2010 as part of Special Facilities Bond financing provided by Wayne County, Michigan. The ground lease has a 20-year term concurrent with the facilities lease, which expires June 1, 2010.  Monthly lease payments of approximately $10,000 are currently required under the ground lease, subject to an annual adjustment on January 1 each year based upon the percentage change in an index published by the Bureau of Labor Statistics of the U.S. Department of Commerce.   On May 9, 2000, the previous hangar collapsed due to a severe storm. During reconstruction, Mesaba expanded the facility to approximately 60,000 square feet.  Due to the hangar incident and corresponding reconstruction, the lease was reclassified from a capital to an operating lease.  The hangar facility reopened on June 1, 2001.

Mesaba owns approximately 38,000 square feet of hangar and office space located on approximately 102,000 square feet of land and parking areas of which Mesaba is ground lessee, at the Central Wisconsin Airport in Mosinee, Wisconsin.  Mesaba pays approximately $800 per month under the terms of the ground lease relating to such facility, which expires on December 31, 2011, subject to two 10–year renewal options.

Mesaba leases approximately 19,000 square feet of office space in Eagan, Minnesota.  Mesaba pays approximately $18,000 per month under the terms of the lease which expires on February 2017.

Mesaba leases approximately 497,000 square feet of facilities, ramp, parking and unimproved land at the Cincinnati/Northern Kentucky Airport under separate ground and facilities leases.  The facilities lease covers approximately 126,000 square feet of hangar and maintenance space and Mesaba pays monthly rentals of approximately $92,000 until January 29, 2029 as part of Special Facilities Bond financing provided by the Cincinnati/Northern Kentucky Airport Authority.  The ground lease has a 30-year term concurrent with the facilities lease, which expires January 29, 2029.  Monthly lease payments of approximately $10,500 are required under the ground lease.

Employees

As of May 1, 2002, Mesaba employed approximately 3,800 persons, of whom 940 were pilots, 350 were management, administrative and clerical personnel, 360 were aircraft maintenance personnel, 1,600 were station managers, station agents and line services personnel, and 550 were flight attendants.  Approximately 1,000 of Mesaba’s employees are part-time.

The Air Line Pilots Association (“ALPA”) represents Mesaba’s pilots.  Mesaba concluded negotiations with ALPA and reached a collective bargaining agreement effective June 1, 1996, with a term of four years.  In October 1996, Mesaba and ALPA reached agreement on a modification of the collective bargaining agreement which, in addition to other enhancements, extended the term of the agreement to June 1, 2002.  Mesaba is currently negotiating with the pilots under Section 6 of the Railway Labor Act.

The Aircraft Mechanics Fraternal Association (“AMFA”) represents Mesaba’s mechanics.  Mesaba concluded negotiations with AMFA and reached a new collective bargaining agreement effective August 22, 1999, with a term of four years.

The Transportation Workers Union (“TWU”) represents Mesaba’s dispatchers. Mesaba concluded negotiations with the TWU and reached a new collective bargaining agreement effective May 26, 2000, with a term of five years.

The Association of Flight Attendants (“AFA”) represents Mesaba’s flight attendants. Mesaba concluded negotiations with the AFA and reached a new collective bargaining agreement effective April 1, 2002, with a term of four years.

The Railway Labor Act precludes any job action without a formal declaration of an impasse by the National Mediation Board, which has not occurred.  Any work stoppage, whether from a failure to enter into a new collective bargaining agreement or otherwise, could have a material adverse impact on the Company.  Mesaba has had no work stoppages and management, in general, believes that its relations with its employees are good.

Cyclicality and Seasonality

The airline industry generally is subject to cyclical moves in the economy.  Because both personal discretionary travel and business travel may be expected to decline during periods of economic weakness, the airline industry tends to experience poorer financial results during such periods.  Seasonal factors, primarily weather conditions and passenger demand, historically have affected Mesaba’s monthly passenger boardings.  The first and second fiscal quarters have typically shown a higher level of passenger boardings as compared with the third and fourth quarters for many of the cities served by Mesaba.  As a result of such factors, the Company’s revenues and earnings historically have been higher during the first six months of the fiscal year.

After September 11, 2001 and the mandated Federal Aviation Administration shutdown of the airline industry, Northwest immediately reduced Mesaba’s flight activity to approximately 80% of pre-September 11 operations.  Through the remainder of fiscal 2002, Mesaba’s jet flight activity gradually returned to levels that existed prior to September 11, while Mesaba’s jet-prop fleet has remained at the 80% level.

Northwest Acquisition Offer

On November 1, 2000, Northwest presented the Company with an offer to purchase all of the Company’s outstanding shares not currently owned by Northwest at a price of $13.00 per share.  Northwest owns 5.7 million shares, or approximately 28% of the Company’s current shares outstanding.  The Company’s Board of Directors appointed a special committee of independent directors to consider and act upon Northwest’s offer and other alternatives on behalf of the Company and its public shareholders.  On June 14, 2001, Northwest announced that it had withdrawn its offer to purchase the Company’s shares.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding the executive officers of the Company and its subsidiary, Mesaba Aviation, Inc.

Name	Age	Position	Officer Since

Carl R. Pohlad	86	Chairman of the Company and Mesaba	1995

Paul F. Foley	49	President and Chief Executive Officer of the Company and Mesaba	1999

Robert E. Weil	37	Vice President, Chief Financial Officer and Treasurer of the Company and Mesaba	2000

John G. Spanjers	47	Vice President, Flight Operations of Mesaba	1999

Scott R. Bussell	49	Vice President, Technical Operations of Mesaba	2000

Jeffrey W. Wehrenberg	42	Vice President, Minneapolis Hub Operations of Mesaba	2001

William T. Poerstel	41	Vice President, Detroit Hub Operations of Mesaba	2002

Robert T. Meekin	40	Vice President, People and Processes of Mesaba	2001

Carl R. Pohlad is a Class Two director and Chairman of the Board of Directors.  Mr. Pohlad has been Chairman of the Board, President and a director of Marquette Financial Companies, formerly Marquette Bancshares, Inc., since 1993.  Prior to 1993, Mr. Pohlad served as President and Chief Executive Officer of Marquette Bank Minneapolis and Bank Shares Incorporated.  Mr. Pohlad was Chairman of the Board of MEI Corporation from 1972 to 1986 and Chairman of the Board of MEI Diversified Inc. from 1986 to 1994.  Mr. Pohlad is also an owner, director and the President of CRP Sports, Inc., the managing general partner of the Minnesota Twins baseball club, and is a director of Genmar Holdings, Inc.

Paul F. Foley is a Class Three director and President and Chief Executive Officer of the Company and Mesaba.  Mr. Foley was appointed President and Chief Executive Officer of the Company and Mesaba in October 1999.  Prior to joining the Company and Mesaba, Mr. Foley was Vice President of Operations Support at Atlas Air, Inc. from December 1996 to September 1999.  In this position, Mr. Foley was responsible for Airline Flight Crew and Ground Operations in 66 cities and 33 countries.  Mr. Foley was previously at LSG Lufthansa Service/Sky Chefs as Group Vice President of Operations, North America.  Mr. Foley also served as President of Continental Airline’s subsidiary, Chelsea Catering Corporation.  Mr. Foley holds a Bachelor of Science degree from Cornell University and a Masters Degree in Business Administration (“MBA”) from the Cox School of Business at Southern Methodist University.

Robert E. Weil was named Vice President, Chief Financial Officer and Treasurer of the Company and Mesaba in January 2000.  Mr. Weil  was the Managing Director of Finance – Ground Operations for Northwest Airlines from December 1997 until joining the Company and Mesaba.  He also held the position of Controller – Ground Operations and held various other finance positions at Northwest since 1991.  Mr. Weil holds a Masters degree in Management from the Kellogg Graduate School of Management at Northwestern University.

John G. Spanjers was named Vice President, Flight Operations of Mesaba in November 1999.  Mr. Spanjers was the Director Performance Engineering for Northwest from April 1997 until November 1999.  Mr. Spanjers also held various other positions within the SOC organization at Northwest since June 1988.  Prior to that, Mr. Spanjers held various operational positions within the regional and charter airline industry.  Mr. Spanjers holds a Bachelor of Science degree from the University of Minnesota.

Scott R. Bussell was named Vice President, Technical Operations of Mesaba in May 2000.  Mr. Bussell joined Mesaba in October 1995 as Director of Maintenance.  Before joining Mesaba in 1995, Mr. Bussell held the position of Director of Maintenance for Renown Aviation in Roswell, NM.  From 1977 to 1994, Mr. Bussell held numerous positions in technical operations while employed at Continental Airlines and Frontier Airlines in Denver, CO. Mr. Bussell graduated with honors from Colorado Aero Tech and holds a FAA Airframe and Powerplant License.

Jeffrey W. Wehrenberg was named Vice President, Minneapolis Hub Operations of Mesaba in March 2001.  Mr. Wehrenberg joined Mesaba in September 2000 as Director of Systems Operations Control.  Before joining Mesaba, Mr. Wehrenberg held the position of Senior Vice President and Chief Operating Officer at TransMeridian Airlines from May 1999.  He also was President and Chief Operating Officer at Chicago Express Airlines between November 1998 and May 1999 and served in a variety of senior operational positions with Express Airlines I, between 1995 and 1998, including Vice President of Customer Service and Vice President and General Manager of the company’s northern region.

William T. Poerstel was named Vice President, Detroit Hub Operations of Mesaba in May 2002.  Before joining Mesaba, Mr. Poerstel held various positions at United Airlines from 1986 to October 2001, most recently as Quality Service Director.  He also served as UAL/US Airways Integration Program Director - Operations, System Workload Manager, Manager Aircraft Maintenance Operations, and Manager Hangar Maintenance for United.  Mr. Poerstel holds a Bachelor of Science degree in Aeronautics and Bachelor of Science degree in Aircraft Maintenance Engineering and Aircraft Maintenance Management from St. Louis University.

Robert T. Meekin was named Vice President, People and Processes of Mesaba in March 2001.  Before joining Mesaba, Mr. Meekin held the position of Director of Organization Development for Becton Dickinson, a medical technology company in Franklin Lakes, NJ.  Mr. Meekin held numerous positions in human resource management and organizational development at Becton Dickinson since 1997, The Perrier Group of America from 1992 to 1997 and Exxon Corporation from 1987 to 1992.  Mr. Meekin holds a Masters Degree in Labor and Industrial Relations from the University of Minnesota and a Masters Degree in Management and Organizational Development from American University.

Item 2.             PROPERTIES

See information provided under the captions “Business — Aircraft,” “— Airport and Terminal Facilities and Services,” and “— Properties” in Item 1 herein.

Item 3.             LEGAL PROCEEDINGS

Northwest Acquisition Offer

In early November 2000, the Company was served with four lawsuits in Hennepin County District Court and one lawsuit in Dakota County District Court.  The Dakota County suit was subsequently transferred to Hennepin County.  The lawsuits were styled as purported class actions on behalf of the Company’s shareholders.  Also named as defendants in the lawsuits were each of the Company’s current directors and Northwest.

The lawsuits arose out of the proposal by Northwest to acquire all of the outstanding shares of the Company’s common stock which Northwest did not presently own.  The lawsuits alleged that the defendants had breached their fiduciary duties to the Company’s shareholders in connection with the proposed transaction.  Each of the lawsuits sought to enjoin the defendants from proceeding with the proposed transaction and, if the transaction was completed, to rescind the transaction or to compensate the Company’s shareholders for alleged damages.  The complaints also sought legal fees and other expenses on behalf of the plaintiffs.

During fiscal 2002, the Company obtained orders dismissing without prejudice each of the lawsuits.

Insurance Lawsuit

On March 2, 2002, Mesaba filed a lawsuit in Minnesota State Court against Federal Insurance Company, a subsidiary of The Chubb Corporation, for coverage of the business interruption, extra expense and fire suppression for the Detroit hangar that was destroyed due to a severe storm in May 2000.  The ultimate outcome of this lawsuit cannot be predicted with certainty.

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FOURTH QUARTER OF FISCAL YEAR

There were no matters submitted to a vote of the Company’s shareholders during the three–month period ended March 31, 2002.

PART II

Item 5.             MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded under the symbol “MAIR” on the NASDAQ National Market.

The following table sets forth the range of high and low sale prices for the Company’s Common Stock and the dividends per share for each of the fiscal quarters of the two years ended March 31, 2002.  Quotations for such periods are as reported by NASDAQ for National Market issues.  The Company has not issued cash dividends since September 1995.

Stock Quotations

	($) High	($) Low

Fiscal 2001
First quarter	12.88	9.13
Second quarter	11.06	9.00
Third quarter	14.00	10.25
Fourth quarter	13.50	10.25

Fiscal 2002
First quarter	11.70	8.45
Second quarter	9.64	5.47
Third quarter	7.92	5.62
Fourth quarter	9.38	7.40

On May 24, 2002, the number of holders of record of Common Stock was 757.

The transfer agent for the Company’s Common Stock is Wells Fargo Bank Minnesota, National Association, 161 North Concord Exchange, South St. Paul, Minnesota, 55075–0738, telephone: (651) 450–4064.

Item 6.    SELECTED FINANCIAL DATA AND STATISTICAL COMPARISON

The following table sets forth selected financial data with respect to the Company as of the dates and for the periods indicated.  The selected financial data has been derived from the audited consolidated financial statements.  The financial data set forth below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7.

	For the Year Ended March 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Statement of Operations Data:
Operating revenues	$416,913	$439,803	$406,199	$331,753	$277,225

Operating expenses	416,107	410,455	359,364	299,531	246,856

Operating income	806	29,348	46,835	32,222	30,369

Net income	$7,810	$19,784	$31,061	$21,271	$19,804

Net income per share - Basic	$0.38	$0.98	$1.54	$1.07	$1.03

Weighted average number of common shares outstanding - Basic	20,289	20,288	20,177	19,793	19,270

Net income per share - Diluted	$0.38	$0.94	$1.48	$0.99	$0.95

Weighted average number of common shares outstanding and common share equivalents – Diluted	20,601	20,941	21,043	21,512	20,846

	As of March 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Balance Sheet Data:

Current assets	$162,621	$156,740	$139,952	$116,369	$89,499

Net property and equipment	50,615	56,248	54,109	47,195	32,097

Long-term investments	4,068	—	—	—	—

Other noncurrent assets	8,550	10,746	13,663	15,659	15,595

Total assets	$225,854	$223,734	$207,724	$179,223	$137,191

Current liabilities	$44,781	$46,566	$44,686	$48,674	$42,509

Long-term liabilities	7,701	12,487	18,320	21,310	19,136

Shareholders’ equity	173,372	164,681	144,718	109,239	75,546

Total liabilities and shareholders’ equity	$225,854	$223,734	$207,724	$179,223	$137,191

	Year ended March 31,
	2002	2001	2000	1999	1998
Selected Operating Data:
Revenue passengers carried	5,650,500	6,207,400	5,667,600	4,342,200	3,324,146
Revenue passenger miles (000’s) (1)	1,571,042	1,725,460	1,534,116	1,112,050	805,495
Available seat miles (000’s) (2)	2,739,946	2,948,239	2,677,712	1,994,626	1,469,229
Revenue per available seat mile	$.152	$.149	$.152	$.166	$.189
Cost per available seat mile	$.152	$.139	$.134	$.150	$.168
Passenger load factor (3)	57.3%	58.5%	57.3%	55.8%	54.8%
Yield per revenue passenger mile (4)	$.256	$.249	$.262	$.295	$.340
Departures	240,068	269,596	274,357	236,209	201,622

(1)                                  “Revenue passenger miles” are determined by multiplying the number of fare paying passengers carried by the distance flown.

(2)                                  “Available seat miles” are determined by multiplying the number of seats available for passengers by the number of miles flown.

(3)                                  “Passenger load factor” is determined by dividing revenue passenger miles by available seat miles.

(4)                                  “Yield per revenue passenger mile” is determined by dividing passenger revenue by revenue passenger miles.

Item 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (As used herein, “unit cost” means operating cost per available seat mile.  Dollars and shares outstanding are expressed in millions.)

The following table compares components of Mesaba’s operating cost per ASM for the years ended March 31, 2002, 2001 and 2000:

Operating Costs Per Available Seat Mile (Unit Cost)	Fiscal year ended March 31,
	2002		2001		2000
Wages and benefits	4.6	¢	3.9	¢	3.7	¢
Aircraft fuel	0.8		0.9		1.0
Aircraft maintenance	2.8		2.6		2.6
Aircraft rents	3.7		3.4		3.3
Landing fees	0.2		0.2		0.3
Insurance and taxes	0.3		0.2		0.2
Depreciation and amortization	0.7		0.6		0.5
Administrative and other	2.1		2.1		1.8
Total	15.2	¢	13.9	¢	13.4	¢

Results of Operations for the Fiscal Years Ended March 31, 2002 and 2001

Fiscal Year 2002 Overview

After September 11, 2001 and the mandated Federal Aviation Administration shutdown of the airline industry, Northwest immediately reduced Mesaba’s flight activity to approximately 80% of pre-September 11 operations.  Through the remainder of fiscal 2002, Mesaba’s jet flight activity gradually returned to levels that existed prior to September 11, while Mesaba’s jet-prop fleet has remained at the 80% level.  In addition, Mesaba reduced the rates it charged Northwest by 10% for service from October 1 through December 31, 2001.  Mesaba has partially compensated for the overall revenue decline of 5.2% during the fiscal year ended March 31, 2002 by consistently achieving high levels of operating performance.

Certain expenses of Mesaba vary directly with the level of flight activity, such as fuel and certain costs of maintenance contracts.  Other expenses are relatively fixed in nature and are incurred by Mesaba regardless of the level of flight activity, such as aircraft rentals and depreciation and amortization.  The remaining expenses, such as wages and benefits and administrative and other, are variable in nature.  After September 11, 2001, management initiated various cost reduction programs to reduce Mesaba’s variable expenses to be more in line with the reduced operating revenues. Such programs included the completion of personnel reductions, vendor renegotiations and the elimination of certain discretionary expenditures.  However, certain expenses have increased substantially post September 11.  Those costs include insurance, security and airport landing fees.

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (“Stabilization Act”). The Stabilization Act provides for direct cash grants to U.S. airlines to compensate for “direct and incremental losses” (as defined in the Act and Department of Transportation instructions) incurred from September 11, 2001, through December 31, 2001, and resulting from the attacks. Mesaba recognized a pre-tax grant of approximately $12.5 million as “other nonoperating income” in the accompanying consolidated statements of operations in accordance with Department of Transportation and Financial Accounting Standards Board (“FASB”) guidance.  Mesaba received approximately $10.6 million in cash and has recorded the additional $1.9 million within “accounts receivable, net” in the accompanying consolidated balance sheets as of March 31, 2002.  Mesaba has applied to obtain the remaining $1.9 million with the ultimate collection being subject to the approval by the Department of Transportation.

Earnings Summary

The Company reported net income of $7.8 million or $0.38 per diluted share for the fiscal year ended March 31, 2002, compared to $19.8 million or $0.94 per diluted share in fiscal 2001.  Weighted average common shares and common share equivalents outstanding were 20.6 and 20.9 million in fiscal 2002 and 2001, respectively.

Operating Revenues.  Total operating revenues decreased 5.2% in fiscal 2002 to $416.9 million from $439.8 in fiscal 2001, and revenue passenger miles decreased 8.9% to 1,571,042 from 1,725,460.  Total revenue per available seat mile (“RASM”) increased to $0.152 in fiscal 2002 from $0.149 in fiscal 2001.  Mesaba’s average passenger load factor was 57.3% for fiscal year 2002 compared to 58.5% in fiscal 2001. The decrease in revenue passenger miles is directly attributable to the impact of the events of September 11 and the economic recession.   Other revenue increased 50.1% due to increased ground-handling activities.

Operating Expenses. Total operating expenses in fiscal 2002 increased 1.4% to $416.1 million from $410.5 million in 2001.  Mesaba’s cost per available seat mile (“CASM”) increased 9.4% to $0.152 from $0.139.  Available seat miles decreased 7.1% to 2,739,946 in fiscal 2002 from 2,948,239 in fiscal 2001. The significant change in unit cost year over year was due to the relationship of fixed operating costs to reduced flight activity, the impact of Mesaba’s restructuring initiatives, and increases in landing fees, insurance and security.

Wages and benefits increased 9.5% to $125.0 in fiscal 2002 from $114.1 in fiscal 2001. The increase is a result of several areas including higher health insurance costs, management salaries, employee bonuses due to Mesaba's strong operating performance, workers compensation claims, and additional ground handling activities. Normal wage and benefit increases also contributed to the increased expenses.  Overall, personnel levels (measured on a full time equivalent basis at the fiscal year end) decreased to approximately 3,300 from 3,400.

Aircraft fuel costs decreased 13.2% to $22.5 million for fiscal 2002 from $25.9 for fiscal 2001. The decrease is attributable to the reduced jet-prop flight activity after September 11.  Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices. Mesaba’s actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon in fiscal 2002 and 2001 per the Airlink Agreement. Northwest provides fuel for the jet operation at its expense.

Aircraft maintenance costs, excluding wages and benefits, decreased 2.8% to $76.2 for fiscal 2002 from $78.4 for fiscal 2001. This decrease was primarily due to reduced fleet utilization after September 11, which lowered flight hour based maintenance costs.  The decrease was offset by an increase in rotable repair costs due to the aging of the fleet.

Aircraft rents increased 1.5% to $101.6 million for fiscal 2002 from $100.0 million in fiscal 2001.  This increase is primarily attributable to the full year impact of the three additional RJ85 aircraft that were delivered during the first quarter of fiscal 2001, the addition of five Saab 340 aircraft that were received during the fourth quarter of fiscal 2002 and the return of three Saab 340 aircraft at the end of the third quarter of fiscal 2002.

Landing fees increased 4.0% to $6.6 million in fiscal 2002 from $6.3 million in fiscal 2001. The increase is primarily attributable to higher landing fees charged by airports after September 11.  Northwest provides landing fees for the jet operation at its expense.

Insurance and taxes increased 55.8% to $8.3 million in fiscal 2002 from $5.3 million in fiscal 2001. The increase is primarily attributable to increased rates and surcharges imposed after September 11.

Depreciation and amortization totaled $19.8 million in fiscal 2002 compared to $17.8 million in fiscal 2001.  The higher level of depreciation and amortization resulted from the purchase of spare aircraft parts, ground service equipment, computer systems, and maintenance facility improvements.

Administrative and other decreased 10.3% to $56.2 for fiscal 2002 from $62.6 in fiscal 2001. The significant change in year over year costs are the $0.8 million restructuring charge in fiscal 2002 which was offset by reduced pilot training, reduced outside services, and fewer passenger accommodation charges due to the high levels of operational performance.

Operating Income.  Operating income totaled $0.8 million for fiscal 2002, as compared to $29.3 million a year ago.  Mesaba’s operating margin decreased to 0.2% in fiscal 2002 from 6.7% in fiscal 2001.  Fiscal 2002 operating margins decreased due to lower aircraft utilization after September 11 and the economic recession, increased variable expenses such as insurance, security, and landing fees and static fixed expenses such as aircraft rents.

Nonoperating Income.  Nonoperating income increased to $15.3 million for fiscal 2002 from $5.6 million in fiscal 2001 as a result of Mesaba’s recognition of the $12.5 million federal grant.  This was offset by lower interest income due to lower interest rates and lower average levels of funds available for investment as a result of the extended payment terms Mesaba granted Northwest for the three months ended December 31, 2001.  Nonoperating income in fiscal 2002 included a $0.9 million charge to write-off aircraft components.  Nonoperating income in fiscal 2001 included a $0.7 million one-time charge to reclassify the Detroit hangar capital lease to an operating lease.

Provision for Income Taxes.  The provision for income taxes decreased 45.7% to $8.3 million in the fiscal year 2002 from $15.2 million in fiscal 2001.  The Company’s blended effective tax rate was 51.4% for fiscal 2002 as compared to 43.5% in fiscal 2001. Mesaba adjusts its effective tax rate quarterly based on forecasted operating results for the fiscal year. The effective tax rate increased due to consistent levels of nondeductible expenses being applied over less pre-tax earnings.

Results of Operations for the Fiscal Years Ended March 31, 2001 and 2000

Earnings Summary

The Company reported net income of $19.8 million or $0.94 per diluted share in fiscal 2001 compared to $31.1 million or $1.48 per diluted share in fiscal 2000.  Weighted average common shares and common share equivalents outstanding were 20.9 million and 21.0 million in fiscal 2001 and 2000, respectively.

Operating Revenues. Operating revenues increased 8.3% to $439.8 million in fiscal 2001 from $406.2 million in fiscal 2000.  RASM decreased 2.0% to $0.149 from $0.152 in 2000 primarily due to additional deliveries of the higher capacity RJ85 aircraft.  Mesaba’s RASM is lower on the RJ85 than the Saab 340 because Northwest provides more services under the Jet Agreement.  Mesaba’s average passenger load factor was 58.5% in 2001, up from 57.3% in 2000. The improvements in traffic and load factor are attributable to the introduction of three RJ85 aircraft as well as overall increases in passenger demand within the industry, offset by lower levels of planned capacity in response to adverse weather conditions and higher than planned pilot attrition.

Operating Expenses. Operating expenses increased 14.2% to $410.5 million in 2001 from $359.4 million in 2000 primarily due to the additional aircraft as well as adverse weather and high levels of pilot attrition.  Mesaba experienced a 3.7% increase in the CASM to $0.139 compared with $0.134 in 2000.  Seat capacity (measured in available seat miles or “ASM”) increased 10.1% in 2001 to 2,948,239, primarily as a result of the introduction of three RJ85 aircraft.

Wages and benefits increased 15.2% to $114.1 million in fiscal 2001 compared to $99.1 million in fiscal 2000. The overall dollar increase is a result of the increased cost of flight crews due to a 2.0% increase in block hours flown, the addition of flight crews to support the continued induction of the RJ85 aircraft and the increase in pilot attrition year over year. Wage and benefit costs of mechanics increased with the opening of a new maintenance facility in Cincinnati.  Wage and benefit costs of airport personnel also increased due to an increase in scheduled operations and introduction of RJ85 ground handling at the Minneapolis/St. Paul Hub.  Normal wage and benefit increases also contributed to the higher expenses.  Overall, personnel levels (measured on a full time equivalent basis at the fiscal year end) increased to approximately 3,400 from 3,000.

Fuel expense decreased 3.2% to $25.9 million in fiscal 2001 from $26.8 million in fiscal 2000.  The change is attributable to decreased consumption caused by a decrease in block hours flown by the jet-prop operation.  Certain provisions of the Airlink Agreement protect Mesaba from fluctuations in fuel prices.

Maintenance expense, excluding wages and benefits costs, increased to $78.4 million in fiscal 2001 from $69.8 million in fiscal 2000.  This increase was attributable to the aging of the fleet as well as the addition of three RJ85 aircraft to the fleet during fiscal 2001.

Aircraft rentals were $100.0 million in fiscal 2001, and $88.9 million in fiscal 2000.  Mesaba added three RJ85 aircraft during fiscal 2001.  The new aircraft, combined with the full year effect of the 11 aircraft added in fiscal 2000, led to the 12.6% increase.

Landing fees were $6.3 million in fiscal 2001 compared to $7.5 million in fiscal 2000.  The decrease in 2001 is attributable to a 9.8% decrease in jet-prop departures, which caused a decrease in the total gross landing weight as well as a one-time credit of $0.6 million from the Detroit Wayne County airport due to a budget surplus at the airport. Northwest provides landing fees for the jet operation at its expense.

Insurance and taxes were $5.3 million in fiscal 2001 compared to $5.7 million in fiscal 2000.  The 6.0% decrease in fiscal 2001 compared to fiscal 2000 is due primarily to decreasing fleet values partially offset by an increase in passenger volume.

Depreciation and amortization totaled $17.8 million in fiscal 2001 compared to $14.4 million in fiscal 2000.  The higher level of depreciation and amortization resulted from the acquisition of spare parts to support the operations of the additional aircraft. The Company paid contract rights fees in the form of stock purchase warrants issued to Northwest in connection with amendments to the Jet Agreement, which increased the number of aircraft to be flown by Mesaba from 12 to 36. These fees are being amortized on a straight-line basis over the remaining term of the Jet Agreement.

Administrative and other totaled $62.6 million in fiscal 2001 compared to $47.3 million in fiscal 2000.  This increase of 32.3% is primarily attributable to higher crew related expenses due to increased flying and training to support the RJ85 and Saab 340 fleet as well as a significant increase in pilot attrition levels.  Pilot attrition increased to approximately 20% annually in fiscal 2001, primarily due to increased hiring at the major airlines.  Additionally, higher passenger and airport related expenses were incurred due to increases in traffic, adverse weather and the number of cities served.  Mesaba is generally not required to provide airport and passenger related services for the jet operation.

Operating Income. The Company’s operating income was $29.3 million in fiscal 2001, a 37.4% decrease from $46.8 million in fiscal 2000.  Mesaba’s operating margins were 6.7% in 2001 and 11.5% in 2000.  Fiscal 2001 operating margins decreased due to higher expenses associated with pilot attrition, adverse weather, and the DTW hangar collapse.

Nonoperating Income.  Nonoperating income was $5.6 million in fiscal 2001 a 28.9% increase from $4.4 million in fiscal 2000.  Interest income increased $2.0 million to $6.7 million in 2001 from $4.3 million in 2000 due to higher yields on cash and investment balances.  Nonoperating income in fiscal 2001 includes a $0.7 million one-time charge to reclassify the Detroit hangar capital lease to an operating lease.

Provision for Income Taxes. The provision for income taxes was $15.2 million in fiscal 2001 and $20.2 million in fiscal 2000.  The effective tax rate was 43.5% in 2001, and 39.4% in 2000.  The effective tax rate increased due to higher levels of nondeductible expenses.

Liquidity and Capital Resources

The Company’s working capital increased to $117.8 million with a current ratio of 3.6 at March 31, 2002 compared to $110.2 million and 3.4 at March 31, 2001.  Cash and cash equivalents increased 65.2% to $31.3 million at March 31, 2002 from $18.9 million at March 31, 2001.

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (“Stabilization Act”). The Stabilization Act provides for direct cash grants to U.S. airlines to compensate for “direct and incremental losses” (as defined in the Act and Department of Transportation instructions) incurred from September 11, 2001, through December 31, 2001, and resulting from the attacks.  Mesaba recognized a pre-tax grant of approximately $12.5 million as “other nonoperating income” in the accompanying consolidated statements of operations in accordance with Department of Transportation and Financial Accounting Standards Board (“FASB”) guidance.  Mesaba received approximately $10.6 million in cash and has recorded the additional $1.9 million within “accounts receivable, net” in the accompanying consolidated balance sheets as of March 31, 2002.  Mesaba has applied to obtain the remaining $1.9 million with the ultimate collection being subject to the approval by the Department of Transportation.

During September 2001, Mesaba initiated a reduction in personnel as a result of the impact of the terrorist attacks of September 11, 2001.  Mesaba recorded within “Administrative and other” in the accompanying consolidated statements of operations for the second quarter of fiscal year 2002 a one-time pre-tax charge of approximately $1.1 million to cover the expected severance and related costs.  The reduction in personnel was completed by September 30, 2001 and affected 382 individuals in all areas of Mesaba.  As of March 31, 2002, Mesaba has paid and charged against the liability $600,000 and reduced the liability by approximately $300,000 during the third quarter due to the employment of certain terminated employees by others.  The remaining cost of approximately $200,000 is expected to be funded through a combination of cash from operations and available cash through September 2002.

As of March 31, 2002, Mesaba’s fleet consisted of 111 aircraft covered under operating leases with remaining terms of six months to 14 years and aggregate monthly lease payments of approximately $8.8 million.  Operating leases have been Mesaba’s primary method of acquiring aircraft, and management expects to continue relying on this method to meet most of its future aircraft needs, including the addition over time of up to eleven Saab 340B aircraft that will be serving the Memphis hub.  Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with original terms up to 17 years.  Mesaba leases its RJ85 aircraft from Northwest under operating leases with terms of up to 10 years.  Continued funding of the monthly minimum lease payments is ensured as long as the current operating contracts with Northwest are in effect.

During June 2001, Mesaba entered into an agreement with the Metropolitan Airports Commission (“MAC”) to terminate the Minneapolis/St. Paul maintenance hangar and general office leases on January 1, 2003, to accommodate planned runway construction. In October 2001, Mesaba received a notice from the MAC informing Mesaba that the lease termination date had been delayed to September 2003.  Mesaba expects to receive an early lease termination fee of $2.0 million at that time and is accounting for this as a reduction to lease expense over the term of the agreement.  Due to the lease termination agreement, the lease was reclassified from a capital to an operating lease in the first quarter of fiscal 2002.  Mesaba will relocate its hangar facilities to the west side of the airport and is currently evaluating future lease options with the MAC.

During fiscal 2001, Mesaba committed to reconstruct its maintenance facility located at the Detroit Metropolitan Airport.  The new facility reopened on June 1, 2001 and is approximately 25% larger than the previous hangar, which experienced significant damage on May 9, 2000 due to severe weather.  Mesaba has paid $2.7 million as of March 31, 2002 for the additional space, which will not be covered by insurance proceeds.  The Company maintains property and business interruption insurance coverage on its facilities. On March 2, 2002, Mesaba filed a lawsuit in Minnesota State Court against Federal Insurance Company, a subsidiary of The Chubb Corporation, for coverage of the business interruption, extra expense and fire suppression equipment for the Detroit hangar.  The ultimate outcome of this lawsuit cannot be predicted with certainty.  No amounts have been recorded under this lawsuit as of March 31, 2002.  Recovery amounts will be recorded upon resolution of the lawsuit.

Approximately 69% of Mesaba’s accounts receivable balance as of March 31, 2002 are due from Northwest.  Loss of Mesaba’s affiliation with Northwest or Northwest’s failure to make timely payment of amounts owed to Mesaba or to otherwise materially perform under the Airlink or Jet Agreement for any reason would have a material adverse effect on the Company’s operations and financial results.

The Company has historically relied upon cash and cash equivalents and investments and internally generated funds to support its working capital requirements.   Management believes that funds from operations will provide adequate resources for meeting non-aircraft capital needs in fiscal 2003.

Outlook

Management believes the economic forces and conditions that existed post September 11, 2001 are likely to persist throughout fiscal 2003.  In fiscal 2003, management expects to continue to concentrate on excellent operating performance, careful resource management and a new agreement with Mesaba's pilots.

Management believes the Company is in a sound operating position at the beginning of fiscal 2003 with a cash, cash equivalent and investments balance of approximately $103.1 million.  Mesaba's ASM's are expected to continue to rebound from the fiscal 2002 third quarter low with an expected three to five percent year over year growth.  Operating expenses are expected to increase as well due primarily to the full year effect of the post September 11 increased insurance and aircraft rental fees.  As a result, management expects the Company will report a diluted earnings per share of $0.15 to $0.25 for fiscal 2003.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities in the financial statements and the accompanying notes. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified its critical accounting policies to include those discussed in the following paragraphs. The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions. See Note 2 “Summary of Significant Accounting Policies” in the Notes to the Financial Statements for additional discussion of these items. Management believes that its estimates and assumptions are reasonable, based on information presently available; however, changes in these estimates, judgments and assumptions will occur as a result of future events, and accordingly actual results could differ from amounts estimated.

Estimated lives are used to record depreciation on aircraft property and equipment.  Aircraft utilization, technology, and changes in the business strategy may affect the economic lives used to record depreciation by Mesaba. The foregoing may also impact depreciation rates, impairment, or both.  Mesaba’s management regularly reviews the estimated useful lives and salvage values for Mesaba’s aircraft property and equipment.

Estimated recovery percentages are used to record obsolescence reserves for parts inventories. Aircraft utilization, parts availability, and changes in parts cost may affect the valuation of parts inventories and obsolescence reserve levels.  Mesaba’s management regularly reviews recovery percentages, reserve levels and inventory valuations for parts inventories.

Estimated maintenance costs and anticipated aircraft activity are used to determine maintenance reserves.  Changes in maintenance contracts, parts and labor costs and aircraft activity may affect the maintenance reserves. Mesaba’s management regularly reviews airplane activity, expected aircraft return dates, changes in its maintenance contracts and parts and labor costs for maintenance reserves.

New Accounting Pronouncements

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended on April 1, 2001.  SFAS No. 133 requires all derivative contracts to be reported on the balance sheet at fair value through earnings currently, unless special hedge accounting criteria are met.  Since the Company does not have any of these types of instruments, the adoption of SFAS No. 133 did not have an impact on the Company’s results of operations, financial position or cash flows.

On June 1, 2001, the FASB issued SFAS No. 141, “Business Combinations”.  SFAS No. 141 requires all business combinations to be accounted for by the purchase method of accounting after July 1, 2001.  Since the Company did not have any business combinations, the adoption of SFAS No. 141 did not have an impact on the Company’s results of operations, financial position or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company’s principal market risks are the availability of jet fuel and changes in interest rates.

The Company has not experienced difficulties with fuel availability and expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future requirements. As a part of the Airlink Agreement, Northwest bears the economic risk of fuel price fluctuations for Mesaba’s fuel requirements.  As such, the Company reasonably expects that its results of operations will not be directly affected by fuel price volatility.

The Company does not hold long-term interest sensitive assets and therefore is not exposed to interest rate fluctuations for its assets. The Company does not purchase or hold any derivative financial instruments for trading purposes.

Item 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the related Report of Independent Public Accountants are included in this Form 10-K on the pages indicated below.

REPORT OF THE INDEPENDENT PUBLIC ACCOUNTANTS

To Mesaba Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Mesaba Holdings, Inc. (a Minnesota corporation) and Subsidiary as of March 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesaba Holdings, Inc. and Subsidiary as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Minneapolis, Minnesota,
May 2, 2002

MESABA HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	As of March 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,250	$18,916
Short term investments	67,774	78,049
Accounts receivable, net of reserves of $990 and $400	41,202	35,771
Inventories, net	7,600	8,046
Prepaid expenses and deposits	5,094	5,583
Deferred income taxes and other	9,701	10,375
Total current assets	162,621	156,740

PROPERTY AND EQUIPMENT:
Facilities under capital lease	—	4,862
Flight equipment	74,686	69,480
Other property and equipment	32,103	23,681
Less: Accumulated depreciation and amortization	(56,174)	(41,775)
Net property and equipment	50,615	56,248

LONG TERM INVESTMENTS	4,068	—
OTHER ASSETS, net	8,550	10,746
	$225,854	$223,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$—	$229
Accounts payable	13,184	15,819
Accrued liabilities-
Payroll	9,537	7,626
Maintenance	16,529	14,246
Deferred income	2,485	2,579
Other, primarily property and income taxes	3,046	6,067
Total current liabilities	44,781	46,566

CAPITAL LEASE OBLIGATIONS, net of current maturities	—	2,172

OTHER NONCURRENT LIABILITIES	7,701	10,315

COMMITMENTS AND CONTINGENCIES (NOTES 3 and 6)

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 60,000,000 shares authorized; 20,298,141 and 20,288,141 shares issued and outstanding, respectively	203	203
Paid-in capital	50,508	49,606
Warrants	16,500	16,500
Other comprehensive income (loss)	(21)	—
Retained earnings	106,182	98,372
Total shareholders’ equity	173,372	164,681
	$225,854	$223,734

The accompanying notes are an integral part of these consolidated balance sheets.

MESABA HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Per Share Information)

	For the Years Ended March 31,
	2002	2001	2000

OPERATING REVENUES:
Passenger	$401,912	$429,811	$401,342
Freight and other	15,001	9,992	4,857
Total operating revenues	416,913	439,803	406,199

OPERATING EXPENSES:
Wages and benefits	124,962	114,082	99,070
Aircraft fuel	22,534	25,946	26,809
Aircraft maintenance	76,202	78,364	69,767
Aircraft rents	101,582	100,048	88,877
Landing fees	6,574	6,322	7,520
Insurance and taxes	8,314	5,336	5,677
Depreciation and amortization	19,772	17,768	14,354
Administrative and other	56,167	62,589	47,290
Total operating expenses	416,107	410,455	359,364

Operating income	806	29,348	46,835

NONOPERATING INCOME (EXPENSE):
Interest expense	(53)	(367)	(404)
Government grant income	12,485	—	—
Interest income and other	2,839	6,014	4,785
Income before provision for income taxes	16,077	34,995	51,216

PROVISION FOR INCOME TAXES	8,267	15,211	20,155

Net income	$7,810	$19,784	$31,061

Earnings Per Common Share - Basic	$0.38	$0.98	$1.54

Weighted Average Number of Common Shares Outstanding – Basic	20,289	20,288	20,177

Earnings Per Common Share - Diluted	$0.38	$0.94	$1.48

Weighted Average Number of Common Shares Outstanding and Common Share Equivalents Outstanding - Diluted	20,601	20,941	21,043

The accompanying notes are an integral part of these consolidated statements.

MESABA HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity

For the Years Ended March 31, 2002, 2001 and 2000

(In Thousands, Except Share Information)

	Common Stock		Paid-In Capital	Warrants		Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount

BALANCE, March 31, 1999	19,863,829	$199	$45,013	4,151,922	$16,500	$—	47,527	$109,239
Net income	—	—	—	—	—	—	31,061	31,061
Exercise of stock options, net of related tax effects	403,312	4	4,414	—	—	—	—	4,418

BALANCE, March 31, 2000	20,267,141	203	49,427	4,151,922	16,500	—	78,588	144,718
Net income	—	—	—	—	—	—	19,784	19,784
Exercise of stock options, net of related tax effects	21,000	—	179	—	—	—	—	179

BALANCE, March 31, 2001	20,288,141	203	49,606	4,151,922	16,500	—	98,372	164,681
Comprehensive income (loss)
Net income	—	—	—	—	—	—	7,810	7,810
Unrealized loss on investments, net of tax	—	—	—	—	—	(21)	—	(21)
Comprehensive income (loss)								7,789
Exercise of stock options, net of related tax effects	10,000	—	80	—	—	—	—	80
Recognition of tax impact of prior option activity	—	—	822	—	—	—	—	822

BALANCE, March 31, 2002	20,298,141	$203	$50,508	4,151,922	$16,500	$(21)	$106,182	$173,372

The accompanying notes are an integral part of these consolidated statements.

MESABA HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In Thousands)

	For the Years Ended March 31,
	2002	2001	2000

OPERATING ACTIVITIES:
Net income	$7,810	$19,784	$31,061
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	19,772	17,768	14,354
Gain on sale of equipment	—	—	(125)
Loss on disposition of assets	1,484	—	—
Loss on lease conversion	—	694	—
Deferred income taxes	1,598	(524)	(2,889)
Change in current operating items:
Accounts receivable, net	(5,431)	(15,681)	(4,185)
Inventories	446	(1,943)	461
Prepaid expenses and deposits	489	(1,212)	(652)
Accounts payable and other	(4,326)	(2,060)	(6,521)

Net cash flows provided by operating activities	21,842	16,826	31,504

INVESTING ACTIVITIES:
Purchases of short-term investments	(88,029)	(265,220)	—
Sales of short-term investments	98,304	187,171	—
Purchases of long-term investments	(4,068)	—	—
Purchases of property and equipment, net	(15,738)	(19,784)	(19,343)
Proceeds from sale of equipment	—	—	898

Net cash flows used in investing activities	(9,531)	(97,833)	(18,445)

FINANCING ACTIVITIES:
Repayment of capital lease obligations	(57)	(428)	(457)
Proceeds from issuance of common stock, net	80	179	4,418

Net cash flows provided by (used in) financing activities	23	(249)	3,961

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,334	(81,256)	17,020
CASH AND CASH EQUIVALENTS:
Beginning of year	18,916	100,172	83,152

End of year	$31,250	$18,916	$100,172

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the year for-
Interest	$57	$367	$404

Income taxes	$8,104	$17,121	$19,636

The accompanying notes are an integral part of these consolidated statements.

MESABA HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share and Per Share Information)

1.             Corporate Organization and Business:

Corporate Organization

The consolidated financial statements include the accounts of Mesaba Holdings, Inc. (the “Company”) and its subsidiary, Mesaba Aviation, Inc. (“Mesaba”).  All significant intercompany balances and transactions have been eliminated in consolidation.

Business

Mesaba operates a regional air carrier providing scheduled passenger and airfreight service as Mesaba Airlines/Northwest Airlink and Mesaba Airlines/Northwest Jet Airlink under two separate agreements with Northwest Airlines, Inc. ("Northwest") to 102 cities in the United States and Canada from Northwest’s hub airports, Minneapolis/St. Paul, Detroit, and Memphis.  Approximately 76% of Mesaba’s passengers connected with Northwest in fiscal 2002, 75% in fiscal 2001 and 80% in fiscal 2000.

Under the Airline Services Agreement (the “Airlink Agreement”) Mesaba operates SAAB 340 jet-prop aircraft for Northwest.  This agreement provides for exclusive rights to designated service areas and extends through June 30, 2007, automatically renewing indefinitely thereafter.  Either Northwest or Mesaba may terminate the Airlink Agreement on 365 days notice.  In addition, Mesaba purchases fuel, reservation systems, ground handling and other services from Northwest.  The Company paid to Northwest $25,469 in fiscal 2002, $28,738 in fiscal 2001 and $20,645 in fiscal 2000 for these services.

Under the Regional Jet Services Agreement (the “Jet Agreement”) Mesaba operates Avro RJ85 (“RJ85”) regional jets for Northwest.  This agreement extends through April 30, 2007, automatically renewing indefinitely thereafter. Northwest may terminate the Jet Agreement on April 25, 2004 with at least 180 days or up to 365 days prior notice.  Under the Jet Agreement, Mesaba is not required to provide fuel and airport and passenger related services.

Under the agreements, all Mesaba flights appear in Northwest’s timetables and Mesaba receives ticketing and certain check-in, baggage and freight-handling services from Northwest at certain airports. Mesaba also benefits from its relationship with Northwest through advertising and marketing programs. The Airlink Agreement and Jet Agreement provide for certain incentive payments from Northwest to Mesaba based on achievement of certain operational or financial goals.  Such incentives totaled $3,717 in fiscal 2002, $3,165 in fiscal 2001, and $5,159 in fiscal 2000 and are included in passenger revenues in the accompanying consolidated statements of operations.  Approximately 69% and 80% of the March 31, 2002 and 2001 accounts receivable balances in the accompanying consolidated balance sheets are due from Northwest.

Although Mesaba maintains an expanding air system serving different markets, loss of Mesaba’s affiliation with Northwest or Northwest’s failure to make timely payment of amounts owed to Mesaba or to otherwise materially perform under the Airlink or Jet Agreements would have a material adverse effect on the Company’s operations, financial position and cash flows. Northwest and Mesaba review contract compliance on a periodic basis.

2.             Summary of Significant Accounting Policies:

Cash and Cash Equivalents

Cash equivalents consist primarily of U.S. government securities and interest-bearing deposits with original maturities of less than 90 days and are stated at cost, which approximates fair value.

Investments

Investments consist principally of municipal securities and corporate bonds and are classified as available-for-sale as of March 31, 2002. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.  The amortized cost and fair value of the investments as of March 31, 2002 were not materially different. The Company classifies investments that mature within one year as short term.  Investments with a maturity date greater than one year are classified as long term.  Realized gains for the fiscal 2002 and 2001 were not considered material.  The following table shows the fair value of each type of security as of March 31:

	2002	2001
Municipal securities	$16,514	$43,845
Corporate bonds	53,718	28,699
Asset backed securities	—	1,358
U.S. government obligations	1,610	4,147
Total	$71,842	$78,049

Inventories

Inventories are stated at the lower of average cost or market and consist of expendable aircraft service parts and fuel. Expendable parts are charged to maintenance as used.  A provision is recorded to reduce inventories to the estimated net realized value, if required.  As of March 31, 2002 and 2001, this reserve balance was $1.5 million, and $1.3 million, respectively.

Property and Equipment

Property and equipment are stated at cost.  Additions, improvements or major renewals are capitalized, while expenditures that do not enhance or extend the assets useful life are charged to operating expense as incurred.  Depreciation is computed on a straight-line basis for financial reporting purposes over estimated useful lives of 5–10 years for aircraft engines, flight equipment and rotable parts; 3–10 years for all other equipment; and 5–36 years for buildings and improvements.  Leasehold improvements are amortized over the life of the lease or the remaining estimated useful life of the asset.  Depreciation and amortization expense on property and equipment totaled $17,689, $15,488 and $12,429 for fiscal 2002, 2001 and 2000, respectively.

Airframe and Engine Maintenance

Routine maintenance, airframe and engine overhauls are charged to expense as incurred, except engine overhaul costs covered by third-party maintenance agreements and airframe inspections, which are accrued on the basis of hours flown.  Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized and amortized over the remaining estimated useful life of the asset.

Other Assets

In connection with the Jet Agreement, as amended, Mesaba paid Northwest contract rights fees in fiscal 1998 and 1999 in the form of warrants to purchase the Company’s common stock.  Contract rights totaled $11,700 and related accumulated amortization totaled $6,609 and $5,006 as of March 31, 2002 and 2001, respectively.  Previously, Mesaba amortized the contract rights over six years to coincide with the earliest date on which the Jet Agreement could be terminated by Northwest.  Effective April 1, 2001, Mesaba changed the amortization period to ten years on a prospective basis to coincide with the term of the Jet Agreement, because management does not believe that Northwest will exercise early termination.  The warrants issued in connection with the Jet Agreement consisted of the following as of March 31, 2002 and 2001:

Grant Date	Shares	Exercise Price	Vesting Date	Expiration Date
October 1996	922,500	$7.25	May 1998	October 2006
April 1998	474,192	21.25	October 1998	October 2006
June 1998	1,435,230	21.25	May 2000	October 2006

In connection with the Airlink Agreement, Mesaba paid Northwest contract rights fee in the form of  warrants to purchase 1,320,000 shares of the Company’s common stock at $9.42 per share, which were fully exercisable upon issuance and expire July 1, 2007.  Contract rights totaled $4,800 and related accumulated amortization totaled $2,280 and $1,800 as of March 31, 2002 and 2001, respectively.  Contract rights are amortized on a straight-line basis over ten years to coincide with the term of the Airlink Agreement.

Impairment of long-lived Assets

The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its long-lived assets.  If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition.  If the sum of the expected future cash flows (undercounted and without interest charges) were less than the carrying amount of the intangible assets, the Company would recognize an impairment loss.  No such impairment losses were required to be recorded in the fiscal 2002, 2001 and 2000.

Revenue Recognition

Mesaba is paid by Northwest for each completed flight.  Under the Airlink Agreement, Mesaba is paid for each completed ASM and under the Jet Agreement, Mesaba is paid for each block hour flown.  Passenger revenues are recorded as income when the respective services are rendered.

Frequent Flyer Awards

As a Northwest Airlink carrier, Mesaba participates in Northwest’s frequent flyer program (“WorldPerks”), and passengers may use mileage accumulated in that program to obtain discounted or free trips that might include a flight segment on one of Mesaba’s flights.  However, under the Airlink and Jet Agreements, Northwest is responsible for the administration of WorldPerks, and Mesaba receives revenue from Northwest for WorldPerks travel awards redeemed on Mesaba flight segments.  Therefore, no reserve for incremental costs of flying free passengers has been established.

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

Other Noncurrent Liabilities

In order to assist Mesaba in integrating new aircraft into its fleet, certain manufacturers provide Mesaba with spare parts or other credits.  Mesaba has deferred these amounts and amortizes them over the terms of the agreements as a reduction of rent expense.  Amortization of these credits resulted in a reduction of rent expense of $2,978, $4,139 and $2,497 during fiscal 2002, 2001 and 2000, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant use of estimates relate to accrued maintenance expenses and inventory obsolescence reserves.  Ultimate results could differ from those estimates.

Segment Reporting

The Company has reviewed Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” and determined that the aggregation criteria outlined in SFAS No. 131 have been achieved and therefore the Company’s operations are reported as a single reportable segment.

New Accounting Pronouncements

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended on April 1, 2001.  SFAS No. 133 requires all derivative contracts to be reported on the balance sheet at fair value through earnings currently, unless special hedge accounting criteria are met.  Since the Company does not have any of these types of instruments, the adoption of SFAS No. 133 did not have an impact on the Company’s results of operations, financial position or cash flows.

On June 1, 2001, the FASB issued SFAS No. 141, “Business Combinations”.  SFAS No. 141 requires all business combinations to be accounted for by the purchase method of accounting after July 1, 2001.  Since the Company did not have any business combinations, the adoption of SFAS No. 141 did not have an impact on the Company’s results of operations, financial position or cash flows.

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

3.                                       Flight Equipment:

Mesaba’s airline fleet consisted of the following aircraft held under operating leases as of March 31, 2002:

Number of Aircraft	Type of Aircraft	Seating Capacity

75	Saab 340	30/33/34
36	Avro RJ85	69

Under terms of the Jet Agreement, Mesaba subleases its RJ85 aircraft from Northwest under operating leases with original terms of up to 10 years.  The Jet Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events, including termination or breach of the Jet Agreement.

Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with terms of up to 17 years.  The Airlink Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events.

The aircraft operating leases require future minimum rental payments as follows as of March 31, 2002:

2003	$112,018
2004	108,689
2005	105,961
2006	105,341
2007	104,819
Thereafter	363,874

Rent expense under aircraft operating leases totaled approximately $101,582 in fiscal 2002, $100,048 in fiscal 2001 and $88,877 in fiscal 2000 (including $62,015, $61,598 and $48,422 paid to Northwest in fiscal 2002, fiscal 2001 and fiscal 2000, respectively).

4.                                       Income Taxes:

The provision for income taxes is comprised of the following elements:

	2002	2001	2000

Current:
Federal	$5,102	$12,942	$19,213
State	1,567	2,793	3,831
Deferred	1,598	(524)	(2,889)

Total provision for income taxes	$8,267	$15,211	$20,155

The actual income tax expense differs from the statutory tax expense as follows:

	2002	2001	2000

Computed tax expense at federal statutory rate of 35%	$5,627	$12,248	$17,926
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	1,154	1,785	2,490
Non-deductible flight crew expenses	600	769	877
Other, net	886	409	(1,138)

Total income tax expense	$8,267	$15,211	$20,155

The net deferred tax assets listed below include a current net deferred tax asset of $8.9 million and $10.4 million and a long-term net deferred tax asset of $0.9 million and $1.1 million as of March 31, 2002, and 2001, respectively.

Deferred tax assets and liabilities are comprised of the following as of March 31:

	2002	2001	2000
Deferred tax assets:
Maintenance	$4,590	$4,029	$4,064
Prepaids	994	1,153	1,938
Warrants	2,341	2,618	3,069
Leases	—	—	3,181
Inventories	600	538	678
Other accruals	4,512	6,566	2,536
Gross deferred tax assets	13,037	14,904	15,466
Deferred tax liabilities:
Property and equipment	3,208	3,477	4,563
Net deferred tax assets	$9,829	$11,427	$10,903

During fiscal 2002, the Company recognized $0.8 million as an increase to additional paid in capital for previously exercised stock options due to the filing of amended tax returns for fiscal 2000.

5.                                       Shareholders’ Equity:

Capital Stock

The Company’s authorized capital stock consists of 60,000,000 shares of Common Stock, par value $0.01 per share, and 1,000,000 shares of undesignated preferred stock, having no specified par value.  As of March 31, 2002, there were 20,298,141shares of Common Stock issued and outstanding.  No shares of preferred stock have been issued.

Holders of Common Stock are entitled to one vote per share on any matter presented to shareholders for approval.  The Common Stock has no special voting rights or dividend preferences.  There is no cumulative voting by holders of the Common Stock and no preemptive rights to acquire any new or additional shares of stock of the Company.  Dividends are paid if and when declared by the Company’s board of directors.  In the event of the liquidation of the Company, holders of Common Stock would be entitled to a pro rata distribution of any proceeds remaining after payment of all of the Company’s creditors.

The Company’s board of directors has the authority to designate one or more series of preferred stock, and to fix the designations, powers, preferences, rights, qualifications, limitations and restrictions of such series.  If so designated by the board of directors, the shares of any series of preferred stock will be senior to the Common Stock with respect to distributions.

Stock Option Plans

The Company has stock option plans for key employees, directors, consultants and advisors to the Company and employees of its subsidiary or business partner, which authorize the issuance of shares of common stock for such options.  Under the plans, the compensation committee of the board of directors grants the options with vesting and the exercise period being determined at the time of the award.  The purchase price of the stock for non-qualified and incentive stock options is determined at the time of the award and is generally equal to the fair market value at the time of the award.

Stock option transactions for the three years ended March 31 were as follows:

	Shares	Weighted Average Exercise Price per share

Options outstanding, March 31, 1999	1,025,787	$10.07
Granted	420,000	10.73
Exercised	(403,312)	6.28
Canceled	(265,475)	12.66

Options outstanding, March 31, 2000	777,000	11.51
Granted	374,000	9.85
Exercised	(21,000)	7.14
Canceled	(61,500)	11.76

Options outstanding, March 31, 2001	1,068,500	11.00
Granted	1,197,500	7.69
Exercised	(10,000)	8.00
Canceled	(54,500)	12.17

Options outstanding, March 31, 2002	2,201,500	9.18
Exercisable as of March 31, 2002	611,200	11.14

Options outstanding as of March 31, 2002:

Price Range	Quantity	Average remaining contract life
$4.75	22,500	.57 years
$6.54	527,500	5.63 years
$8.00 - $14.25	1,554,500	2.77 years
$18.00 - $23.00	97,000	1.75 years

As of March 31, 2002, there were 176,963 shares available for grant under the Company's stock option plans.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions summarized below:

	2002	2001	2000
Risk free interest rate	3.65 - 5.16%	5.90 - 6.31%	5.26 - 6.23%
Expected life of option grants	6 yrs.	6 yrs.	6 yrs.
Expected volatility of option grants	27.7 - 41.27%	42.83%	51.08%
Weighted average fair value of options granted	$4.22	$5.02	$6.28

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans.  Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations.  Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per common share would have been decreased to the following pro forma amounts:

	2002	2001	2000
Net Income
As reported	$7,810	$19,784	$31,061
Pro forma	$5,380	$18,305	$29,515

Basic Earnings Per Share
As reported	$0.38	$0.98	$1.54
Pro forma	$0.27	$0.90	$1.46

Diluted Earnings Per Share
As reported	$0.38	$0.94	$1.48
Pro forma	$0.26	$0.87	$1.40

6.             Commitments and Contingencies:

Lease Commitments

In addition to the aircraft described in Note 3, Mesaba leases land, office, hangar facilities and certain terminal facilities under operating leases through 2019 which provide for approximate future minimum rental payments as follows as of March 31, 2002:

2003	$3,823
2004	3,017
2005	2,618
2006	2,508
2007	2,387
Thereafter	21,043
$35,396

Rent expense under all facility operating leases totaled approximately $6,482 in fiscal 2002, $5,493 in fiscal 2001 and $4,530 in fiscal 2000. On May 9, 2000, the Detroit hangar collapsed due to a severe storm. During reconstruction, Mesaba expanded the facility to approximately 60,000 square feet and it reopened on June 1, 2001.  Due to the hangar incident and corresponding reconstruction, the lease was reclassified from a capital to an operating lease.

During June 2001, Mesaba entered into an agreement with the Metropolitan Airports Commission (“MAC”) to terminate the Minneapolis/St. Paul maintenance hangar and general office leases on January 1, 2003, to accommodate planned runway construction. In October 2001, Mesaba received a notice from the MAC informing the Company that the lease termination date had been delayed to September 2003.  Mesaba expects to receive an early lease termination fee of $2.0 million at that time and is accounting for this as a reduction to lease expense over the term of the agreement.  Due to the lease termination agreement, the lease was reclassified from a capital to an operating lease in the first quarter of fiscal 2002.  Mesaba will relocate its hangar facilities to the west side of the airport and is currently evaluating future lease options with the MAC.

Workforce

Approximately 49% of Mesaba’s workforce are members of unions representing pilots, mechanics, dispatchers and flight attendants.  The collective bargaining agreements for the pilots, mechanics, dispatchers and flight attendants become amendable on June 1, 2002, August 22, 2003, May 26, 2005 and April 1, 2006, respectively.  The Railway Labor Act, which governs labor relations for unions representing airline employees, contains detailed provisions that must be exhausted before work stoppage can occur once a collective bargaining agreement becomes amendable.

Benefit Plan

The Company maintains a 401(k) benefit plan for eligible employees whereby the Company will match 25% to 75% of employee contributions to the plan, up to 8% of each employee’s compensation, depending on each employee’s length of service.  The Company’s contribution to the plan totaled $1,562 in fiscal 2002, $1,355 in fiscal 2001 and $1,086 in fiscal 2000.

Regulatory Matters

Mesaba is a party to ongoing Federal Aviation Administration proceedings arising in the ordinary course of business.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or its cash flows.

Litigation

The Company is a party to ongoing legal and tax proceedings arising in the ordinary course of business.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or its cash flows.

Shareholder Lawsuit

In early November 2000, the Company was served with four lawsuits in Hennepin County District Court and one lawsuit in Dakota County District Court.  The Dakota County lawsuit was subsequently transferred to Hennepin County.  The lawsuits were styled as purported class actions on behalf of the Company’s shareholders.  Also named as defendants in the lawsuits were each of the Company’s current directors and Northwest.

The lawsuits arose out of the proposal by Northwest to acquire all of the outstanding shares of the Company’s common stock which Northwest did not presently own.  The lawsuits alleged that the defendants had breached their fiduciary duties to the Company’s shareholders in connection with the proposed transaction.  Each of the lawsuits sought to enjoin the defendants from proceeding with the proposed transaction and, if the transaction was completed, to rescind the transaction or to compensate the Company’s shareholders for alleged damages.  The complaints also sought legal fees and other expenses on behalf of the plaintiffs.

During fiscal 2002, the Company obtained orders dismissing without prejudice each of the lawsuits.

Insurance Lawsuit

On March 2, 2002, Mesaba filed a lawsuit in Minnesota State Court against Federal Insurance Company, a subsidiary of The Chubb Corporation, for coverage of the business interruption, extra expense and fire suppression equipment for the Detroit hangar that was destroyed May 2000.  The ultimate outcome of this lawsuit cannot be predicted with certainty.  As of March 31, 2002, Mesaba has not recorded any contingent gain due to the outstanding lawsuit.

Northwest Airlines Acquisition Offer

On November 1, 2000, Northwest presented the Company with an offer to purchase all of the Company’s outstanding shares not currently owned by Northwest at a price of $13.00 per share.  Northwest owns 5.7 million shares, or approximately 28% of the Company’s current shares outstanding.  The Company’s Board of Directors appointed a special committee of independent directors to consider and act upon Northwest’s offer and other alternatives on behalf of the Company and its public shareholders.

On June 14, 2001, Northwest announced that it had withdrawn its offer to purchase the Company’s shares.

7.                                       Restructuring Charge:

During September 2001, Mesaba initiated a reduction in personnel as a result of the impact of the terrorist attacks of September 11, 2001.  Mesaba recorded within “Administrative and other” in the accompanying consolidated statements of operations for the second quarter of fiscal year 2002 a one-time pre-tax charge of approximately $1.1 million to cover the expected severance and related costs.  The reduction in personnel was completed by September 30, 2001 and affected 382 individuals in all areas of Mesaba.  As of March 31, 2002, Mesaba has paid and charged against the liability approximately $600,000 and reduced the liability by approximately $300,000 during the third quarter due to the employment of certain terminated employees by others.  The remaining reserve is approximately $200,000 as of March 31, 2002.

8.                                       Nonoperating Gain:

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (“Stabilization Act”). The Stabilization Act provides for direct cash grants to U.S. airlines to compensate for “direct and incremental losses” (as defined in the Act and Department of Transportation instructions) incurred from September 11, 2001, through December 31, 2001, and resulting from the attacks. Mesaba recognized a pre-tax grant of approximately $12.5 million as “other nonoperating income” in the accompanying consolidated statements of operations in accordance with Department of Transportation and Financial Accounting Standards Board (“FASB”) guidance.  Mesaba received approximately $10.6 million in cash and has recorded the additional $1.9 million within “accounts receivable, net” in the accompanying consolidated balance sheets as of March 31, 2002.  Mesaba has applied to obtain the remaining $1.9 million with the ultimate collection being subject to approval by the Department of Transportation.

9.             Earnings Per Share:

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued.  Options and warrants totaling 6,041, 4,503 and 4,063 were excluded from the computation of diluted earnings per share for the fiscal 2002, fiscal 2001 and fiscal 2000, respectively, as the impact would have been anti-dilutive.  The following table reconciles the number of shares utilized in the earnings per share calculations:

	2002	2001	2000

Numerator:
Net Income	$7,810	$19,784	$31,061
Denominator:
For Earnings per Common Share - Basic:
Weighted average number of issued shares outstanding	20,289	20,288	20,177
Effect of dilutive securities:
Computed shares outstanding under the Company’s stock option plan utilizing the treasury stock method	169	130	230
Computed shares outstanding under warrants issued utilizing the treasury stock method	143	523	636

For Earnings per Common Share – Diluted:
Weighted Average Common Shares and Common Share Equivalents Outstanding	20,601	20,941	21,043
Earnings per share – Basic	$0.38	$0.98	$1.54
Earnings per share – Diluted	$0.38	$0.94	$1.48

10.                                 Quarterly Financial Data (Unaudited):

(In thousands except share and per share data)

	Quarters of Fiscal Year Ended March 31, 2002				Fiscal Year 2002
	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002

Total operating revenues	$115,226	$108,835	$90,680	$102,172	$416,913
Operating income (loss)	6,786	2,941	(9,262)	341	806
Net income (loss)	4,671	4,260	(1,298)	177	7,810
Earnings (Loss) per Common Share - Basic	$0.23	$0.21	$(0.06)	$0.01	$0.38
Weighted Average Common Shares Outstanding - Basic	20,288	20,288	20,288	20,291	20,289
Earnings (Loss) per Common Share - Diluted	$0.22	$0.21	$(0.06)	$0.01	$0.38
Weighted Average Common Shares and Share Equivalents Outstanding - Diluted	20,824	20,430	20,288	20,570	20,601

	Quarters of Fiscal Year Ended March 31, 2001				Fiscal Year 2001
	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 2001

Total operating revenues	$107,826	$115,070	$105,621	$111,286	$439,803
Operating income	11,725	13,411	2,111	2,101	29,348
Net income	7,718	8,800	2,280	986	19,784
Earnings per Common Share - Basic	$0.38	$0.43	$0.11	$0.05	$0.98
Weighted Average Common Shares Outstanding - Basic	20,269	20,278	20,288	20,288	20,288
Earnings per Common Share - Diluted	$0.37	$0.43	$0.11	$0.05	$0.94
Weighted Average Common Shares and Share Equivalents Outstanding - Diluted	20,956	20,692	21,134	20,983	20,941

Report of independent public accountants

To Mesaba Holdings, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Mesaba Holdings, Inc. and Subsidiary included in this Form 10-K and have issued our report thereon dated May 2, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Minneapolis, Minnesota
May 2, 2002

SCHEDULE II

MESABA HOLDINGS, INC.

VALUATION AND QUALIFYING ACCOUNTS

		ADDITIONS				BALANCES AT END OF YEAR
	BALANCES AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	CHARGED TO REVENUE	DEDUCTIONS
FOR THE YEAR ENDED MARCH 31, 2002:
Allowance for doubtful accounts	$400	590	—	—		$990
Accrued severance and related costs	$—	807	—	578	(1)	$229

FOR THE YEAR ENDED MARCH 31, 2001:
Allowance for doubtful accounts	$2,298	—	5,175	7,073	(2)	$400

FOR THE YEAR ENDED MARCH 31, 2000:
Allowance for doubtful accounts	$2,287	688	2,295	2,972	(3)	$2,298

(1) Represents severance payments.

(2) Write-off of uncollectible receivables of $4,977 and recoveries of $2,096.

(3) Write-off of uncollectible receivables.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption “Election of Directors” in the Proxy Statement for the 2002 Annual Meeting of Shareholders (the “2002 Proxy Statement”).  Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of this Form 10–K under the caption “Executive Officers of the Company” on page 10.

Item 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption “Compensation of Executive Officers” in the 2002 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2002 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption “Certain Transactions” in the 2002 Proxy Statement.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8–K

(3)                                  Exhibits

3A. Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 31, 1995.

3B. Articles of Amendment to the Company’s Articles of Incorporation. Incorporated by reference to exhibit 3A to the Company’s 10-Q for the quarter ended September 30, 1997.

3C. Bylaws. Incorporated by reference to Exhibit 3.2 to the Form S-4, Registration No. 333-22977

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

10AA.  Lease Agreement, dated as of July 1, 1999, between Kenton County Airport Board and Mesaba Aviation, Inc.  Incorporated by reference to Exhibit 10AA to the Company’s Form 10-K for the year ended March 31, 2000.

10BB.  Ground Lease, dated as of September 1, 1999, between Kenton County Airport Board and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10BB to the Company’s Form 10-K for the year ended March 31, 2000.

10CC.  Letter Agreement, dated November 20, 2001, between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. relating to service expansion and rate reductions.  Incorporated by reference to the Company’s Form 8-K filed November 23, 2001.

21.  Subsidiaries.  Incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended March 31, 1997.

23.  Consent of independent public accountants.  Filed herewith.

24.  Powers of Attorney.  Filed herewith.

99.  Letter Regarding Arthur Andersen LLP.  Filed herewith.

(b)  Reports on Form 8-K.  The Company did not file any reports on Form 8-K for the three-month period ended March 31, 2002

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESABA HOLDINGS, INC.

Dated: June 5, 2002	By	/s/ Paul F. Foley
Paul F. Foley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul F. Foley		President and Chief Executive Officer	June 5, 2002
Paul F. Foley		(Principal Executive Officer) and Director

/s/ Robert E. Weil		Vice President and Chief Financial Officer	June 5, 2002
Robert E. Weil		(Principal Financial Officer)

*
Donald E. Benson		Director	June 5, 2002

*
Richard H. Andersen		Director	June 5, 2002

*
Douglas M. Steenland		Director	June 5, 2002

*
Carl R. Pohlad		Director	June 5, 2002

*
Robert C. Pohlad		Director	June 5, 2002

*
Pierson M. Grieve		Director	June 5, 2002

*
Raymond W. Zehr, Jr.		Director	June 5, 2002

* By	/s/ Paul F. Foley	Attorney-in-fact	June 5, 2002
Paul F. Foley

INDEX TO EXHIBITS

Exhibit 23	Consent of independent public accountants

Exhibit 24	Powers of Attorney

Exhibit 99	Letter Regarding Arthur Andersen LLP