Form 10-Q
period 2002-06-30
MESABA HOLDINGS INC
filed 2002-08-14
CIK 835768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

                                                                Yes ☒           No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2002

Common Stock Par value $.01 per share

20,298,141

PART I. FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company’s behalf, that are not historical fact may constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward looking statements involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements.  The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize.  For a discussion of the factors, which could cause the Company’s actual results to differ from forward-looking statements, please see Item 1 of the Company’s Form 10-K for the year ended March 31, 2002.

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MESABA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	June 30, 2002	March 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,686	$31,250
Short term investments	45,955	67,774
Accounts receivable, net	43,030	41,202
Inventories, net	7,384	7,600
Prepaid expenses and deposits	6,942	5,094
Deferred income taxes and other	9,610	9,701
Total current assets	133,607	162,621

PROPERTY AND EQUIPMENT:
Flight equipment	76,039	74,686
Other property and equipment	34,019	32,103
Less: Accumulated depreciation and amortization	(60,633)	(56,174)
Net property and equipment	49,425	50,615

LONG TERM INVESTMENTS	35,684	4,068
OTHER ASSETS, net	8,357	8,550
	$227,073	$225,854

The accompanying notes to the interim condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

MESABA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except share and per share information)

	June 30, 2002	March 31, 2002
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,188	$13,184
Accrued liabilities-
Payroll	8,686	9,537
Maintenance	17,555	16,529
Deferred income	2,485	2,485
Other, primarily property and income taxes	6,330	3,046

Total current liabilities	45,244	44,781

OTHER NONCURRENT LIABILITIES	7,002	7,701

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 60,000,000 shares authorized, 20,298,141 shares issued and outstanding	203	203
Paid-in capital	50,508	50,508
Warrants	16,500	16,500
Other comprehensive loss	(142)	(21)
Retained earnings	107,758	106,182
Total shareholders’ equity	174,827	173,372
	$227,073	$225,854

The accompanying notes to the interim condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

MESABA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended June 30,
	2002	2001
OPERATING REVENUES:
Passenger	$109,030	$112,304
Other	4,324	2,922
Total operating revenues	113,354	115,226

OPERATING EXPENSES:
Wages and benefits	31,789	31,524
Aircraft fuel	5,707	6,676
Aircraft maintenance	19,512	20,559
Aircraft rents	26,502	25,611
Landing fees	1,662	1,671
Insurance and taxes	4,325	1,607
Depreciation and amortization	4,863	4,919
Administrative and other	12,767	15,872
Total operating expenses	107,127	108,439

Operating income	6,227	6,787

NONOPERATING INCOME (EXPENSE):
Interest expense	—	(53)
Write down of investment	(2,751)	—
Other, net	833	1,245
Other income (loss), net	(1,918)	1,192

Income before provision for income taxes	4,309	7,979

PROVISION FOR INCOME TAXES	2,733	3,308
NET INCOME	$1,576	$4,671

NET INCOME PER SHARE:
Earnings per share – Basic	$0.08	$0.23
Earnings per share – Diluted	$0.08	$0.22

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,298	20,288
Diluted	20,417	20,824

The accompanying notes to the interim condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

MESABA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,576	$4,671
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	4,863	4,919
Write down of investment	2,751	—
Amortization of deferred credits	(699)	(559)
Changes in current operating items:
Accounts receivable, net	(1,828)	(1,137)
Inventories, net	216	(829)
Prepaid expenses and deposits	(1,848)	274
Accounts payable and other	222	(2,500)
Net cash provided by operating activities	5,253	4,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(2,818)	(32,098)
Sales of short term investments	21,886	31,994
Purchases of long term investments	(34,954)	—
Sales of long term investments	3,338	—
Purchases of property and equipment, net	(3,269)	(5,994)
Net cash used in investing activities	(15,817)	(6,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	—	(57)
Net cash used in financing activities	—	(57)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,564)	(1,316)

CASH AND CASH EQUIVALENTS:
Beginning of period	31,250	18,916
End of period	$20,686	$17,600
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$—	$53
Income taxes	$957	$2,052

The accompanying notes to the interim condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

MESABA HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands unless otherwise noted)

(Unaudited)

The condensed consolidated financial statements included herein have been prepared by Mesaba Holdings, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements.  The Company’s business is seasonal and, accordingly, interim results are not indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended March 31, 2002, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiary, Mesaba Aviation, Inc. (“Mesaba”).   All significant intercompany balances have been eliminated in consolidation.

2. Agreements with Northwest

Mesaba operates as a regional air carrier providing scheduled passenger and airfreight service as Mesaba Airlines/Northwest Airlink and Mesaba Airlines/Northwest Jet Airlink under two separate agreements with Northwest Airlines, Inc. (“Northwest”) to 103 cities in the United States and Canada from Northwest’s hub airports, Minneapolis/St. Paul, Detroit, and Memphis.

Under the Airline Services Agreement (the “Airlink Agreement”), Mesaba operates SAAB 340 jet-prop aircraft for Northwest.  This agreement provides for exclusive rights to designated service areas and extends through June 30, 2007, automatically renewing indefinitely thereafter.  Either Northwest or Mesaba may terminate the Airlink Agreement on 365 days notice.  In addition, Mesaba purchases fuel, reservation systems, and ground handling and other services from Northwest.  For these services, Mesaba paid to Northwest $4.9 million and $6.8 million for the three months ended June 30, 2002 and 2001, respectively.

Under the Regional Jet Services Agreement (the “Jet Agreement”), Mesaba operates Avro RJ85 (“RJ85”) regional jets for Northwest.  This agreement extends through April 30, 2007, automatically renewing indefinitely thereafter.  Northwest may terminate the Jet Agreement on April 25, 2004 with at least 180 days or up to 365 days prior notice.  Under the Jet Agreement, Mesaba is not required to provide fuel and airport and passenger related services.

Under the agreements, all Mesaba flights appear in Northwest’s timetables and Mesaba receives ticketing and certain check-in, baggage and freight-handling services from Northwest at certain airports.  Mesaba also benefits from its relationship with Northwest through advertising and marketing programs.  The Airlink Agreement and Jet Agreement provide for certain incentive payments from Northwest to Mesaba based on achievement of certain operational or financial goals.  Such incentives totaled $2.0 million and $1.5 million for the three months ended June 30, 2002 and 2001, respectively, and are included in passenger revenues in the accompanying condensed consolidated statements of operations.  Approximately 74% and 69% of the June 30, 2002 and March 31, 2002 accounts receivable balances in the accompanying condensed consolidated balance sheets are due from Northwest.

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

3.               Investments

Investments consist principally of municipal securities and corporate bonds and are classified as available-for-sale as of June 30, 2002 and March 31, 2002.  Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.  As of June 30, 2002, the Company recorded an other-than-temporary impairment of $2.8 million on one investment and established a new cost basis for the investment of $.7 million.  Any further changes to the value of the investment will be recorded within the condensed consolidated statement of operations.  The Company classifies investments that mature within one year as short term.  Investments with maturity date greater than one year are classified as long term.

4.   Restructuring Charge

During September 2001, Mesaba initiated a reduction in personnel as a result of the impact of the terrorist attacks of September 11, 2001.  Mesaba recorded a one-time pre-tax charge of approximately $1.1 million to cover the expected severance and related costs in the second quarter of fiscal year 2002.  The reduction in personnel was completed by September 30, 2001 and affected 382 individuals in all areas of Mesaba.  As of June 30, 2002, Mesaba has paid and charged against the liability approximately $.7 million and reduced the liability by approximately $.3 million in the third quarter of fiscal year 2002 due to the employment of certain terminated employees by others.  The remaining reserve is approximately $.1 million as of June 30, 2002.

5.   Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued.  Options and warrants totaling 6,128 and 4,684 were excluded from the computation of diluted earnings per share for the three months ended June 30, 2002 and 2001, respectively, as the impact would have been anti-dilutive.  The following table reconciles the number of shares utilized in the earnings per share calculations:

	Three Months Ended June 30,
	2002	2001

Net Income	$1,576	$4,671
For Earnings Per Common Share - Basic:
Weighted average number of issued shares outstanding	20,298	20,288
Effect of Dilutive Securities:
Computed shares outstanding under the Company’s stock option plan utilizing the treasury stock method	88	92
Computed shares outstanding under warrants issued utilizing the treasury stock method	31	444
For Earnings Per Common Share - Diluted:
Weighted average common shares and common share equivalents outstanding	20,417	20,824
Earnings Per Share - Basic	$0.08	$0.23
Earnings Per Share - Diluted	$0.08	$0.22

6.               Comprehensive Income

The following table presents the calculation of comprehensive income.  Comprehensive income has no impact on reported net income.  The components of comprehensive income are as follows:

	Three Months Ended June 30,
	2002	2001

Net Income	$1,576	$4,671
Unrealized gains (losses) of investments classified as available for sale	(142)	49
Comprehensive income	$1,434	$4,720

7.                     New Accounting Pronouncements

On June 1, 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 addresses how goodwill and other intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition and after they have been initially recognized.  The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 142 on April 1, 2002 and the adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

The FASB recently issued Statement Nos. 144, 145 and 146.  Management of the Company is in the process of evaluating each of these statements but does not believe the adoption these statements will have a material impact on the Company’s results of operations, financial position or cash flows.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Results of Operations for the Three Months Ended June 30, 2002 and 2001

(As used herein, “unit cost” means operating cost per available seat mile.  Dollars and shares outstanding are expressed in thousands unless otherwise noted.)

Earnings Summary. The Company reported net income of $1,576 or $0.08 diluted earnings per share for the three months ended June 30, 2002, compared to $4,671 or $0.22 diluted earnings per share for the three months ended June 30, 2001.

Operating Revenues.  Total operating revenues decreased 1.6% in the first quarter of fiscal 2003 to $113,354 from $115,226 in the prior year’s first fiscal quarter, and revenue passenger miles decreased 12.4% to 409,742 from 467,872.  Revenue per available seat mile (“RASM”) increased to $0.163 from $0.154 in the previous year’s first fiscal quarter due to Mesaba’s strong operating performance, the achievement of the Northwest contract incentives and increased ground handling activities.  Mesaba’s average passenger load factor (percentage of seats filled on each aircraft on average = RPMs / ASMs ) was 58.9% in the first fiscal quarter compared to 62.6% during the same period a year ago.

	Three months ended June 30,
Operating statistics	2002	2001
Revenue passengers carried	1,426,522	1,707,415
Revenue passenger miles (000’s)	409,742	467,872
Available seat miles (000’s)	695,487	747,714
Passenger load factor	58.9%	62.6%
Revenue per available seat mile	$.163	$.154
Departures	58,669	68,249
Aircraft in service	116	109

Operating Expenses.  Total operating expenses decreased 1.2% in the first quarter of fiscal 2003 to $107,127 from $108,439 in the prior year’s first fiscal quarter.  Cost per available seat mile (“CASM”) increased to $0.154 from $0.145 in the previous year’s first fiscal quarter due to increased insurance costs, aircraft rents and labor associated with ground handling activities.  Available seat miles decreased to 695,487 in the first quarter of fiscal 2003 from 747,714 in the year earlier quarter due to decreased aircraft utilization.  The significant change in unit cost year over year was due to the relationship of fixed operating costs to reduced aircraft utilization.

Operating Costs Per Available Seat Mile (Unit Cost)	Three months ended June 30,
	2002		2001
Wages and benefits	4.6	¢	4.2	¢
Aircraft fuel	0.8		0.9
Aircraft maintenance	2.8		2.8
Aircraft rents	3.8		3.4
Landing fees	0.3		0.2
Insurance and taxes	0.6		0.2
Depreciation and amortization	0.7		0.7
Administrative and other	1.8		2.1
Total	15.4	¢	14.5	¢

Wages and benefits increased 0.8% to $31,789 in the first quarter of fiscal 2003 from $31,524 in the first quarter of fiscal 2002 due primarily to increased customer service staffing at the Minneapolis/St. Paul and Detroit hub locations.

Aircraft fuel decreased 14.5% to $5,707 in the first quarter of fiscal 2003 from $6,676 in the first quarter of fiscal 2002 due primarily to the combined impact of reduced turbo-prop aircraft utilization and fuel consumption.  Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices.  Mesaba’s actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon for both periods.  Northwest provides fuel for the jet operation at its expense.

Aircraft maintenance, excluding wages and benefits, decreased 5.1% to $19,512 in the first fiscal quarter of fiscal 2003 from $20,559 in the first quarter of fiscal 2002 due primarily to lower aircraft utilization which reduced Mesaba’s flight hour based maintenance costs.

Aircraft rents increased 3.5% to $26,502 in the first quarter of fiscal 2003 from $25,611 in the first quarter of fiscal 2002 due to net addition of seven turbo-prop aircraft.  Mesaba added eleven aircraft from Pinnacle Airlines and returned four aircraft to a leasing company over the last two quarters.

Landing fees decreased 0.5% to $1,662 in the first quarter of fiscal 2003 from $1,671 for the first quarter of fiscal 2002 primarily due to offsetting impact of lower flight activity and increased landing fees charged by airports.  Northwest provides landing fees for the jet operation at their expense.

Insurance and taxes increased 169.1% to $4,325 in the first quarter of fiscal 2003 from $1,607 for the first quarter of fiscal 2002 due primarily to increased rates and surcharges imposed after September 11, 2001.

Depreciation and amortization decreased 1.1% to $4,863 in the first quarter of fiscal 2003 compared to $4,919 in the first quarter of fiscal 2002.

Administrative and other decreased 19.6% to $12,767 in the first quarter of fiscal 2003 from $15,872 in the first quarter of fiscal 2002 due to reduced flight crew training and hotel costs incurred as a result of the reduction in flight activity.

Operating Income.  Operating income totaled $6,227 in the first fiscal quarter of 2003, as compared to operating income of $6,787 a year ago.  Mesaba’s operating margin decreased to 5.5% from 5.9% in the prior year’s first fiscal quarter.

Nonoperating Income (Expense).  Nonoperating expense increased to $1,918 in the first fiscal quarter of fiscal 2003 from income of $1,192 for the first quarter of fiscal 2002 due primarily to the recognition of a $2,751 write down of an investment in a  WorldCom bond.  Nonoperating income was also lower due to lower interest rates earned on the Company’s cash and investments.

Provision for Income Taxes. The Company’s blended effective tax rate was 63.4% for the first fiscal quarter of 2002 as compared to 41.5% in the year earlier quarter.  Mesaba adjusts its effective tax rate quarterly based on forecasted operating results for the fiscal year.  The effective tax rate increased due to consistent levels of nondeductible expenses being applied over lower pre-tax earnings.

Liquidity and Capital Resources

The Company’s working capital decreased to $88.4 million with a current ratio of 2.95 at June 30, 2002 compared to $117.8 million and 3.6 at March 31, 2002.  Cash and cash equivalents decreased by $10.6 million to $20.7 million at June 30, 2002.  The primary change in the Company’s working capital, current ratio and level of cash and cash equivalents is the purchase of investments with maturities in excess of one year from June 30, 2002.  In February 2002, the Company implemented a new investment policy which reduced investment concentration from ten percent to five percent and allowed its investment managers to purchase investments with a maximum maturity of two years from one year and an average portfolio life to one year from six months.  Long term investments increased $31.6 million to $35.7 million at June 30, 2002 compared to $4.1 million at March 31, 2002.

Investments consist principally of municipal securities and corporate bonds and are classified as available-for-sale as of June 30, 2002 and March 31, 2002.  Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.  The Company classifies investments that mature within one year as short term.  Investments with maturities greater than one year are classified as long term.

Because of the WorldCom bankruptcy proceedings and current market valuation of its bonds, the Company recorded within the three months ended June 30, 2002 an other-than-temporary impairment of $2.8 million in the condensed consolidated financial statements regarding an investment in a WorldCom bond.  Management established a new cost basis for the WorldCom investment of $.7 million based on the quoted market price as of June 30, 2002.  Any further changes to the value of the WorldCom investment will be recorded within the condensed consolidated statement of operations pending ultimate disposition of the investment.  Management does not believe the write down of the WorldCom investment will materially impact the remainder of the Company’s investment portfolio.

During the three months ending June 30, 2002, Mesaba’s fleet consisted of 116 aircraft covered under operating leases with remaining terms of three months to 15 years and aggregate monthly lease payments of approximately $9.0 million.  Mesaba has the ability to return to the lessor up to 20 turbo-prop aircraft which, if all were returned, would reduce the Mesaba’s aggregate monthly lease payment by a total of $.6 million.  Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with original terms up to 17.5 years.  Mesaba leases its RJ85 aircraft from Northwest under operating leases with terms of up to 10 years.  Continued funding of the monthly minimum lease payments is ensured as long as the current operating contracts with Northwest are in effect.

Approximately 74% of the Company’s accounts receivable balance as of June 30, 2002 is due from Northwest.  Loss of the Company’s affiliation with Northwest or Northwest’s failure to make timely payment of amounts owed to the Company or to otherwise materially perform under the Airlink or Jet Agreement for any reason would have a material adverse effect on the Company’s operations and financial results.

The Company has historically relied upon cash and cash equivalents, investments and internally generated funds to support its working capital requirements.  Management believes that funds from operations will provide adequate resources for meeting non-aircraft capital needs in fiscal 2003.

New Accounting Pronouncement

On June 1, 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 addresses how goodwill and other intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition and after they have been initially recognized.  The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 142 on April 1, 2002 and the adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

The FASB recently issued Statement Nos. 144, 145 and 146.  Management of the Company is in the process of evaluating each of these statements but does not believe the adoption these statements will have a material impact on the Company’s results of operations, financial position or cash flows.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s investment policy requires purchasing investments with high credit quality issuers and limits the amount of credit exposure to any one issuer.  The Company’s investments principally consist of municipal securities and corporate bonds with varying maturity dates, all of which are two years or less.  Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk.  The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates.  A 10% increase in interest rates would result in an approximate $275 decrease in the fair value of the Company’s available-for-sale securities as of June 30, 2002, but no material impact on the results of operations or cash flows.

Part II.

Item 1.    Legal Proceedings

On March 2, 2002, Mesaba filed a lawsuit in Minnesota State Court against Federal Insurance Company, a subsidiary of The Chubb Corporation, for coverage of the business interruption, extra expense and fire suppression for the Detroit hangar that was destroyed due to a severe storm in May 2000.  The ultimate outcome of this lawsuit cannot be predicted with certainty.

Item 4.  Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the Company’s shareholders during the three–month period ended June 30, 2002.

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

21. Subsidiaries. Incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended March 31, 1997.

(b)          Reports on Form 8-K

On July 11, 2002, the Company filed a Form 8-K that disclosed the engagement of Deloitte and Touche LLP as the Company’s new independent auditor for the fiscal year ending March 31, 2003.  Concurrently, the Company announced the dismissal of Arthur Andersen LLP as the Company’s independent auditor.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mesaba Holdings, Inc.

Dated: August 14, 2002

By:

 /s/ Robert E. Weil

Robert E. Weil

Vice President, Chief Financial Officer and Treasurer (principal financial officer and an authorized signatory)

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mesaba Holdings, Inc. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 12(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2002	By:	/s/ Paul F. Foley

Paul F. Foley

President and Chief Executive Officer

Dated: August 14, 2002	By:	/s/ Robert E. Weil

Robert E. Weil

Vice President, Chief Financial Officer and Treasurer