Form 10-Q
period 2002-09-30
MESABA HOLDINGS INC
filed 2002-11-15
CIK 835768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No:  0-17895

MESABA HOLDINGS, INC.

Incorporated under the laws of Minnesota

41-1616499
(I.R.S. Employer ID No.)

Fifth Street Towers, Suite 1720 150 South Fifth Street Minneapolis, MN 55402 (612) 333-0021

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes ☒              No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 5, 2002

Common Stock Par value $.01 per share

20,320,641

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

MESABA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	September 30, 2002	March 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$74,291	$31,250
Short term investments	24,910	67,774
Accounts receivable, net	34,633	41,202
Inventories, net	7,163	7,600
Prepaid expenses and deposits	6,353	5,094
Deferred income taxes and other	9,602	9,701
Total current assets	156,952	162,621

PROPERTY AND EQUIPMENT:
Flight equipment	76,895	74,686
Other property and equipment	34,746	32,103
Less: Accumulated depreciation and amortization	(64,932)	(56,174)
Net property and equipment	46,709	50,615

LONG TERM INVESTMENTS	21,872	4,068
OTHER ASSETS, net	8,516	8,550
	$234,049	$225,854

The accompanying notes to the interim condensed consolidated financial statements are an integral part of these unaudited condensed consolidated balance sheets.

	September 30, 2002	March 31, 2002
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,622	$13,184
Accrued liabilities-
Payroll	9,614	9,537
Maintenance	17,418	16,529
Deferred income	2,485	2,485
Other, primarily property and income taxes	10,203	3,046

Total current liabilities	50,342	44,781

OTHER NONCURRENT LIABILITIES	6,303	7,701

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 60,000,000 shares authorized, 20,298,141 shares issued and outstanding	203	203
Paid-in capital	50,508	50,508
Warrants	16,500	16,500
Other comprehensive income (loss)	64	(21)
Retained earnings	110,129	106,182
Total shareholders’ equity	177,404	173,372
	$234,049	$225,854

The accompanying notes to the interim condensed consolidated financial statements are an integral part of these unaudited condensed consolidated balance sheets.

MESABA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended September 30,
	2002	2001
OPERATING REVENUES:
Passenger	$113,042	$105,631
Other	5,593	3,204
Total operating revenues	118,635	108,835

OPERATING EXPENSES:
Wages and benefits	33,967	32,001
Aircraft fuel	6,399	6,313
Aircraft maintenance	19,953	18,392
Aircraft rents	27,022	25,575
Landing fees	2,127	1,622
Insurance and taxes	4,303	1,561
Depreciation and amortization	4,708	5,008
Administrative and other	15,209	15,422
Total operating expenses	113,688	105,894

Operating income	4,947	2,941

NONOPERATING INCOME (EXPENSE):
Write down of investment	(243)	—
Other, net	861	6,115
Other nonoperating income (expense), net	618	6,115

Income before provision for income taxes	5,565	9,056

PROVISION FOR INCOME TAXES	3,194	4,796
NET INCOME	$2,371	$4,260

NET INCOME PER SHARE:
Earnings per share – Basic	$0.12	$0.21
Earnings per share – Diluted	$0.12	$0.21

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,298	20,288
Diluted	20,302	20,293

The accompanying notes to the interim condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

MESABA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Six Months Ended September 30,
	2002	2001
OPERATING REVENUES:
Passenger	$222,072	$217,935
Other	9,917	6,126
Total operating revenues	231,989	224,061

OPERATING EXPENSES:
Wages and benefits	65,756	63,474
Aircraft fuel	12,106	12,989
Aircraft maintenance	39,465	38,951
Aircraft rents	53,524	51,186
Landing fees	3,789	3,293
Insurance and taxes	8,628	3,168
Depreciation and amortization	9,571	9,927
Administrative and other	27,976	31,346
Total operating expenses	220,815	214,334

Operating income	11,174	9,727

NONOPERATING INCOME (EXPENSE):
Interest expense	—	(53)
Write down of investment	(2,994)	—
Other, net	1,694	7,360
Other nonoperating income (expense), net	(1,300)	7,307

Income before provision for income taxes	9,874	17,034

PROVISION FOR INCOME TAXES	5,927	8,103
NET INCOME	$3,947	$8,931

NET INCOME PER SHARE:
Earnings per share – Basic	$0.19	$0.44
Earnings per share – Diluted	$0.19	$0.44

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,298	20,288
Diluted	20,318	20,293

The accompanying notes to the interim condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

MESABA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,947	$8,931
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	9,571	9,927
Write down of investment	2,994	—
Amortization of deferred credits	(1,398)	(953)
Changes in current operating items:
Accounts receivable, net	6,569	1,529
Inventories, net	437	(1,926)
Prepaid expenses and deposits	(1,259)	498
Accounts payable and other	4,966	(3,023)
Net cash provided by operating activities	25,827	14,983

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(12,390)	(46,936)
Sales of short term investments	52,260	54,890
Purchases of long term investments	(49,204)	—
Sales of long term investments	31,400	—
Purchases of property and equipment, net	(4,852)	(9,506)
Net cash used in investing activities	17,214	(1,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	—	(57)
Net cash used in financing activities	—	(57)

NET INCREASE IN CASH AND CASH EQUIVALENTS	43,041	13,374

CASH AND CASH EQUIVALENTS:
Beginning of period	31,250	18,916
End of period	$74,291	$32,290
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$—	$57
Income taxes	$1,127	$9,533

The accompanying notes to the interim condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

MESABA HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands unless otherwise noted)

(Unaudited)

The condensed consolidated financial statements included herein have been prepared by Mesaba Holdings, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements.  The Company’s business is seasonal and, accordingly, interim results are not indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended March 31, 2002, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

1.               Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mesaba Aviation, Inc. (“Mesaba”) and Ranger Acquisition Corp.   All significant intercompany balances and transactions have been eliminated in consolidation.

2.               Agreements with Northwest

Mesaba operates as a regional air carrier providing scheduled passenger and airfreight service as Mesaba Airlines/Northwest Airlink and Mesaba Airlines/Northwest Jet Airlink under two separate agreements with Northwest Airlines, Inc. (“Northwest”) to 108 cities in the United States and Canada from Northwest’s hub airports, Minneapolis/St. Paul, Detroit, and Memphis.

Under the Airline Services Agreement (the “Airlink Agreement”), Mesaba operates SAAB 340 jet-prop aircraft for Northwest.  This agreement provides for exclusive rights to designated service areas and extends through June 30, 2007, automatically renewing indefinitely thereafter.  Either Northwest or Mesaba may terminate the Airlink Agreement on 365 days notice.  In addition, Mesaba purchases fuel, reservation systems, and ground handling and other services from Northwest.  For these services, Mesaba paid to Northwest $5.5 million, $6.2 million, $10.4 million and $12.9 million for the three and six months ended September 30, 2002 and 2001, respectively.

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

Under the agreements, all Mesaba flights appear in Northwest’s timetables and Mesaba receives ticketing and certain check-in, baggage and freight-handling services from Northwest at certain airports.  Mesaba also benefits from its relationship with Northwest through advertising and marketing programs.  The Airlink Agreement and Jet Agreement provide for certain incentive payments from Northwest to Mesaba based on achievement of certain operational or financial goals.  Such incentives totaled $0.9 million, $1.2 million, $2.9 million and $2.7 million for the three and six months ended September 30, 2002 and 2001, respectively, and are included in passenger revenues in the accompanying condensed consolidated statements of operations.  Approximately 75% and 69% of the September 30, 2002 and March 31, 2002 accounts receivable balances in the accompanying condensed consolidated balance sheets are due from Northwest.

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

3.               Investments

Investments consist principally of municipal securities and corporate bonds and are classified as available-for-sale as of September 30, 2002 and March 31, 2002.  Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.  As of September 30, 2002, the Company recorded an other-than-temporary impairment of $3.0 million on one investment and established a new cost basis for the investment of $.4 million.  The Company classifies investments that mature within one year as short term.  Investments with maturity dates greater than one year are classified as long term.

As of September 30, 2002, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash and Cash Equivalents	$74,291	$1	$—	$74,292
Debt Securities – Available for Sale	46,782	170	(10)	46,942
Total Cash and Investments	$121,073	$171	$(10)	$121,234

During the three and six month periods ended September 30, 2002, the Company recorded realized gains and losses on the sale of investments as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Gross Realized Gains	$183	$83	$208	$89
Gross Realized Losses	(81)	(51)	(81)	(51)
Net Realized Gains (Losses)	$102	$32	$127	$38

4.               Restructuring Charge

During September 2001, Mesaba initiated a reduction in personnel as a result of the impact of the terrorist attacks of September 11, 2001.  Mesaba recorded a one-time pre-tax charge of approximately $1.1 million to cover the expected severance and related costs in the second quarter of fiscal year 2002.  The reduction in personnel was completed by September 30, 2001 and affected 382 individuals in all areas of Mesaba.  As of September 30, 2002, no liability remains as Mesaba has paid and charged against the liability approximately $.8 million and reduced the liability by approximately $.3 million in the third quarter of fiscal year 2002 due to the employment of certain terminated employees by others.

5.               Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued.  Options and warrants totaling 5,964 and 4,150 for the three months ended September 30, 2002 and 2001 and 5,282 and 2,491 for the six months ended September 30, 2002 and 2001 were excluded from the computation of diluted earnings per share as the impact would have been anti-dilutive.

The following tables reconcile the number of shares utilized in the earnings per share calculations:

	Three Months Ended September 30,
	2002	2001

Net Income	$2,371	$4,260
For Earnings Per Common Share - Basic:
Weighted average number of issued shares outstanding	20,298	20,288
Effect of Dilutive Securities:
Computed shares outstanding under the Company’s stock option plan utilizing the treasury stock method	4	5
Computed shares outstanding under warrants issued utilizing the treasury stock method	—	—
For Earnings Per Common Share - Diluted:
Weighted average common shares and common share equivalents outstanding	20,302	20,293
Earnings Per Share - Basic	$0.12	$0.21
Earnings Per Share - Diluted	$0.12	$0.21

	Six Months Ended September 30,
	2002	2001

Net Income	$3,947	$8,931
For Earnings Per Common Share - Basic:
Weighted average number of issued shares outstanding	20,298	20,288
Effect of Dilutive Securities:
Computed shares outstanding under the Company’s stock option plan utilizing the treasury stock method	20	5
Computed shares outstanding under warrants issued utilizing the treasury stock method	—	—
For Earnings Per Common Share - Diluted:
Weighted average common shares and common share equivalents outstanding	20,318	20,293
Earnings Per Share - Basic	$0.19	$0.44
Earnings Per Share - Diluted	$0.19	$0.44

6.               Comprehensive Income

The following tables present the calculation of comprehensive income.  Comprehensive income has no impact on reported net income.  The components of comprehensive income are as follows:

	Three Months Ended September 30,
	2002	2001

Net Income	$2,371	$4,260
Unrealized gains of investments classified as available for sale, net of tax	206	99
Comprehensive income	$2,577	$4,359

	Six Months Ended September 30,
	2002	2001

Net Income	$3,947	$8,931
Unrealized gains of investments classified as available for sale, net of tax	64	148
Comprehensive income	$4,011	$9,079

7.               New Accounting Pronouncements

On June 1, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 addresses how goodwill and other intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition and after they have been initially recognized.  The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 142 on April 1, 2002 and the adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

In August 2001, The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which is required to be adopted for fiscal years beginning after December 15, 2001.  SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets.  The Company adopted SFAS No. 144 on April 1, 2002 and the adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

The FASB recently issued Statement Nos. 143, 145 and 146.  Management of the Company is in the process of evaluating each of these statements but does not believe the adoption of these statements will have a material impact on the Company’s results of operations, financial position or cash flows.

8.               Acquisition

On September 26, 2002, the Company and Ranger Acquisition Corp., a wholly owned subsidiary of the Company (the “Purchaser”), executed a definitive merger agreement (the “Merger Agreement”) providing for the acquisition of Big Sky Transportation Co., a regional air carrier based in Billings, Montana (“Big Sky”), for approximately $3.5 million.

On October 29, 2002, the Purchaser commenced a cash tender offer (the “Offer”) for all outstanding shares of common stock of Big Sky (the “Shares”) for $2.60 per share.  Completion of the Offer is subject to the satisfaction of certain conditions which include, among other things, that there shall have been validly tendered and not withdrawn a number of Shares which, together with all Shares owned, directly or indirectly, by the Company or Purchaser, represents at least two-thirds of Big Sky’s outstanding Shares on a fully-diluted basis, assuming the exercise of all outstanding stock options.

Following the completion of the Offer (and subject to certain conditions), Purchaser will be merged with and into Big Sky, with Big Sky surviving as a wholly owned subsidiary of the Company (the “Merger”).  In the Merger, those shareholders of Big Sky who did not tender their Shares (other than the Company and its subsidiaries and shareholders exercising dissenters’ rights) will be entitled to receive the same price per Share that is offered in the Offer for each Share held by them.

The terms and conditions of the acquisition (including the Offer and the Merger) are more fully described in the Schedule TO filed with the SEC on October 29, 2002 and in the Merger Agreement, which is attached as Exhibit 2 to the Company’s Form 8-K filed with the SEC on September 27, 2002.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2002 and 2001

(As used herein, “unit cost” means operating cost per available seat mile.  Dollars and shares outstanding are expressed in thousands unless otherwise noted.)

Earnings Summary. The Company reported net income of $2,371 or $0.12 diluted earnings per share for the three months ended September 30, 2002, compared to $4,260 or $0.21 diluted earnings per share for the three months ended September 30, 2001.

Operating Revenues.  Total operating revenues increased 9.0% in the second quarter of fiscal 2003 to $118,635 from $108,835 in the prior year’s second fiscal quarter, and revenue passenger miles increased 7.3% to 450,811 from 420,335.  Revenue per available seat mile (“RASM”) increased to $0.159 from $0.154 in the previous year’s second fiscal quarter due to Mesaba’s strong operating performance and increased ground handling activities.  Mesaba’s average passenger load factor (percentage of seats filled on each aircraft on average = RPMs / ASMs ) was 60.6% in the second fiscal quarter compared to 59.5% during the same period a year ago.

	Three months ended September 30,
Operating statistics	2002	2001
Revenue passengers carried	1,577,336	1,547,835
Revenue passenger miles (“RPMs”) (000’s)	450,811	420,335
Available seat miles (“ASMs”) (000’s)	744,514	705,978
Passenger load factor	60.6%	59.5%
Revenue per available seat mile	$.159	$.154
Departures	63,148	64,295
Aircraft in service	116	109

Operating Expenses.  Total operating expenses increased 7.4% in the second quarter of fiscal 2003 to $113,688 from $105,894 in the prior year’s second fiscal quarter.  Cost per available seat mile (“CASM”) increased to $0.153 from $0.149 in the previous year’s second fiscal quarter due primarily to increased insurance costs.  Available seat miles increased to 744,514 in the second quarter of fiscal 2003 from 705,978 in the year earlier quarter due to an increased number of aircraft and the negative impact on flight activity following the September 11, 2001 terrorist attacks.

Operating Costs Per Available Seat Mile (Unit Cost)	Three months ended September 30,
	2002		2001
Wages and benefits	4.6	¢	4.5	¢
Aircraft fuel	0.9		0.9
Aircraft maintenance	2.7		2.6
Aircraft rents	3.6		3.6
Landing fees	0.3		0.2
Insurance and taxes	0.6		0.2
Depreciation and amortization	0.6		0.7
Administrative and other	2.0		2.2
Total	15.3	¢	14.9	¢

Wages and benefits increased 6.1% to $33,967 in the second quarter of fiscal 2003 from $32,001 in the second quarter of fiscal 2002 due primarily to increased customer service staffing at the Minneapolis/St. Paul and Detroit hub locations and health insurance.

Aircraft fuel increased 1.4% to $6,399 in the second quarter of fiscal 2003 from $6,313 in the second quarter of fiscal 2002 due primarily to the offsetting impact of reduced turbo-prop aircraft utilization and an increase in the number of turbo-prop aircraft.  Fuel usage was higher than the same quarter last year, which was reduced due to the events of September 11, 2001.  Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices.  Mesaba’s actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon for both periods.  Northwest provides fuel for the jet operation at its expense under the Jet Agreement.

Aircraft maintenance, excluding wages and benefits, increased 8.5% to $19,953 in the second fiscal quarter of fiscal 2003 from $18,392 in the second quarter of fiscal 2002 due primarily to the combined impact of increased hours flown which increases Mesaba’s flight hour based maintenance costs and price increases in the flight hour based maintenance cost rates.

Aircraft rents increased 5.7% to $27,022 in the second quarter of fiscal 2003 from $25,575 in the second quarter of fiscal 2002 due to the net addition of seven turbo-prop aircraft.  Mesaba added eleven aircraft from Pinnacle Airlines and returned four aircraft to a leasing company since the second quarter a year ago.

Landing fees increased 31.1% to $2,127 in the second quarter of fiscal 2003 from $1,622 for the second quarter of fiscal 2002 primarily due to increased landing fees charged by airports as a result of increased security costs following the events of September 11, 2001.  Northwest provides landing fees for the jet operation at their expense under the Jet Agreement.

Insurance and taxes increased 175.7% to $4,303 in the second quarter of fiscal 2003 from $1,561 for the second quarter of fiscal 2002 due primarily to increased rates and surcharges imposed after September 11, 2001.

Depreciation and amortization decreased 6.0% to $4,708 in the second quarter of fiscal 2003 compared to $5,008 in the second quarter of fiscal 2002.  The reduction in expense is attributable to reduced capital expenditures and extending the ARJ warrant amortization schedule.

Administrative and other decreased 1.4% to $15,209 in the second quarter of fiscal 2003 from $15,422 in the second quarter of fiscal 2002 due primarily to the offsetting impact of $1.1 million restructuring charge taken last year following the events of September 11, 2001 and increased security fees required by the Department of Transportation during fiscal year 2003.

Operating Income.  Operating income totaled $4,947 in the second fiscal quarter of 2003 as compared to operating income of $2,941 a year ago.  Mesaba’s operating margin increased to 4.2% from 2.7% in the prior year’s second fiscal quarter.

Nonoperating Income (Expense).  Nonoperating income decreased to $618 in the second quarter of fiscal 2003 from income of $6,115 for the second quarter of fiscal 2002 due primarily to the $5,250 government grant received last year following September 11, 2001.  Nonoperating income also decreased due to lower interest rates earned on the Company’s cash and investments and the additional write down on the value of the WorldCom bond.

Provision for Income Taxes. The Company’s blended effective tax rate was 57.4% for the second fiscal quarter of 2003 as compared to 53.0% in the year earlier quarter.  Mesaba adjusts its effective tax rate quarterly based on forecasted operating results for the fiscal year.  The effective tax rate increased due to consistent levels of nondeductible expenses being applied over lower pre-tax earnings.

Results of Operations for the Six Months Ended September 30, 2002 and 2001

(As used herein, “unit cost” means operating cost per available seat mile.  Dollars and shares outstanding are expressed in thousands unless otherwise noted.)

Earnings Summary. The Company reported net income of $3,947 or $0.19 diluted earnings per share for the six months ended September 30, 2002, compared to $8,931 or $0.44 diluted earnings per share for the six months ended September 30, 2001.

Operating Revenues.  Total operating revenues increased 3.5% in the first six months of fiscal 2003 to $231,989 from $224,061 in the prior year’s first six months, and revenue passenger miles decreased 3.1% to 860,523 from 888,207.  Revenue per available seat mile (“RASM”) increased to $0.161 from $0.154 in the previous year’s first six months due to Mesaba’s strong operating performance and increased ground handling activities.  Mesaba’s average passenger load factor (percentage of seats filled on each aircraft on average = RPMs / ASMs ) was 59.8% in the first six months compared to 61.1% during the same period a year ago.

	Six months ended September 30,
Operating statistics	2002	2001
Revenue passengers carried	3,003,858	3,255,250
Revenue passenger miles (000’s)	860,523	888,207
Available seat miles (000’s)	1,440,001	1,453,692
Passenger load factor	59.8%	61.1%
Revenue per available seat mile	$.161	$.154
Departures	121,817	132,544
Aircraft in service	116	109

Operating Expenses.  Total operating expenses increased 3.0% in the first six months of fiscal 2003 to $220,815 from $214,334 in the prior fiscal year’s first six months.  Cost per available seat mile (“CASM”) increased to $0.153 from $0.147 in the previous fiscal year’s first six months due to increased insurance costs and labor associated with ground handling activities.  Available seat miles decreased to 1,440,001 in the first six months of fiscal 2003 from 1,453,692 in the year earlier six-month period due to decreased aircraft utilization.  The significant change in unit cost year over year was due to the relationship of fixed operating costs to reduced aircraft utilization.

Operating Costs Per	Six months ended September 30,
Available Seat Mile (Unit Cost)	2002		2001
Wages and benefits	4.6	¢	4.4	¢
Aircraft fuel	0.8		0.9
Aircraft maintenance	2.7		2.6
Aircraft rents	3.7		3.5
Landing fees	0.3		0.2
Insurance and taxes	0.6		0.2
Depreciation and amortization	0.7		0.7
Administrative and other	1.9		2.2
Total	15.3		14.7

Wages and benefits increased 3.6% to $65,756 in the first six months of fiscal 2003 from $63,474 in the first six months of fiscal 2002 due primarily to increased customer service staffing at the Minneapolis/St. Paul and Detroit hub locations.

Aircraft fuel decreased 0.7% to $12,106 in the first six months of fiscal 2003 from $12,989 in the first six months of fiscal 2002 due primarily to the offsetting impact of reduced turbo-prop aircraft utilization and seven additional turbo-prop aircraft.  Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices.  Mesaba’s actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon for both periods.  Northwest provides fuel for the jet operation at its expense under the Jet Agreement.

Aircraft maintenance, excluding wages and benefits, increased 0.1% to $39,465 in the first six months of fiscal 2003 from $38,951 in the first six months of fiscal 2002, due to higher rates on maintenance contracts and aging aircraft.

Aircraft rents increased 4.6% to $53,524 in the first six months of fiscal 2003 from $51,186 in the first six months of fiscal 2002 due to the net addition of seven turbo-prop aircraft.  Mesaba added eleven aircraft from Pinnacle Airlines and returned four aircraft to a leasing company since the first six months of fiscal 2002.

Landing fees increased 15.1% to $3,789 in the first six months of fiscal 2003 from $3,293 for the first six months of fiscal 2002 primarily due to increased landing fees charged by airports and partially offset by a decline in turbo-prop departures.  Northwest provides landing fees for the jet operation at their expense under the Jet Agreement.

Insurance and taxes increased 172.3% to $8,628 in the first six months of fiscal 2003 from $3,168 for the first six months of fiscal 2002 due primarily to increased rates and surcharges imposed after September 11, 2001.

Depreciation and amortization decreased 3.6% to $9,571 in the first six months of fiscal 2003 compared to $9,927 in the first six months of fiscal 2002. The reduction in expense is attributable to reduced capital expenditures, and extending the ARJ warrant amortization schedule.

Administrative and other decreased 10.8% to $27,976 in the first six months of fiscal 2003 from $31,346 in the first six months of fiscal 2002 due to reduced flight crew training and hotel costs incurred as a result of the reduction in flight activity and a $1.1 million restructuring charge taken last year following September 11, 2001.

Operating Income.  Operating income totaled $11,174 in the first six months of fiscal 2003, as compared to operating income of $9,727 a year ago.  Mesaba’s operating margin increased to 4.8% from 4.3% in the prior year’s first fiscal six months.

Nonoperating Income (Expense).  Nonoperating expense of $1,300 for the first six months of fiscal 2003 was primarily due to the recognition of a $2,994 write down of an investment in a WorldCom bond.  In fiscal 2002, nonoperating income of $7,307 was primarily due to the recognition of $5,250 in a government grant following the events of September 11, 2001.  Other nonoperating income decreased in fiscal 2003 as compared to fiscal 2002 due to lower interest rates earned on the Company’s cash and investments.

Provision for Income Taxes. The Company’s blended effective tax rate was 60.0% for the first six months of fiscal 2003 as compared to 47.6% in the year earlier period.  Mesaba adjusts its effective tax rate quarterly based on forecasted operating results for the fiscal year.  The effective tax rate increased due to consistent levels of nondeductible expenses being applied over lower pre-tax earnings.

Liquidity and Capital Resources

The Company’s working capital decreased to $106,610 with a current ratio of 3.12 at September 30, 2002 as compared to $117,840 and 3.63 at March 31, 2002.  Cash and cash equivalents increased by $43,041 to $74,291 at September 30, 2002.  The primary change in the Company’s working capital, current ratio and level of cash and cash equivalents is the purchase of investments with maturities in excess of one year.  In February 2002, the Company implemented a new investment policy which reduced investment concentration from ten percent to five percent and allowed its investment managers to purchase investments with a maximum maturity of two years from one year and an average portfolio life to one year from six months.  Long term investments increased $17,804 to $21,872 at September 30, 2002 compared to $4,068 at March 31, 2002.

Investments consist principally of municipal securities and corporate bonds and are classified as available-for-sale as of September 30, 2002 and March 31, 2002.  Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.  The Company classifies investments that mature within one year as short term.  Investments with maturities greater than one year are classified as long term.

Because of the WorldCom bankruptcy proceedings and current market valuation of its bonds, the Company recorded within the six months ended September 30, 2002 an other-than-temporary impairment of $2,994 in the condensed consolidated financial statements regarding an investment in a WorldCom bond.  Management established a new cost basis for the WorldCom investment of $402 based on the quoted market price as of September 30, 2002.  Any further impairment to the value of the WorldCom investment will be recorded within the condensed consolidated statement of operations pending ultimate disposition of the investment.  Management does not believe the write down of the WorldCom investment will materially impact the remainder of the Company’s investment portfolio.

During the six months ending September 30, 2002, Mesaba’s fleet consisted of 115 aircraft covered under operating leases with remaining terms of less than a month to 14 years and aggregate monthly lease payments of approximately $9,126.  Mesaba has the ability to return to the lessor up to 20 turbo-prop aircraft which, if all were returned, would reduce the Mesaba’s aggregate monthly lease payment by a total of $620.  Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with original terms up to 17.5 years.  Mesaba leases its RJ85 aircraft from Northwest under operating leases with terms of up to 10 years.  Continued funding of the monthly minimum lease payments is ensured as long as the current operating contracts with Northwest are in effect.

Approximately 75% of the Company’s accounts receivable balance as of September 30, 2002 was due from Northwest.  Loss of the Company’s affiliation with Northwest or Northwest’s failure to make timely payment of amounts owed to the Company or to otherwise materially perform under the Airlink or Jet Agreements for any reason would have a material adverse effect on the Company’s operations and financial results.

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

In August 2001, The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which is required to be adopted for fiscal years beginning after December 15, 2001.  SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets.  The Company adopted SFAS No. 144 on April 1, 2002 and the adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

The FASB recently issued Statement Nos. 143, 145 and 146.  Management of the Company is in the process of evaluating each of these statements but does not believe the adoption of these statements will have a material impact on the Company’s results of operations, financial position or cash flows.

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

Item 4.    CONTROLS AND PROCEDURES.

Based on an evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, Paul F. Foley, President and Chief Executive Officer of the Company, and Robert E. Weil, Vice President, Chief Financial Officer and Treasurer of the Company, have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II.

Item 4.    Submissions of Matters to a Vote of Security Holders.

The Company filed with the Securities and Exchange Commission a definitive proxy statement dated July 18, 2002 in connection with its annual meeting of shareholders held on August 22, 2002.  At the annual meeting, the Company’s shareholders elected the following persons as Class Two directors, each for a term of three years:

	Votes For	Votes Withheld
Donald E. Benson	19,600,488	185,090
Carl R. Pohlad	18,573,533	1,212,045
Douglas M. Steenland	19,600,236	185,342

The Company’s shareholders also ratified the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the fiscal year ending March 31, 2003, with 19,677,404 votes “FOR,” 72,614 votes “against” and 35,560 abstentions.  There were no brokers non-votes.

Item 5.    Other Information.

On September 26, 2002, the Company and Ranger Acquisition Corp., a wholly owned subsidiary of the Company (the “Purchaser”), executed a definitive merger agreement (the “Merger Agreement”) providing for the acquisition of Big Sky Transportation Co., a regional air carrier based in Billings, Montana (“Big Sky”), for approximately $3.5 million.

On October 29, 2002, the Purchaser commenced a cash tender offer (the “Offer”) for all outstanding shares of common stock of Big Sky (the “Shares”) for $2.60 per share.  Completion of the Offer is subject to the satisfaction of certain conditions which include, among other things, that there shall have been validly tendered and not withdrawn a number of Shares which, together with all Shares owned, directly or indirectly, by the Company or Purchaser, represents at least two-thirds of Big Sky’s outstanding Shares on a fully-diluted basis, assuming the exercise of all outstanding stock options.

Following the completion of the Offer (and subject to certain conditions), Purchaser will be merged with and into Big Sky, with Big Sky surviving as a wholly owned subsidiary of the Company (the “Merger”).  In the Merger, those shareholders of

Big Sky who did not tender their Shares (other than the Company and its subsidiaries and shareholders exercising dissenters’ rights) will be entitled to receive the same price per Share that is offered in the Offer for each Share held by them.

The terms and conditions of the acquisition (including the Offer and the Merger) are more fully described in the Schedule TO filed with the SEC on October 29, 2002 and in the Merger Agreement, which is attached as Exhibit 2 to the Company’s Form 8-K filed with the SEC on September 27, 2002.

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

10N. DOT Certificate of Public Convenience and Necessity dated October 26, 1992. Incorporated by reference to Exhibit 10FF of the Company’s Form 10-K for the year ended March 31, 1993.

10O. Stock Purchase Agreement between AirTran Corporation and Carl R. Pohlad dated as of October 18, 1993. Incorporated by reference to Exhibit 10 of the Company’s Form 8-K dated October 19, 1993.

10P. 1994 Stock Option Plan (as amended July 1, 1997). Incorporated by reference to Exhibit 10B to the Company’s Form 10-Q for the quarter ended September 30, 1997.

10Q. Agreement between AirTran Corporation, Mesaba Aviation, Inc., Northwest Aircraft, Inc., and Northwest Airlines, Inc. dated May 18, 1995.  Incorporated by reference to Exhibit 10A of the Company’s Form 8-K as filed May 18, 1995.

10R. Preliminary Agreement between AirTran Corporation, Mesaba Aviation, Inc. and Northwest Airlines, Inc. dated March 8, 1995.  Incorporated by reference to Exhibit 10 of the Company’s Form 8-Kas filed March 8, 1995.

10S. Term Sheet Proposal for the Acquisition of Saab 340 Aircraft by Mesaba Aviation, Inc. dated March 7, 1996 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2).  Incorporated by reference to Exhibit 10U to the Company’s Form 10-K/A for the year ended March 31, 1996.

10T. Letter Agreement regarding Saab 340B Plus Acquisition Financing dated March 7, 1996 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10V to the Company’s Form 10-K/A for the year ended March 31, 1996.

10U. Letter Agreement of April 26, 1996 relating to Airline Services Agreement between Mesaba Aviation, Inc. and Northwest Airlines,  Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2).  Incorporated by reference to Exhibit 10W to the Company’s Form 10-K/A for the year ended March 31, 1996.

10V. Letter Agreement of October 25, 1996 relating to Regional Jet Services Agreement between Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2).  Incorporated by reference to Exhibit 10A to the Company’s Form 10-Q/A for the quarter ended September 30, 1996.

10W. Amendment No. 1 to Regional Jet Services Agreement dated April 1, 1998 between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company’s Form 10-Q for the quarter ended June 30, 1998.

10X. Amendment No. 2 to Regional Jet Services Agreement dated June 2, 1998 between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10B to the Company’s Form 10-Q for the quarter ended June 30, 1998.

10Y. Lease Agreement, dated as of July 1, 1999, between Kenton County Airport Board and Mesaba Aviation, Inc.  Incorporated by reference to Exhibit 10AA to the Company’s Form 10-K for the year ended March 31, 2000.

10Z. Ground Lease, dated as of September 1, 1999, between Kenton County Airport Board and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10BB to the Company’s Form 10-K for the year ended March 31, 2000.

10AA. Letter Agreement dated November 20, 2001, between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. relating to service expansion and rate reductions.  Incorporated by reference to the Company’s Form 8-K filed November 23, 2001.

10BB. Agreement and Plan of Merger among Mesaba Holdings, Inc., Ranger Acquisition Corp. and Big Sky Transportation Co. dated September 26, 2002.  Incorporated by reference to the Company’s Form 8-K filed September 27, 2002.

21. Subsidiaries. Filed herewith.

(b)           Reports on Form 8-K

The Company filed two reports on Form 8-K during the quarter ended September 30, 2002.

On July 17, 2002, the Company filed a Form 8-K reporting the dismissal of Arthur Andersen LLP and the appointment of Deloitte & Touche LLP as the Company’s independent auditor.  On September 27, 2002, the Company filed a Form 8-K announcing a definitive Agreement and Plan of Merger to acquire Big Sky Transportation Co., a regional air carrier based in Billings, Montana.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mesaba Holdings, Inc.

Dated: November 13, 2002

By:

 /s/ Robert E. Weil

Robert E. Weil

Vice President, Chief Financial Officer and Treasurer (principal financial officer and an authorized signatory)

CERTIFICATION

I, Paul F. Foley, President and Chief Executive Officer of Mesaba Holdings, Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Mesaba Holdings, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

By: /s/ Paul F. Foley
Paul F. Foley
President and Chief Executive Officer

CERTIFICATION

I, Robert E. Weil, Vice President, Chief Financial Officer and Treasurer of Mesaba Holdings, Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Mesaba Holdings, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

By: /s/ Robert E. Weil
Robert E. Weil
Vice President, Chief Financial Officer and Treasurer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mesaba Holdings, Inc. (the “Company”) on Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 12(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 13, 2002	By:	/s/ Paul F. Foley

Paul F. Foley

President and Chief Executive Officer

Dated: November 13, 2002	By:	/s/ Robert E. Weil

Robert E. Weil

Vice President, Chief Financial Officer and Treasurer