Form 10-Q
period 2002-12-31
MESABA HOLDINGS INC
filed 2003-02-14
CIK 835768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2002

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

Yes ☒                    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 1, 2003

Common Stock Par value $.01 per share

20,320,641

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company’s behalf, that are not historical fact may constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward looking statements involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements.  The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize.  Factors which could cause the Company’s actual results to differ from forward-looking statements include material changes in the relationship between the Company and Northwest Airlines; reductions or interruptions in Northwest Airlines’ air service; reduced passenger and flight activity as a result of the terrorist events of September 11, 2001; expenses associated with restructuring the Company’s operations; a general slow-down in the United States economy; increased operating costs due to the events of September 11, 2001; the impact of United States government programs on the Company’s operations; changes in regulations affecting the Company, including DOT and FAA regulations or directives affecting airworthiness of aircraft; the acquisition and phase-in of aircraft; seasonal factors; labor relationships, including labor shortages, slow downs and/or work stoppages associated with the outcome of contract negotiations between the Company and its collectively bargained employees; unanticipated costs resulting from the acquisition of Big Sky Transportation Co.; and reductions in passenger demand that could result if the United States goes to war.

Part I.  FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MESABA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	December 31, 2002	March 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$61,758	$31,250
Short term investments	29,239	67,774
Accounts receivable, net	40,292	41,202
Inventories, net	8,707	7,600
Prepaid expenses and deposits	5,306	5,094
Deferred income taxes and other	8,510	9,701
Total current assets	153,812	162,621

PROPERTY AND EQUIPMENT:
Flight equipment	77,587	74,686
Other property and equipment	37,598	32,103
Less: Accumulated depreciation and amortization	(69,711)	(56,174)
Net property and equipment	45,474	50,615

LONG TERM INVESTMENTS	26,321	4,068
OTHER ASSETS, net	13,002	8,550
	$238,609	$225,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	December 31, 2002	March 31, 2002
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,425	$13,184
Accrued liabilities:
Payroll	11,163	9,537
Maintenance	17,743	16,529
Deferred income	3,407	2,485
Other, primarily property and income taxes	6,089	3,046

Total current liabilities	52,827	44,781

OTHER NONCURRENT LIABILITIES	6,717	7,701

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 60,000,000 shares authorized, 20,320,641 shares issued and outstanding	203	203
Paid-in capital	50,674	50,508
Warrants	16,500	16,500
Accumulated other comprehensive income (loss)	276	(21)
Retained earnings	111,412	106,182
Total shareholders’ equity	179,065	173,372
	$238,609	$225,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MESABA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended December 31,
	2002	2001
OPERATING REVENUES:
Passenger	$106,675	$86,752
Other	6,146	3,928
Total operating revenues	112,821	90,680

OPERATING EXPENSES:
Wages and benefits	33,762	30,021
Aircraft fuel	5,068	5,081
Aircraft maintenance	20,227	16,443
Aircraft rents	27,024	25,566
Landing fees	1,791	2,047
Insurance and taxes	3,824	3,771
Depreciation and amortization	4,608	4,997
Administrative and other	15,122	12,016
Total operating expenses	111,426	99,942

Operating income (loss)	1,395	(9,262)

NONOPERATING INCOME (EXPENSE):
Interest income	631	874
Interest expense	(28)	—
Other	(10)	7,254
Other income, net	593	8,128

Income (loss) before provision for income taxes	1,988	(1,134)

PROVISION FOR INCOME TAXES	705	164
NET INCOME (LOSS)	$1,283	$(1,298)

NET INCOME (LOSS) PER SHARE:
Earnings (loss) per share – basic	$0.06	$(0.06)
Earnings (loss) per share – diluted	$0.06	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,315	20,288
Diluted	20,315	20,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MESABA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Nine Months Ended December 31,
	2002	2001
OPERATING REVENUES:
Passenger	$328,747	$304,687
Other	16,063	10,054
Total operating revenues	344,810	314,741

OPERATING EXPENSES:
Wages and benefits	99,518	93,495
Aircraft fuel	17,174	18,070
Aircraft maintenance	59,692	55,394
Aircraft rents	80,548	76,752
Landing fees	5,580	5,340
Insurance and taxes	12,452	6,939
Depreciation and amortization	14,179	14,924
Administrative and other	43,098	43,362
Total operating expenses	332,241	314,276

Operating income	12,569	465

NONOPERATING INCOME (EXPENSE):
Interest income	2,083	2,963
Interest expense	(28)	(53)
Writedown of investment	(2,994)	—
Other	232	12,525
Other income (expense), net	(707)	15,435

Income before provision for income taxes	11,862	15,900

PROVISION FOR INCOME TAXES	6,632	8,267
NET INCOME	$5,230	$7,633

NET INCOME PER SHARE:
Earnings per share – basic	$0.26	$0.38
Earnings per share – diluted	$0.26	$0.37

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,304	20,288
Diluted	20,358	20,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MESABA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,230	$7,633
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation and amortization	14,179	14,924
Writedown of investment	2,994	—
Amortization of deferred credits	(2,092)	(1,611)
Changes in current operating items, net of acquisition:
Accounts receivable, net	2,761	(21,426)
Inventories, net	(23)	(2,167)
Prepaid expenses and deposits	61	568
Accounts payable and other	2,216	(5,065)
Net cash provided by (used in) operating activities	25,326	(7,144)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Big Sky, net of cash acquired	(3,225)	—
Purchases of investments	(81,663)	(55,626)
Sales of investments	94,951	84,680
Purchases of property and equipment, net of acquisition	(4,987)	(11,789)
Net cash provided by investing activities	5,076	17,265

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term obligations	—	(57)
Proceeds from issuance of common stock	106	—
Net cash provided by (used in) financing activities	106	(57)

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,508	10,064

CASH AND CASH EQUIVALENTS:
Beginning of period	31,250	18,916
End of period	$61,758	$28,980
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$48	$57
Income taxes	$6,253	$9,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MESABA HOLDINGS, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands unless otherwise noted)

(Unaudited)

The condensed consolidated financial statements included herein have been prepared by Mesaba Holdings, Inc. (the “Company” or “Holdings”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements.  The Company’s business is seasonal and, accordingly, interim results are not indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended March 31, 2002, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mesaba Aviation, Inc. (“Mesaba”) and Big Sky Transportation Co. (“Big Sky”).   All significant intercompany transactions have been eliminated in consolidation.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses.  Significant estimates include assumptions used to record certain accrued liabilities and the estimated useful lives of property and equipment.  Actual results may differ from these estimates.

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

Under the Airline Services Agreement (the “Airlink Agreement”), Mesaba operates SAAB 340 jet-prop aircraft for Northwest.  This agreement provides for exclusive rights to designated service areas and extends through June 30, 2007, automatically renewing indefinitely thereafter.  Either Northwest or Mesaba may terminate the Airlink Agreement on 365 days notice.  In addition, Mesaba purchases fuel, ground handling, and other services from Northwest.  For these services, Mesaba paid to Northwest $4.7 million, $6.5 million, $15.1 million, and $19.4 million for the three and nine months ended December 31, 2002 and 2001, respectively.

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

Under the agreements, all Mesaba flights appear in Northwest’s timetables and Mesaba receives ticketing and certain check-in, baggage and freight-handling services from Northwest at certain airports.  Mesaba also benefits from its relationship with Northwest through advertising and marketing programs.  The Airlink Agreement and Jet Agreement provide for certain incentive payments from Northwest to Mesaba based on achievement of certain operational or financial goals.  Such incentives totaled $1.0 million, $3.9 million and $1.8 million for the three months ended December 31, 2002 and nine months ended December 31, 2002 and 2001, respectively, and are included in passenger revenues in the accompanying condensed consolidated statements of operations.  For the three months ended December 31, 2001, Mesaba agreed to suspend the Northwest incentive program as part of the concessions granted to Northwest post-September 11, 2001.  Approximately 76% and 69% of the December 31, 2002 and March 31, 2002 accounts receivable balances in the accompanying condensed consolidated balance sheets are due from Northwest.

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

3. Acquisition

On September 26, 2002, the Company and Ranger Acquisition Corp., a wholly-owned subsidiary of the Company (the “Purchaser”), executed a definitive merger agreement (the “Merger Agreement”) providing for the acquisition of the Big Sky Transportation Co. a regional air carrier based in Billings, Montana (“Big Sky”), for $3.2 million, net of cash acquired of $0.3 million.

On October 29, 2002, the purchaser commenced a cash tender offer (the “Offer”) for all outstanding shares of common stock of Big Sky (the “Shares”) for $2.60 per share.  The Offer expired on November 27, 2002 and the Company accepted the tendered shares for payment effective December 1. 2002.  Approximately 90.9% of Big Sky’s issued and outstanding shares of common stock were tendered in the Offer.

Effective December 3, 2002, the purchaser was merged with and into Big Sky, with Big Sky surviving as a wholly-owned subsidiary of the Company.  Shareholders of Big Sky who did not tender their Shares (other than the Company and it’s subsidiaries and shareholders exercising dissenters’ rights) are entitled to receive $2.60 per share, the same price as in the Offer.

The terms and conditions of the acquisition (including the Offer and the Merger) are more fully described in Schedule TO filed with the SEC on October 29, 2002 and in the Merger Agreement, which is attached as Exhibit 2 to the Company’s Form 8-K filed with the SEC on September 27, 2002.

The Company funded the acquisition with cash from operations and accounted for the acquisition using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. Certain of the liabilities assumed have been recorded based upon preliminary estimates as of the date of the acquisition and are subject to future adjustment pending completion of an independent appraisal.  The excess of the purchase price over the fair market value of the net assets acquired was allocated to intangible assets.  Results of Big Sky’s operations have been included in the accompanying condensed consolidated financial statements since the date of acquisition.  Due to the lack of materiality of Big Sky’s operations, pro forma financial results are not presented.

4. Investments

Investments consist principally of municipal securities and corporate bonds and are classified as available-for-sale as of December 31, 2002 and March 31, 2002.  Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.  As of December 31, 2002, the Company recorded an other-than-temporary impairment of $3.0 million on one investment and established a new cost basis for the investment of $.4 million.  The Company classifies investments that mature within one year as short term.  Investments with maturity dates greater than one year are classified as long term.

As of December 31, 2002, the amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents and investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

Cash and cash equivalents	$61,758	$1	$(7)	$61,752
Debt securities – available for sale	55,560	676	(9)	56,227
Total cash and investments	$117,318	$677	$(16)	$117,979

During the three and nine month periods ended December 31, the Company recorded realized gains and losses on the sale of investments as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Gross realized gains	$18	$278	$226	$367
Gross realized losses	—	(22)	(81)	(73)
Net realized gains (losses)	$18	$256	$145	$294

5. Restructuring Charge

During September 2001, Mesaba initiated a reduction in personnel as a result of the impact of the terrorist attacks of September 11, 2001.  Mesaba recorded a one-time pre-tax charge of approximately $1.1 million to cover the expected severance and related costs in the second quarter of fiscal 2002.  The reduction in personnel was completed by September 30, 2001 and affected 382 individuals in all areas of Mesaba.  As of September 30, 2002, no liability remained as Mesaba paid and charged against the liability approximately $0.8 million and reduced the liability by approximately $0.3 million in the third quarter of fiscal 2002 due to the employment of certain terminated employees by others.

6. Stock Options

In December 2002, the Company repriced stock options to purchase 745,000 shares of the Company’s common stock with exercise prices ranging from $9.05 to $18.00 to an exercise price of $5.97 which represented the fair market value on the date of the repricing. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, the Company has adopted variable plan accounting for these options from the date of the repricing. For the three and nine months ended December 31, 2002, the Company recorded compensation expense of $60 as a result of the repricing.

7. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed by dividing net income or loss by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued.  Options and warrants totaling 6,284 and 5,663 for the three months ended December 31, 2002 and 2001 and 5,179 and 4,665 for the nine months ended December 31, 2002 and 2001 were excluded from the computation of diluted earnings per share as the impact would have been anti-dilutive.

The following tables reconcile the number of shares utilized in the consolidated earnings (loss) per share calculations:

	Three Months Ended December 31,
	2002	2001

Net income (loss)	$1,283	$(1,298)
For earnings (loss) per common share - basic:
Weighted average number of issued shares outstanding	20,315	20,288
Effect of dilutive Securities:
Computed shares outstanding under the Company’s stock option plan utilizing the treasury stock method	—	—
Computed shares outstanding under warrants issued utilizing the treasury stock method	—	—
For earnings (loss) per common share - diluted:
Weighted average common shares and common share equivalents outstanding	20,315	20,288
Earnings (loss) per share – basic	$0.06	$(0.06)
Earnings (loss) per share – diluted	$0.06	$(0.06)

	Nine Months Ended December 31,
	2002	2001

Net income	$5,230	$7,633
For earnings per common share - basic:
Weighted average number of issued shares outstanding	20,304	20,288
Effect of dilutive securities:
Computed shares outstanding under the Company’s stock option plan utilizing the treasury stock method	54	192
Computed shares outstanding under warrants issued utilizing the treasury stock method	—	—
For earnings per common Share - diluted:
Weighted average common shares and common share equivalents outstanding	20,358	20,480
Earnings per share – basic	$0.26	$0.38
Earnings per share – diluted	$0.26	$0.37

8. Consolidated Comprehensive Income (Loss)

The following table presents the calculation of consolidated comprehensive income (loss).  Comprehensive income (loss) has no impact on reported net income (loss).  The components of comprehensive income (loss) are as follows:

	Three Months Ended December 31,
	2002	2001

Net income (loss)	$1,283	$(1,298)
Unrealized gains (losses) on investments classified as available for sale	212	(79)
Comprehensive income (loss)	$1,495	$(1,377)

	Nine Months Ended December 31,
	2002	2001

Net income	$5,230	$7,633
Unrealized gains on investments classified as available for sale	276	69
Comprehensive income	$5,506	$7,702

9. New Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 addresses how goodwill and other intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition and after they have been initially recognized.  The provisions of SFAS No. 142 was required to be applied starting with fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 142 on April 1, 2002 and the adoption did not have a material impact on the Company’s results of operations, financial position or cash flows because the Company did not have any goodwill or other intangible assets at the time of adoption.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or disposal of Long-Lived Assets” which was required to be adopted for fiscal years beginning after December 15, 2001.  SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets.  The Company adopted SFAS No. 144 on April 1, 2002 and the adoption did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be classified as an extraordinary item.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged.  The Company will adopt SFAS 145 as of April 1, 2003.  The adoption of SFAS No. 145 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company will be required to adopt SFAS No. 146 effective for any exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In  November  2002,  the FASB issued FASB  Interpretation  No. 45,  “Guarantor’s Accounting  and  Disclosure Requirements  for  Guarantees,  Including  Indirect Guarantees  of  Indebtedness  of  Others”  (“FIN  45”).  FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain issued and outstanding guarantees.  The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN 45 did not have a material impact on the Company’s consolidated balance sheet or results of operations, financial position, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.  The Company will provide the annual disclosures required by SFAS No. 148 for the year ending March 31, 2003.  The Company will provide the interim disclosures required by SFAS No. 148 beginning in the first quarter of fiscal 2004.

10. Segment Information

Operating segment information for Mesaba, Big Sky (from the date of acquisition), and Holdings were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Operating Revenues:
Mesaba	$111,083	$90,680	$343,072	$314,741
Big Sky from December 1, 2002	1,738	n/a	1,738	n/a
Holdings	—	—	—	—
Consolidated	$112,821	$90,680	$344,810	$314,741

Income (Loss)
Before Income Taxes:
Mesaba	$2,321	$(1,911)	$14,643	$13,211
Big Sky from December 1, 2002	(235)	n/a	(235)	n/a
Holdings	(98)	777	(2,546)	2,689
Consolidated	$1,988	$(1,134)	$11,862	$15,900

Total Assets at
End of Period:
Mesaba	$116,537	$183,882	$116,537	$183,882
Big Sky	10,061	n/a	10,061	n/a
Holdings	121,892	71,794	121,892	71,794
Elimination	(9,881)	(32,870)	(9,881)	(32,870)
Consolidated	$238,609	$222,806	$238,609	$222,806

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

(Dollars and shares outstanding are expressed in thousands unless otherwise noted.)

Three Months Ended December 31, 2002 and 2001

The Company’s consolidated net income for the quarter ended December 31, 2002 was $1.3 million, or $0.06 per diluted share, compared with a net loss of $1.3 million, or $0.06 per share, for the quarter ended December 31, 2001. Fiscal 2002 results were significantly impacted as a result of the aftermath of the terrorist events of September 11, 2001 and include the recognition of $7.2 million in U.S. government grant proceeds.  The Company’s consolidated operating income for the quarter ended December 31, 2002 was $1.4 million compared with an operating loss of $9.3 million for the quarter ended December 31, 2001.  Due to the recent acquisition and materiality of Big Sky's operations, discussion of Big Sky’s operating results and statistics is not presented.

Mesaba Operating Revenues.  Total operating revenues increased 22.5% in the third quarter of fiscal 2003 to $111,083 from $90,680 in the prior year’s third fiscal quarter due primarily to the elimination of the prior year’s approximate 10% rate reduction given to Northwest, a 9.8% increase in available seat miles, increased ground handling activities and strong operating performance.  Operating statistics were as follows:

	Three months ended December 31,
Operating statistics	2002	2001
Revenue passengers carried	1,414,666	1,242,200
Revenue passenger miles (000’s)	411,068	348,507
Available seat miles (000’s)	694,351	632,361
Passenger load factor	59.2%	55.1%
Revenue per available seat mile	$0.160	$0.143
Aircraft in service	113	109

Mesaba Operating Expenses.  Total operating expenses increased 8.8% in the third quarter of fiscal 2003 to $108,756 from $99,942 in the prior year’s third fiscal quarter due primarily to the overall increase in flight activity and the labor associated with increased ground handling activities in Minneapolis/St. Paul and Detroit.  The costs per available seat mile (“CASM”) were as follows:

	Three months ended December 31,
	2002		2001
Wages and benefits	4.7	¢	4.8	¢
Aircraft fuel	0.7		0.8
Aircraft maintenance	2.9		2.6
Aircraft rents	3.9		4.0
Landing fees	0.2		0.3
Insurance and taxes	0.5		0.6
Depreciation and amortization	0.7		0.8
Administrative and other	2.1		1.9
Total	15.7	¢	15.8	¢

Wages and benefits increased 9.5% to $32,875 in the third quarter of fiscal 2003 from $30,021 in the third quarter of fiscal 2002 due primarily to increased ground handling staffing at the Minneapolis/St. Paul and Detroit hub locations.

Aircraft fuel decreased 5.9% to $4,783 in the third quarter of fiscal 2003 from $5,081 in the third quarter of fiscal 2002 due primarily to the offsetting impact of increased turbo-prop block hours and a reduction in the actual fuel burn rate.  Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices.  Mesaba’s actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon for both periods.  Northwest provides fuel for the jet operation at their expense.

Aircraft maintenance, excluding wages and benefits, increased 21.4% to $19,965 in the third fiscal quarter of fiscal 2003 from $16,443 in the third quarter of fiscal 2002 due primarily to the combined impact of increased hours flown which increases Mesaba’s flight hour based maintenance costs, increased expendable costs to maintain an aging fleet, and increased levels of aircraft damage.

Aircraft rents increased 4.9% to $26,806 in the third quarter of fiscal 2003 from $25,566 in the third quarter of fiscal 2002 due to the net addition of five turbo-prop aircraft.  Mesaba added eleven Saab B model aircraft and returned six Saab A model aircraft to a leasing company since the third quarter a year ago.

Landing fees decreased 14.4% to $1,753 in the third quarter of fiscal 2003 from $2,047 in the third quarter of fiscal 2002 primarily due to rate reductions received from certain airport authorities.  Northwest provides landing fees for the jet operation at their expense.

Insurance and taxes decreased 1.5% to $3,715 in the third quarter of fiscal 2003 from $3,771in the third quarter of fiscal 2002 due primarily to a reduction in the passenger surcharge.

Depreciation and amortization decreased 8.6% to $4,565 in the third quarter of fiscal 2003 compared to $4,997 in the third quarter of fiscal 2002 due primarily to reduced capital expenditures.

Administrative and other increased 19.0% to $14,294 in the third quarter of fiscal 2003 from $12,016 in the third quarter of fiscal 2002 due primarily to increases in the accounts receivable reserve and increased ground handling in Minneapolis/St. Paul and Detroit.

Consolidated Nonoperating Income (Expense).  Nonoperating income decreased to $593 in the third quarter of fiscal 2003 from income of $8,128 for the third quarter of fiscal 2002 due primarily to the recognition of $7.2 million in federal grant proceeds a year ago and the reduction in interest earned on the Company’s investments.

Consolidated Provision for Income Taxes. The Company’s effective tax rate was 35.5% for the third quarter of fiscal 2003 as compared to 14.5% in the year earlier quarter.  Mesaba adjusts its effective tax rate quarterly based on forecasted operating results for the fiscal year. The rate is affected principally by the level of permanent differences relative to projected taxable income (loss).

Nine Months Ended December 31, 2002 and 2001

The Company’s consolidated net income for the nine months ended December 31, 2002 was $5.2 million, or $0.26 per diluted share, compared with net income of $7.6 million, or $0.38 per diluted share, in the prior year period.  The Company’s consolidated operating income for the third quarter of 2003 was $12.6 million compared with operating income of $.5 million in 2002.  The fiscal 2002 results were significantly impacted as a result of the terrorist events of September 11, 2001 and include the recognition of $12.5 million in U.S. government grant proceeds. Due to the recent acquisition and materiality of Big Sky’s operations, a discussion of Big Sky’s operating results and statistics are not presented.

Mesaba Operating Revenues.  Total operating revenues increased 9.0% in the first nine months of fiscal 2003 to $343,072 from $314,741 in the prior year’s first nine months, due primarily to the elimination of the prior year’s approximate 10% rate reduction given to Northwest in the third quarter of fiscal 2002, a 2.3% increase in available seat miles, increased ground handling in Minneapolis/St. Paul and Detroit hub locations and strong operating performance.  Mesaba’s operating statistics are as follows:

	Nine months ended December 31,
Operating statistics	2002	2001
Revenue passengers carried	4,418,524	4,497,500
Revenue passenger miles (000’s)	1,271,591	1,236,714
Available seat miles (000’s)	2,134,352	2,086,053
Passenger load factor	59.6%	59.3%
Revenue per available seat mile	$.162	$.151
Aircraft in service	113	109

Mesaba Operating Expenses.  Total operating expenses increased 4.6% in the first nine months of fiscal 2003 to $328,821 from $314,276 in the prior fiscal year’s first nine months due primarily to the overall increase in flight activity, the labor associated with increased ground handling in the Minneapolis/St. Paul and Detroit hub locations and increased insurance costs.  The CASM was as follows:

	Nine months ended December 31,
	2002		2001
Wages and benefits	4.6	¢	4.5	¢
Aircraft fuel	0.8		0.9
Aircraft maintenance	2.8		2.6
Aircraft rents	3.8		3.7
Landing fees	0.2		0.3
Insurance and taxes	0.6		0.3
Depreciation and amortization	0.6		0.7
Administrative and other	2.0		2.1
Total	15.4	¢	15.1	¢

Wages and benefits increased 5.5% to $98,631 in the first nine months of fiscal 2003 from $93,495 in the first nine months of fiscal 2002 due primarily to increased ground handling at the Minneapolis/St. Paul and Detroit hub locations partially offset by decreased flight instructor costs.

Aircraft fuel decreased 6.5% to $16,889 in the first nine months of fiscal 2003 from $18,070 in the first nine months of fiscal 2002 due primarily to  a reduction in the actual fuel burn rate.  Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices.  Mesaba’s actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon for both periods.  Northwest provides fuel for the jet operation at their expense.

Aircraft maintenance, excluding wages and benefits, increased 7.3% to $59,430 in the first nine months of fiscal 2003 from $55,394 in the first nine months of fiscal 2002 due to increased aircraft utilization, increased expendable costs to maintain an aging fleet and increased levels of aircraft damage.

Aircraft rents increased 4.7% to $80,330 in the first nine months of fiscal 2003 from $76,752 in the first nine months of fiscal 2002 due to the net addition of five turbo-prop aircraft.  Mesaba added eleven Saab B model aircraft and returned six Saab A aircraft to a leasing company since the first nine months of fiscal 2002.

Landing fees increased 3.8% to $5,542 in the first nine months of fiscal 2003 from $5,340 for the first nine months of fiscal 2002 due primarily to increased landing fees charged by airports and increased flight activity.  Northwest provides landing fees for the jet operation at their expense.

Insurance and taxes increased 76.6% to $12,253 in the first nine months of fiscal 2003 from $6,939 for the first nine months of fiscal 2002 due primarily to increased rates and surcharges imposed after September 11, 2001.

Depreciation and amortization decreased 5.3% to $14,136 in the first nine months of fiscal 2003 compared to $14,924 in the first nine months of fiscal 2002 due primarily to reduced capital expenditures.

Administrative and other decreased 4.0% to $41,610 in the first nine months of fiscal 2003 from $43,362 in the first nine months of fiscal 2002 due to reduced flight crew training and hotel costs partially offset by increases in the accounts receivable reserve.

Consolidated Nonoperating Income (Expense).  Nonoperating expense totaled $707 for the first nine months of fiscal 2003 due primarily to the offsetting impact of the recognition of a $2,994 writedown of an investment in a WorldCom bond and interest income earned on the Company’s remaining investments.  In fiscal 2002, nonoperating income of $15,435 was due primarily to the recognition of the $12.5 million in U.S. government grant proceeds.  Other nonoperating income was less in fiscal 2003 as compared to fiscal 2002 due to lower interest rates earned on the Company’s cash and investments.  The rate is affected principally by the level of permanent differences relative to projected taxable income (loss).

Consolidated Provision for Income Taxes.  The Company’s blended effective tax rate was 55.9% for the first nine months of fiscal 2003 as compared to 52.0% in the year earlier period.  Mesaba adjusts its effective tax rate quarterly based on forecasted operating results for the fiscal year.  The rate is affected principally by the level of permanent differences relative to projected taxable income (loss).  The effective tax rate increased due to consistent levels of nondeductible expenses being applied over lower pre-tax earnings.

Liquidity and Capital Resources

The Company’s working capital decreased to $100,985 with a current ratio of 2.91 at December 31, 2002 as compared to working capital of $117,840 and a current ratio of 3.63 at March 31, 2002.  Cash and cash equivalents increased by $30,508 to $61,758 at December 31, 2002 due primarily to cash from operations of $25.3 million, a net change in the Company’s investments of $13.3 million, the $3.2 million net purchase price for Big Sky, property and equipment additions of $5.0 million and the issuance of common stock of $0.1 million.  The Company’s current ratio and level of cash and cash equivalents has fluctuated from March 31, 2002 due to changes in the Company’s investment strategy and portfolios.  In February 2002, the Company implemented a new investment policy which reduced investment concentration from ten percent to five percent and allowed its investment managers to purchase investments with a maximum maturity of two years from one year and an average portfolio life to one year from six months.  Long term investments increased $22,253 to $26,321 at December 31, 2002 compared to $4,068 at March 31, 2002.

Investments consist principally of municipal securities and corporate bonds and are classified as available-for-sale as of December 31, 2002 and March 31, 2002.  Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.  The Company classifies investments that mature within one year as short term.  Investments with maturities greater than one year are classified as long term.

Because of the WorldCom bankruptcy proceedings and market valuation of its bonds at September 30, 2002, the Company recorded within the nine months ended December 31, 2002 an other-than-temporary impairment loss of $2,994 in the condensed consolidated financial statements regarding an investment in a WorldCom bond.  Management established a new cost basis for the WorldCom investment of $402 based on the quoted market price as of September 30, 2002.  Any further impairment/loss to the value of the WorldCom investment will be recorded within the condensed consolidated statement of operations pending ultimate disposition of the investment.  Any increase in value of the WorldCom investment from $402 will be recorded as an unrealized gain until the ultimate disposition of the investment.

As of December 31, 2002, Mesaba’s fleet consisted of 113 aircraft covered under operating leases with remaining terms of less than a month to 13 years and aggregate monthly lease payments of approximately $9,095.  Mesaba has the ability to return to the lessor up to 17 turbo-prop aircraft which, if all were returned, would reduce the Mesaba’s aggregate monthly lease payment by a total of $527.  Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with original terms up to 17.5 years.  Mesaba leases its RJ85 aircraft from Northwest under operating leases with terms of up to 10 years.  Continued funding of the monthly minimum lease payments is ensured as long as the current operating contracts with Northwest are in effect.

Approximately 76% of Mesaba’s accounts receivable balance as of December 31, 2002 was due from Northwest.  Loss of Mesaba’s affiliation with Northwest or Northwest’s failure to make timely payment of amounts owed to Mesaba or to otherwise materially perform under the Airlink or Jet Agreement for any reason would have a material adverse effect on the Company’s operations and financial results.

The Company has historically relied upon cash and cash equivalents, investments and internally generated funds to support its working capital requirements.  Management believes that funds from operations will provide adequate resources for meeting non-aircraft capital needs for the remainder of fiscal 2003.

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

In August 2001, The FASB issued SFAS No. 144, “Accounting for the Impairment or disposal of long-lived assets” which is required to be adopted for fiscal years beginning after December 15, 2001.  SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets.  The Company adopted SFAS No. 144 on April 1, 2002 and the adoption did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be classified as an extraordinary item.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged.  The Company will adopt SFAS 145 as of April 1, 2003.  The adoption of SFAS No. 145 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company will be required to adopt SFAS No. 146 effective for any exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In November  2002,  the FASB issued FASB  Interpretation  No. 45,  “Guarantor’s Accounting  and  Disclosure Requirements  for  Guarantees,  Including  Indirect Guarantees  of  Indebtedness  of  Others”  (“FIN  45”).  FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain issued and outstanding guarantees.  The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN 45 did not have a material impact on the Company’s consolidated balance sheet or results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based   Compensation”.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.  The Company will provide the annual disclosures required by SFAS No. 148 for the year ending March 31, 2003.  The Company will provide the interim disclosures required by SFAS No. 148 beginning in the first quarter of fiscal 2004.

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

Part II.

Item 1.  LEGAL PROCEEDINGS

On October 4, 2002, Fairbrook Leasing, Inc., Lambert Leasing, Inc. and Swedish Aircraft Holdings AB (“Saab”) filed a declaratory judgment action against Mesaba relating to 20 Saab 340A aircraft leased by Mesaba.  The lawsuit is pending in the United States District Court for the District of Minnesota.  Saab is requesting a judicial declaration that the terms of the leases applicable to each of the 340A aircraft are governed by a March 7, 1996 term sheet proposal rather than the short-term leases subsequently executed by the parties.  Mesaba has counterclaimed to resolve a dispute relating to the return conditions applicable to the 340A aircraft.  Mesaba believes that Saab’s claims are without merit and has brought a summary judgment motion asking the court to rule that the term sheet proposal is not a binding contract.  The ultimate outcome of this lawsuit cannot be predicted with certainty.

As previously reported in the Company’s Form 10-Q for the quarter ended September 30, 2002, Mesaba has brought suit against Federal Insurance Company, a subsidiary of The Chubb Corporation, for coverage of the business interruption, extra expense and construction costs for the Detroit hangar that was destroyed due to a severe storm in May 2000.  On December 19, 2002, the Court granted Mesaba’s motion for summary judgment with respect to coverage of a portion of the reconstruction costs.  Specifically, the Court ordered that Mesaba is entitled to the cost of installation of an updated fire suppression system in the reconstructed hangar.  The parties are in discussion regarding a possible settlement of the claims.  The ultimate outcome of this lawsuit cannot be predicted with certainty.

Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

On September 26, 2002, the Company and Ranger Acquisition Corp., a wholly owned subsidiary of the Company (the “Purchaser”), executed a definitive merger agreement (the “Merger Agreement”) providing for the acquisition of Big Sky Transportation Co., a regional air carrier based in Billings, Montana (“Big Sky”), for approximately $3.5 million.

On October 29, 2002, the Purchaser commenced a cash tender offer (the “Offer”) for all outstanding shares of common stock of Big Sky (the “Shares”) for $2.60 per share.  The Offer expired on November 27, 2002 and the Company accepted the tendered shares for payment effective December 1, 2002.  Approximately 90.9% of Big Sky’s issued and outstanding shares of common stock were tendered in the Offer.

Effective December 3, 2002, purchaser was merged with and into Big Sky, with Big Sky surviving as a wholly owned subsidiary of the Company.  Shareholders of Big Sky who did not tender their Shares (other than the Company and its subsidiaries and shareholders exercising dissenters’ rights) are entitled to receive $2.60 per Share, the same price as in the Offer.

Big Sky serves 20 cities in Montana, North Dakota, Washington, Colorado and Idaho using 15 Fairchild Metro III, 19 seat aircraft. Big Sky is based in Billings, Montana and commenced service in 1978. Big Sky has codeshare agreements with Northwest Airlines, Alaska Airlines, America West Airlines and Horizon Airlines. Big Sky is a significant provider of air service under the Essential Air Service program administered by the Department of Transportation.

The terms and conditions of the acquisition (including the Offer and the Merger) are more fully described in Schedule TO filed with the SEC on October 29, 2002 and in the Merger Agreement, which is attached as Exhibit 2 to the Company’s Form 8-K filed with the SEC on September 27, 2002.

The Company funded the acquisition with cash from operations and accounted for the acquisition using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. Certain of the liabilities assumed have been recorded based upon preliminary estimates as of the date of the acquisition and are subject to future adjustment pending completion of an independent appraisal. The excess of the purchase price over the fair market value of the net assets acquired was allocated to intangible assets.  Results of Big Sky’s operations have been included in the accompanying condensed consolidated financial statements since the date of acquisition.  Due to the lack of materiality of Big Sky’s operations, pro forma financial results are not presented.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

10Y.Lease Agreement, dated as of July 1, 1999, between Kenton County Airport Board and Mesaba Aviation, Inc.  Incorporated by reference to Exhibit 10AA to the Company’s Form 10-K for the year ended March 31, 2000.

10Z.Ground Lease, dated as of September 1, 1999, between Kenton County Airport Board and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10BB to the Company’s Form 10-K for the year ended March 31, 2000.

10AA.Letter Agreement, dated November 20, 2001, between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. relating to service expansion and rate reductions.  Incorporated by reference to the Company’s Form 8-K filed November 23, 2001.

10BB.  Agreement and Plan of Merger among Mesaba Holdings, Inc.  Ranger Acquisition Corp. and Big Sky Transportation Co. dated September 26, 2002.  Incorporated by reference to the Company’s Form 8-K filed September 27, 2002.

10CC. Employment Agreement between Big Sky Transportation Co. and Kim B. Champney, dated April 3, 1998. Incorporated by reference to Bug Sky’s Form 10-KSB dated September 28, 1999.

21. Subsidiaries. Filed herewith.

 (b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mesaba Holdings, Inc.

Dated: February 14, 2003

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

Date: February 14, 2003

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

Date: February 14, 2003

By: /s/ Robert E. Weil
Robert E. Weil
Vice President, Chief Financial Officer and Treasurer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mesaba Holdings, Inc. (the “Company”) on Form 10-Q for the quarterly period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 12(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 14, 2003	By:	/s/ Paul F. Foley

Paul F. Foley

President and Chief Executive Officer

Dated: February 14, 2003	By:	/s/ Robert E. Weil

Robert E. Weil

Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

21	Subsidiaries of Mesaba Holdings, Inc.