Form 10-K
period 2003-03-31
MESABA HOLDINGS INC
filed 2003-06-30
CIK 835768

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 0-17895

MESABA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1616499
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Fifth Street Towers, Suite 1720
150 South Fifth Street
Minneapolis, Minnesota 55402
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (612) 333-0021

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 12, 2003 was approximately $59,520,219.

        As of June 12, 2003, there were 20,320,641 shares of Common Stock of the registrant issued and outstanding.

Documents Incorporated By Reference

        Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

Document Incorporated	Part of Form 10-K
Proxy Statement for 2003 Annual Meeting of Shareholders	Part III

CAUTIONARY STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Statements in this Annual Report on Form 10-K under the caption "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as oral statements that may be made by the Company or its subsidiaries or by officers, directors or employees of the Company or its subsidiaries acting on the Company's behalf, that are not historical fact may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize. Factors which could cause the Company's actual results to differ from forward-looking statements include material changes in the relationship between the Company, its subsidiaries and Northwest Airlines; changes in Northwest Airlines' air service; reduced passenger and flight activity as a result of severe acute respiratory syndrome ("SARS") and the terrorist events of September 11, 2001; expenses associated with restructuring operations; a continued slow-down in the overall United States economy; increased operating costs due to the terrorist events of September 11, 2001; the impact of United States government programs on operations; changes in regulations affecting the airline industry, including Department of Transportation ("DOT"), Transportation Security Administration ("TSA"), and Federal Aviation Administration ("FAA") regulations or directives affecting airworthiness of aircraft; seasonal factors; labor relationships, including labor shortages, slow downs and/or work stoppages; ongoing legal proceedings; and unanticipated costs resulting from the acquisition of Big Sky Transportation Co.

PART I

Item 1. BUSINESS

        Mesaba Holdings, Inc. ("Holdings" or the "Company") is the holding company for Mesaba Aviation, Inc., a regional air carrier based in Minneapolis, Minnesota ("Mesaba") and Big Sky Transportation Co., a regional air carrier based in Billings, Montana ("Big Sky"), which was acquired by Holdings on December 1, 2002. Mesaba and Big Sky are each wholly owned subsidiaries of the Company.

Mesaba

        Mesaba operates as a regional air carrier providing scheduled passenger service as "Mesaba Airlines/Northwest Airlink" and "Mesaba Airlines/Northwest Jet Airlink" under two separate agreements with Northwest to 108 cities in the United States and Canada from Northwest's hub airports, Minneapolis/St. Paul, Detroit, and Memphis.

        Under the Airline Services Agreement (the "Airlink Agreement"), Mesaba operates Saab 340 jet-prop aircraft for Northwest. This agreement provides for exclusive rights to designated service areas and extends through June 30, 2007. Under the Airlink Agreement, Mesaba recognizes revenue for each completed available seat mile. Additionally, under the Airlink Agreement, Mesaba purchases fuel, ground handling, and other services from Northwest. Either Northwest or Mesaba may terminate the Airlink Agreement on 365 days notice. The Airlink Agreement may be terminated immediately by Mesaba or Northwest in the event that the other party is the subject of a bankruptcy proceeding or is divested of a substantial part of its assets. In the event of a breach of a non-monetary provision which remains uncured for a period of more than 30 days after receipt of written notification of such default, or the breach of a monetary provision which remains uncured for a period of more than 10 days after receipt of written notification of such default, the non-defaulting party may terminate the agreement. Northwest may also terminate the Airlink Agreement in the event of certain lease and other performance defaults; change in control events; revocation or failure to obtain DOT certification; failure to elect a chief executive officer of the Company and Mesaba reasonably acceptable to Northwest; or if more than 50% of the aircraft subject to the agreement are not operated for more than seven consecutive days or 25% of such aircraft are not operated for more than 21 consecutive days, other than as a result of the FAA grounding a specific aircraft type for all carriers.

        Under the Regional Jet Services Agreement (the "Jet Agreement"), Mesaba operates Avro RJ85 ("RJ85") regional jets for Northwest. This agreement extends through October 25, 2006, unless terminated earlier in accordance with its provisions. Under the Jet Agreement, Mesaba recognizes revenue for each block hour flown. Northwest provides fuel and airport and passenger related services at Northwest's expense. The Jet Agreement may be terminated immediately by Mesaba or Northwest in the event that the other party is the subject of a bankruptcy proceeding or is divested of a substantial part of its assets. In the event of a breach of a non-monetary provision which remains uncured for a period of more than 30 days after receipt of written notification of such default, or the breach of a monetary provision which remains uncured for a period of more than 10 days after receipt of written notification of such default, the non-defaulting party may terminate the agreement. Northwest may terminate the Jet Agreement as of the seventh anniversary of the effective date of the first jet aircraft lease if Northwest gives a termination notice to Mesaba not less than 180 days nor more than 365 days prior to such seventh anniversary, April 25, 2004. Northwest may also terminate the Jet Agreement in the event of certain lease and other performance defaults; change in control events; revocation or failure to obtain DOT certification; failure to elect a chief executive officer of the Company and Mesaba reasonably acceptable to Northwest; if more than 25% of the aircraft subject to the agreement are not operated for more than seven consecutive days, other than as a result of the FAA grounding all RJ85 aircraft for all carriers; or if there is a strike, cessation or interruption of work involving Mesaba pilots, flight attendants or mechanics providing jet service.

        Under the agreements, all flights that Mesaba operates are designated as Northwest flights using Northwest's designator code in all computer reservations systems, including the Official Airline Guide, with an asterisk and a footnote indicating that Mesaba is the carrier providing the service. In addition, flight schedules of Mesaba and Northwest are closely coordinated to facilitate interline connections, and Mesaba's passenger gate facilities at the Minneapolis/St. Paul International Airport, Detroit Metropolitan Airport and Memphis International Airport are integrated with Northwest's facilities in the main terminal buildings, rather than at the more remote commuter air terminals. Mesaba's jet aircraft are painted in the colors of Northwest Airlines and the jet-prop aircraft are painted in a distinctive "Northwest Airlink" configuration, with a Northwest Airlines logo in addition to Mesaba's name.

        Mesaba, through the agreements, receives ticketing and certain check-in, baggage, freight and aircraft handling services from Northwest at certain airports. In addition, Mesaba receives its computerized reservations services from

Northwest. Northwest also performs all marketing, scheduling, yield management and pricing services for Mesaba's flights.

        Mesaba believes that its competitive position is enhanced as a result of its marketing and other agreements with Northwest.

Big Sky

        Big Sky provides service between Billings and Great Falls, Helena, Kalispell, and Missoula, MT; Casper and Gillette WY; Denver, CO; Bismarck and Williston ND; Boise, ID; and Spokane, WA, and between Spokane and Olympia WA. Big Sky operates daily scheduled flights that provide interline and online connecting services, as well as local market services. Big Sky markets its services under its two-letter code, GQ. Big Sky also has code-sharing agreements with Alaska Airlines/Horizon Airlines, America West Airlines, and Northwest Airlines, where its services are marketed jointly with those air carriers for connecting flights. Big Sky coordinates its flights with Alaska/Horizon at Billings, Boise, and Seattle, with America West at Billings, Boise, Denver, and Spokane, and with Northwest to facilitate code-share connections at Billings, Bismarck, Seattle, and Spokane.

        Big Sky also provides service between its Billings hub and seven communities in Central/Eastern Montana under contracts with the DOT's Essential Air Service ("EAS") program. The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service on the basis of their passenger traffic. The DOT pays EAS subsidies for each departure in a covered market. Big Sky bids on the EAS contracts biannually with the rates per departure subject to negotiation with the DOT.

Route System

  Mesaba

        The following sets forth certain information with respect to Mesaba's scheduled route system for June 2003:

        Cities served from Minneapolis/St. Paul: Aberdeen, SD; Appleton, WI; Bemidji, MN; Bismarck, ND; Brainerd, MN; Cedar Rapids, IA; Cincinnati, OH; Des Moines, IA; Duluth, MN; Eau Claire, WI; Fargo, ND; Flint, MI; Grand Forks, ND; Green Bay, WI; Greensboro, NC; Hibbing, MN; Houghton/Hancock, MI; International Falls, MN; LaCrosse, WI; Lincoln, NE; Madison, WI; Mason City, IA; Moline, IL; Norfolk, VA; Oklahoma City, OK; Omaha, NE; Peoria, IL; Pittsburgh, PA; Rapid City, SD; Regina, Saskatchewan; Rhinelander, WI; Rochester, MN; Saginaw, MI; St. Cloud, MN; St. Louis, MO; Sioux City, IA; Sioux Falls, SD; South Bend, IN; Thunder Bay, Ontario; Traverse City, MI; Waterloo, IA; Watertown, SD; Wausau, WI; White Plains, NY; Winnipeg, Manitoba.

        Cities served from Detroit: Akron/Canton, OH; Allentown, PA; Alpena, MI; Appleton, WI; Binghamton, NY; Birmingham, AL; Bloomington, IL; Buffalo, NY; Champaign, IL; Charleston, SC; Charleston, WV; Charlotte, NC; Cincinnati, OH; Cleveland, OH; Columbus, OH; Dayton, OH; Des Moines, IA; Elmira, NY; Erie, PA; Evansville, IN; Flint, MI; Fort Wayne, IN; Grand Rapids, MI; Kalamazoo, MI; Knoxville, TN; Lexington, KY; London, Ontario; Louisville, KY; Marquette, MI; Middletown, PA; Moline, IL; Montreal, Quebec; Muskegon, MI; Oklahoma City, OK; Omaha, NE; Ottawa, Ontario; Pellston, MI; Pittsburgh, PA; Portland, ME; Roanoke, VA; Rochester, NY; Saginaw, MI; South Bend, IN; State College, PA; Toledo, OH; Traverse City, MI; Tri-cities, TN; Wausau, WI; White Plains, NY.

        Cities served from Memphis: Alexandria, LA; Atlanta, GA; Birmingham, AL; Chattanooga, TN; Cincinnati, OH; Columbus, MS; Dallas, TX; Evansville, IN; Fayetteville, AR; Fort Smith, AR; Fort Walton Beach, FL; Grand Rapids, MI; Greenville, MS; Huntsville, AL; Kansas City, MO; Knoxville, TN; Lafayette, LA; Laurel, MS; Lexington, KY; Little Rock, AR; Madison, WI; Monroe, LA; Montgomery, AL; Muscle Shoals, AL; Nashville, TN; Oklahoma City, OK; Paducah, KY; Pensacola, FL; Springfield, MO; St. Louis, MO; Tri-cities, TN; Tulsa, OK; Tupelo, MS.

        Mesaba flies to Aspen, CO on a seasonal basis from Minneapolis/St. Paul and Memphis.

        Mesaba works closely with Northwest to coordinate flight schedules and to facilitate connections between Mesaba and Northwest.

  Big Sky

        The following sets forth certain information with respect to Big Sky's scheduled route system for June 2003:

        Cities served from the Billings hub: Bismarck, ND; Boise, ID; Casper, WY; Denver, CO; Gillette, WY; Glasgow, MT; Glendive, MT; Great Falls, MT; Havre, MT; Helena, MT; Kalispell, MT; Lewistown, MT; Miles City, MT; Missoula, MT; Sidney, MT; Spokane, WA; Williston, ND; Wolf Point, MT. Non-hub routes are flown between Moses Lake, WA and Seattle, WA, and between Olympia, WA, and Spokane, WA.

        From time to time, Big Sky reviews the feasibility of expanding the frequency of its service to airports currently being served, as well as initiating passenger service to additional cities generally within its service area.

Aircraft

  Mesaba

        The following table sets forth certain information as to Mesaba's passenger aircraft fleet as of June 1, 2003:

Type of Aircraft	Number of Aircraft	Seating Capacity	Approximate Single Flight Range (miles)	Approximate Average Cruising Speed (M.P.H.)
Avro RJ85	36	69	1,400	410
Saab 340	70	30/33/34	500	300

        Mesaba leases or sub-leases its Avro RJ85 aircraft from Northwest under operating leases with initial terms of up to 10 years. The Jet Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events. The Avro RJ85 aircraft are pressurized jet airplanes with galleys, dual class cabins, standup headroom, lavatories, Airborne Communications Addressing and Reporting System, radar, ground proximity warning, traffic collision avoidance and de-icing systems.

        Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through sub-leases with Northwest under operating leases with initial terms of up to 17 years. The Airlink Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events. The Saab 340 aircraft are pressurized jet-prop airplanes with galleys, standup headroom, lavatories, radar, global positioning, ground proximity warning, traffic collision avoidance and de-icing systems.

        All of Mesaba's aircraft comply fully with all current Federal Aviation Regulations issued by the FAA.

        As of June 1, 2003, Mesaba's existing fleet of Avro RJ85 and Saab 340 aircraft had remaining lease terms of one month to 13 years. The current aggregate monthly lease payments for all Mesaba aircraft is approximately $9.1 million.

  Big Sky

        The following table sets forth certain information as to Big Sky's passenger aircraft fleet as of June 1, 2003.

Type of Aircraft	Number of Aircraft	Seating Capacity	Approximate Single Flight Range (miles)	Approximate Average Cruising Speed (M.P.H.)
Metro III	9	19	750	300
Metro 23	6	19	750	300

        Big Sky leases eight of its Metro III and all Metro 23 aircraft from leasing companies and one Metro III from a municipality under operating leases with initial terms of up to six years. Two of the leases allow Big Sky to return the aircraft to the lessor upon the occurrence of certain events, and five of the leases contain purchase options. The Metro aircraft are pressurized jet-prop airplanes with radar, ground proximity warning, traffic collision avoidance and de-icing systems.

        All of Big Sky's aircraft comply fully with all current Federal Aviation Regulations issued by the FAA.

        As of June 1, 2003, Big Sky's existing fleet of Metro III and Metro 23 aircraft had remaining lease terms of six months to 54 months. The current aggregate monthly leases payments for all Big Sky aircraft is approximately $0.2 million.

Competition

        The airline industry is highly competitive as a result of the Airline Deregulation Act of 1978 (the "Deregulation Act"). In general, the Deregulation Act increased competition by eliminating restrictions on fares and route selection. The Deregulation Act also contributed to the withdrawal of national and major carriers from short-haul markets by allowing them to more easily obtain additional long-haul routes, which can be more efficiently and profitably served by larger jet aircraft. Elimination of barriers to entry into new markets, however, also creates greater potential for competing service by other carriers operating small, fuel-efficient aircraft on short-haul routes serving small and medium-sized cities. Mesaba and Big Sky compete with other regional airlines on most routes they serve. Mesaba and Big Sky also face competition from regional carriers offering service to alternative hubs for connecting flights. No assurance can be given that other carriers, including major carriers, will not institute competing service on routes served by Mesaba or Big Sky.

        Competitive factors in the airline industry generally include fares, frequency and dependability of service, convenience of flight schedules, type of aircraft flown, airports served, relationships with travel agents, and efficiency and reliability of reservations systems and ticketing services. The compatibility of flight schedules with those of other airlines and the ability to offer through fares and convenient inter-airline flight connections are also important competitive factors. The Company believes its subsidiaries are competitive with respect to each of such factors because of their established reputation, cost structure, aircraft fleet which is properly suited for the small and medium-sized cities served.

Fuel

        The Company believes that the following arrangements assure an adequate supply of fuel for current and future operations for both Mesaba and Big Sky.

  Mesaba

        Mesaba has arrangements with Northwest and five fuel suppliers for its fuel requirements. Certain provisions of the Airlink Agreement protect Mesaba from fluctuations in aviation fuel prices while the Jet Agreement requires Northwest to provide jet fuel, at Northwest's expense, to Mesaba.

  Big Sky

        Big Sky purchases a majority of its fuel under a fuel agreement with Northwest. Big Sky purchases the balance of its fuel under arrangements with two fuel suppliers. None of these arrangements provide protection from fluctuations in fuel prices.

Fares

  Mesaba

        Mesaba derives its passenger revenues by selling its capacity to Northwest at predetermined rates. Mesaba is primarily paid by Northwest per available seat mile under the Airlink Agreement and per completed block hour under the Jet Agreement.

  Big Sky

        Big Sky generates its passenger revenues from passenger ticket sales through participation in Airline Reporting Corp. clearinghouse for travel agencies, its own reservations center in Billings, a ticket by mail program, and a bulk ticketing program that targets sales of ten or more tickets to corporations and government agencies. Big Sky has ticketing and baggage agreements with all major airlines that serve its region, which allow its services to be sold by those airlines. Big Sky establishes its passenger fares on a market by market basis utilizing a combination of factors including the cost of providing the service based upon projected passenger level, the competitive price of alternative means of transportation including both air and surface, and the distance between markets. Big Sky also employs the use of discounts off of the base fares for advance ticket purchases and other special needs passengers that are common throughout the airline industry.

Regulation

        Pursuant to the Federal Aviation Act of 1958, as amended (the "Aviation Act"), the DOT, principally through the FAA, has certain regulatory authority over the operations of all air carriers. The jurisdiction of the FAA extends primarily to the safety and operational provisions of the Aviation Act, while the responsibility of the DOT involves principally the regulation of certain economic aspects of airline operations.

        FAA Regulation.    Mesaba and Big Sky hold "Air Carrier Certificates" from the FAA, under Part 119 of the Federal Aviation Regulation, permitting Mesaba and Big Sky to conduct flight operations in compliance with Part 121 of the Federal Aviation Regulations. The Part 121 regulations are the same regulatory requirements applied to major airlines. The FAA regulations to which Mesaba and Big Sky are subject to are extensive and include, among other items, regulation of aircraft maintenance and operations, equipment, ground facilities, dispatch, communications, training, weather observation, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain operating, airworthiness and other certificates that are subject to suspension or revocation for cause. Mesaba and Big Sky hold all certificates necessary for their operations.

        DOT Regulation.    Mesaba and Big Sky each hold a Certificate of Public Convenience and Necessity under Section 401 of the Aviation Act. As certificated carriers, Mesaba and Big Sky are required to file certain additional quarterly reports with the DOT, including a report of aircraft operating expenses and related statistics. The Certificate of Public Convenience and Necessity is a prerequisite for operations with aircraft larger than 60 seats.

        Other Regulation.    Under the Noise Control Act of 1972 and the Aviation Safety and Noise Abatement Act of 1979, the FAA has authority to monitor and regulate aircraft engine noise. Management of Mesaba and Big Sky believe that their aircraft comply with or are exempt from such regulations and that Mesaba and Big Sky comply with standards for aircraft exhaust emissions and fuel storage facilities issued by the Environmental Protection Agency. Mesaba and Big Sky are also required to comply with the drug-testing program adopted under Part 14 CFR by the DOT. As a foreign carrier operating in Canada, Mesaba is subject to regulation by the Canadian Department of Transport and has been issued Foreign Air Carrier Operating Certificates by such agency. Because Northwest maintains certain contracts with the Department of Defense (the "DOD"), Mesaba is subject to periodic inspections by the DOD.

Insurance

        The Company and its subsidiaries carry the types of insurance customary in the airline industry, including coverage for public liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability, and workers' compensation. The Company and its subsidiaries believe that their insurance coverages are adequate as to amounts and risks covered. There can be no assurance that the insurance carried would be sufficient to protect Mesaba and Big Sky adequately in the event of a catastrophic accident or event.

Aircraft Maintenance

        Mesaba and Big Sky employ their own aircraft, avionics and engine maintenance staff that perform substantially all routine maintenance to their aircraft and engines. Major overhauls on their airframes, engines, and other rotable parts on Saab 340, RJ85 and Metro aircraft are performed internally or at FAA authorized facilities.

Airport and Terminal Facilities and Services

        Mesaba's ticket counter and baggage-handling space is leased from local airport authorities or other airlines at all of the airports served. In 58 of the cities it serves, Mesaba receives support services under agreements with Northwest. In accordance with the Airlink Agreement, Mesaba pays local airport authorities for the use of landing fields at rates that are based on the number of flights per day, fixed fees, or on the number of aircraft landings and aircraft weight. Mesaba does not pay landing fees under the Jet Agreement.

        Big Sky has airport counter, baggage, and ramp space for ground services and customer services at 14 cities currently served. Big Sky contracts for ground handling services from other airlines or service providers at eight of the airports it serves.

Properties

  Holdings

        The Company's executive offices are located in downtown Minneapolis. The Company leases approximately 2,000 square feet of office space for approximately $4,000 per month including expenses. The term of the lease runs through September 2003.

  Mesaba

        Mesaba's principal executive offices and maintenance facility are currently located at the Minneapolis/Saint Paul International Airport. Mesaba leases approximately 293,000 square feet of office/hangar facilities, ramp, parking and unimproved land at the airport under separate ground and facilities leases with the Metropolitan Airports Commission ("MAC"). Mesaba's Minneapolis facility contains approximately 83,000 square feet of office, shop, and hangar space. Mesaba is obligated to make payments of approximately $52,000 per month under the leases. Mesaba has entered into an agreement with the MAC to terminate these leases in September 2003 to accommodate planned runway construction. As part of the runway expansion plan, Mesaba will relocate its primary executive offices and maintenance hangar facilities to the western side of the airport and has entered into an Aircraft Hangar Facility Lease Agreement with the MAC with payments commencing in October 2003. Under this agreement, Mesaba will lease approximately 366,000 square feet of maintenance facilities, maintenance offices, ramp, parking and unimproved land, of which approximately 87,000 square feet will be the new maintenance hangar facility. This Aircraft Hangar Facility Lease Agreement will have a term of 25 years from the date of Mesaba's occupancy of the premises under which Mesaba will be obligated to make payments of approximately $111,000 per month. Mesaba will also relocate its principal executive offices to a new location in Eagan, Minnesota and has entered into a lease agreement with the Spectrum Investment Group with payments commencing in January 2004. Under this agreement, Mesaba will lease approximately 33,000 square feet of office space. Mesaba will be obligated to make payments of approximately $35,000 per month under the lease for this office facility and the lease will have a term of 10 years from the lease commencement date.

        Mesaba leases approximately 497,000 square feet of facilities, ramp, parking and unimproved land at the Cincinnati/Northern Kentucky Airport under separate ground and facilities leases. The facilities lease covers approximately 126,000 square feet of hangar and maintenance space and Mesaba pays monthly rentals of approximately $92,000 until July 1, 2029 as part of Special Facilities Bond financing provided by the Cincinnati/Northern Kentucky Airport Authority. The ground lease has a 30-year term concurrent with the facilities lease. Monthly lease payments of approximately $10,500 are required under the ground lease.

        Mesaba leases approximately 334,000 square feet of ramp, parking and unimproved land at the Detroit Metropolitan Airport. The ground lease has a 20-year term with monthly lease payments of approximately $10,000. Lease payments are subject to an annual adjustment on January 1 each year based upon the percentage change in an index published by the Bureau of Labor Statistics of the U.S. Department of Commerce.

        Mesaba leases approximately 38,000 square feet of hangar and office space located on approximately 102,000 square feet of land and parking areas of which Mesaba is ground lessee, at the Central Wisconsin Airport in Mosinee, Wisconsin. Mesaba pays approximately $3,000 per month under the terms of the ground and facility lease, which expire on December 31, 2011, subject to two 10-year renewal options.

        Mesaba subleases approximately 21,000 square feet of office and training support space at the Pan-Am International Flight Academy in Eagan, Minnesota for its flight operations training center. Mesaba pays approximately $21,000 per month under the terms of this sublease which has a term of 15 years and expires in January 2017.

  Big Sky

        Big Sky's main hangar and principal offices are located at the Billings Logan International Airport. The main facility consists of a 12,000 square foot building that can hold three Metro aircraft for maintenance, a parts warehouse, back shop area, and two floors of offices. A two story building adjacent to the hangar houses Big Sky's executive offices. These buildings are situated on approximately 83,000 square feet of land owned by the City of Billings and leased to Big Sky on long-term facility and ground leases. The facility lease has a 20 year term and the ground lease has a 26 year term. The combined monthly payment under these leases is approximately $7,000.

Employees

        As of June 1, 2003, the Company and its subsidiaries employed approximately 3,750 employees.

  Mesaba

        As of June 1, 2003, Mesaba employed approximately 3,500 persons, of whom 1,450 were station managers, station agents and line services personnel, 850 were pilots, 540 were flight attendants, 360 were management, administrative and clerical personnel, and 300 were aircraft maintenance personnel. Approximately 1,000 of Mesaba's employees are part-time.

        The Air Line Pilots Association ("ALPA") represents Mesaba's pilots. The pilots are currently working under an agreement reached June 1, 1996, with an amendable date of June 1, 2002. Mesaba is currently negotiating with the ALPA under Section 6 of the Railway Labor Act for a new agreement. See Item 3, "Legal Proceedings."

        The Aircraft Mechanics Fraternal Association ("AMFA") represents Mesaba's mechanics. The mechanics are currently working under an agreement reached August 22, 1999, with a term of four years. Mesaba is currently negotiating with the AMFA under Section 6 of the Railway Labor Act for a new agreement.

        The Transportation Workers Union ("TWU") represents Mesaba's dispachers. The dispatchers are currently working under an agreement reached May 26, 2000, with a term of five years.

        The Association of Flight Attendants ("AFA") represents Mesaba's flight attendants. The flight attendants are currently working under an agreement effective April 1, 2002, with a term of four years.

  Big Sky

        As of June 1, 2003, Big Sky employed 240 persons, of whom 92 were station managers, station agents, reservationists and line service personnel, 76 were pilots, 46 were management, administrative and clerical personnel, and 26 were aircraft maintenance personnel. Approximately 60 of Big Sky's employees are part-time.

        The United Transport Union ("UTU") represents Big Sky's pilots and dispatchers under separate agreements which became effective December 2, 2002, with terms of seven years for each agreement.

        The International Association of Machinists and Aerospace Workers ("IAM") represents Big Sky's mechanics. The mechanics are working under an agreement reached May 2, 2000, with a term of three years. Big Sky is currently negotiating with the IAM under Section 6 of the Railway Labor Act for a new agreement.

        The Railway Labor Act precludes any job action without a formal declaration of an impasse by the National Mediation Board, which has not occurred in any of the ongoing negotiations. Any work stoppage, whether from a failure to enter into a new collective bargaining agreement or otherwise, could have a material adverse impact on Mesaba or Big Sky. Neither Mesaba nor Big Sky have had any work stoppages and management, in general, believes that their relations with their employees are good.

Cyclicality and Seasonality

        The airline industry generally is subject to cyclical moves in the economy. Because both personal discretionary travel and business travel may be expected to decline during periods of economic weakness, the airline industry tends to experience poorer financial results during such periods. The terrorist events of September 11, 2001 had a profound negative impact on air travel and concerns over further terrorist activity continue to affect demand. The Iraq war and SARS have also affected the major airlines as consumer demand has declined.

        Seasonal factors, primarily weather conditions and passenger demand, historically have affected Big Sky's monthly passenger boardings. Big Sky has historically shown a higher level of passenger boardings in the July through December period as compared with the January through June period for many of the cities served. As a result of such factors, Big Sky's revenues and earnings historically have been greater during the July through December period.

        Mesaba's cyclicality is tied to the business and operating decisions of Northwest. Operations of the major airlines continue to be impacted by the rapid growth of low cost airlines and the advent of internet travel web sites which enable consumers to find travel alternatives. As a result of the general factors described above, Mesaba has historically shown greater revenues and earnings in the first and second fiscal quarters. Northwest has historically seen increased leisure travel during these periods on domestic and international routes which contributed to an increased number of flights for Mesaba.

EXECUTIVE OFFICERS OF THE COMPANY AND SUBSIDIARIES

        The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Position	Officer Since
Carl R. Pohlad	87	Chairman of the Board of Directors of the Company	1995
Paul F. Foley	50	President and Chief Executive Officer of the Company	1999
Robert E. Weil	38	Vice President, Chief Financial Officer and Treasurer of the Company	2000

        Carl R. Pohlad is a director and Chairman of the Board of Directors. Mr. Pohlad has been Chairman of the Board, President and a director of Marquette Financial Companies, formerly Marquette Bancshares, Inc., since 1993. Prior to 1993, Mr. Pohlad was President and Chief Executive Officer of Marquette Bank Minneapolis and Bank Shares Incorporated. Mr. Pohlad is also an owner, director and the President of CRP Sports, Inc., the managing general partner of the Minnesota Twins baseball club, and is a director of Genmar Holdings, Inc.

        Paul F. Foley is a director and President and Chief Executive Officer of the Company. Mr. Foley has been President and Chief Executive Officer of the Company since October 1999 and also served as President and Chief Executive Officer of Mesaba from October 1999 to September 2002. Prior to joining the Company, Mr. Foley was Vice President of Operations Support at Atlas Air, Inc. from December 1996 to September 1999, and Group Vice President of Operations, North America, at LSG Lufthansa Service/Sky Chefs from January 1992 to December 1996.

        Robert E. Weil has been Vice President, Chief Financial Officer and Treasurer of the Company since January 2000 and also served as Vice President, Chief Financial Officer of Mesaba from January 2000 to September 2002. Mr. Weil was the Managing Director of Finance—Ground Operations for Northwest Airlines from December 1997 until joining the Company. He also held the position of Controller—Ground Operations and held various other finance positions at Northwest since 1991.

        The following table sets forth certain information regarding the executive officers of Mesaba Aviation.

Name	Age	Position	Officer Since
John G. Spanjers	48	President and Chief Operating Officer	1999
Randy W. Strobel	36	Vice President, Finance	2002
Scott R. Bussell	50	Vice President, Technical Operations	2000
Jeffrey W. Wehrenberg	43	Vice President, Ground Operations	2001
William T. Poerstel	42	Vice President, Flight Operations	2002

Robert T. Meekin	41	Vice President, People and Processes	2001

        John G. Spanjers was named President of Mesaba in September 2002 after becoming Chief Operating Officer in June 2002. Mr. Spanjers joined Mesaba as the Vice President, Flight Operations in November 1999 and held that position until June 2002. Mr. Spanjers was the Director Performance Engineering for Northwest from April 1997 until November 1999. Mr. Spanjers also held various other positions within the System Operations Control organization at Northwest since June 1988. Prior to that, Mr. Spanjers held various operational positions within the regional and charter airline industry.

        Randy W. Strobel was named Vice President, Finance in September 2002. Previously Mr. Strobel was Controller of Mesaba after joining Mesaba in October 2001. Before joining Mesaba, Mr. Strobel was an independent financial consultant from March 2000 to September 2001 and the Director of Finance for Excelsior-Henderson Motorcycle Manufacturing Company from August 1998 to February 2000. Prior to that, Mr. Strobel was a senior audit and business advisory manager for Arthur Andersen LLP.

        Scott R. Bussell was named Vice President, Technical Operations in May 2000. Mr. Bussell joined Mesaba in October 1995 as Director of Maintenance. Before joining Mesaba in 1995, Mr. Bussell held the position of Director of Maintenance for Renown Aviation in Roswell, NM. From 1977 to 1994, Mr. Bussell held numerous positions in technical operations while employed at Continental Airlines and Frontier Airlines in Denver, CO.

        Jeffrey W. Wehrenberg was named Vice President, Ground Operations in January 2003. Mr. Wehrenberg joined Mesaba in September 2000 as Director of Systems Operations Control and subsequently became Vice President, Minneapolis Hub Operations in March 2001. Before joining Mesaba, Mr. Wehrenberg held the position of Senior Vice President and Chief Operating Officer at TransMeridian Airlines from May 1999 to August 2000. He also was President and Chief Operating Officer at Chicago Express Airlines between November 1998 and May 1999 and served in a variety of senior operational positions with Express Airlines I, between 1995 and 1998, including Vice President of Customer Service and Vice President and General Manager of the company's northern region.

        William T. Poerstel was named Vice President, Flight Operations in January 2003. Previously, Mr. Poerstel was Vice President, Detroit Hub Operations from May 2002 to December 2002. Before joining Mesaba, Mr. Poerstel held various positions at United Airlines from 1986 to April 2002, most recently as Quality Service Director. He also served as UAL/US Airways Integration Program Director—Operations, System Workload Manager, Manager Aircraft Maintenance Operations, and Manager Hangar Maintenance for United.

        Robert T. Meekin was named Vice President, People and Processes in March 2001. Before joining Mesaba, Mr. Meekin held the position of Director of Organization Development for Becton Dickinson. Mr. Meekin held numerous positions in human resource management and organizational development at Becton Dickinson since 1997, The Perrier Group of America from 1992 to 1997 and Exxon Corporation from 1987 to 1992.

        The following table sets forth certain information regarding the executive officers of Big Sky Transportation Co.

Name	Age	Position	Officer Since
Kim B. Champney	48	President and Chief Executive Officer	1998
Craig Denney	49	Executive Vice President and Chief Operating Officer	1995

        Kim B. Champney was named President and Chief Executive Officer in January 1998. Before joining Big Sky, Mr. Champney held the position of Vice President of Business Development at Merlin Express in San Antonio, Texas from 1993 to 1997 and Director of Airlines Planning for DHL Airways in Cincinnati, Ohio from 1990 to 1993.

        Craig Denney was named Executive Vice President and Chief Operating Officer in December 1995, and prior to that held several senior management positions at Big Sky from 1978 to 1995. Before joining Big Sky, Mr. Denney held the position of transportation agent for Northwest Airlines in Great Falls and Butte, Montana from 1974 to 1978.

Item 2. PROPERTIES

        See information provided under the captions "Business—Aircraft," "—Airport and Terminal Facilities and Services," and "—Properties" in Item 1 herein.

Item 3. LEGAL PROCEEDINGS

        On June 2, 2003, the ALPA, collective bargaining representative of Mesaba's pilots, filed a complaint for injunction and declaratory relief against Mesaba relating to the parties' progress in negotiating a new collective bargaining agreement. The lawsuit is pending in the United States District Court for the District of Minnesota. The ALPA is requesting a judicial declaration that Mesaba is not conferring and bargaining exclusively with the ALPA, not meeting its duty to make and maintain an agreement, and refusing to bargain in good faith. Mesaba will file responsive pleadings consistent with its belief that the ALPA's claims are without merit. The ultimate outcome of this lawsuit cannot be predicted with certainty.

        As previously disclosed in the Company's Form 10-Q for the quarter ended December 31, 2002, Fairbrook Leasing, Inc., Lambert Leasing, Inc., and Swedish Aircraft Holdings AB ("Saab") filed a declaratory judgment action against Mesaba relating to 20 Saab 340A aircraft leased by Mesaba. The lawsuit was filed on October 4, 2002 and is pending in the United States District Court for the District of Minnesota. Saab is requesting a judicial declaration that the terms of the leases applicable to each of the Saab 340A aircraft are governed by a March 7, 1996 term sheet proposal rather than the short-term leases subsequently executed by the parties. Mesaba has counterclaimed to resolve a dispute relating to the return conditions applicable to the Saab 340A aircraft. Mesaba believes that Saab's claims are without merit and has brought a summary judgment motion asking the court to rule that the term sheet proposal is not a binding contract. The ultimate outcome of this lawsuit cannot be predicted with certainty.

        As previously reported in the Company's Form 10-Q for the quarter ended December 31, 2002, Mesaba has brought suit in the United States District Court for the District of Minnesota against Federal Insurance Company, a subsidiary of The Chubb Corporation, for coverage of the business interruption, extra expense and construction costs for the Detroit hangar that was destroyed due to a severe storm in May 2000. On December 19, 2002, the Court granted Mesaba's motion for summary judgment with respect to coverage of a portion of the reconstruction costs. Specifically, the Court ordered that Mesaba is entitled to the cost of installation of an updated fire suppression system in the reconstructed hangar. The parties are in discussion regarding a possible settlement of the claims. The ultimate outcome of this lawsuit cannot be predicted with certainty.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FOURTH QUARTER OF FISCAL YEAR

        There were no matters submitted to a vote of the Company's shareholders during the three month period ended March 31, 2003.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is traded under the symbol "MAIR" on the Nasdaq National Market.

        The following table sets forth the range of high and low sale prices for the Company's Common Stock and the dividends per share for each of the fiscal quarters of the two years ended March 31, 2003. Quotations for such periods are as reported by Nasdaq for National Market issues. The Company has not issued cash dividends since September 1995.

Stock Quotations

	($) High	($) Low
Fiscal 2002
First quarter	11.74	7.93
Second quarter	9.70	4.95
Third quarter	8.20	5.56
Fourth quarter	9.49	7.15
Fiscal 2003
First quarter	9.29	5.30
Second quarter	7.00	4.50
Third quarter	6.70	4.33
Fourth quarter	7.02	5.28

        On June 20, 2003, the number of holders of record of Common Stock was 749.

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

	For the Years Ended March 31,
	2003 (1)	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Operating revenues	$456,880	$416,913	$439,803	$406,199	$331,753
Operating expenses	448,252	416,107	410,455	359,364	299,531

Operating income	8,628	806	29,348	46,835	32,222

Net income	$4,329	$7,810	$19,784	$31,061	$21,271

Net income per share—basic	$0.21	$0.38	$0.98	$1.54	$1.07

Weighted average number of common shares outstanding—basic	20,308	20,289	20,288	20,177	19,793

Net income per share—diluted	$0.21	$0.38	$0.94	$1.48	$0.99

Weighted average number of common shares and common share equivalents outstanding—diluted	20,357	20,601	20,941	21,043	21,512

(1)
Statement of operations data includes the results of operations of Big Sky since the date of acquisition, December 1, 2002.

	As of March 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Balance Sheet Data:
Current assets	$166,144	$162,621	$156,740	$139,952	$116,369
Net property and equipment	43,798	50,615	56,248	54,109	47,195
Long term investments	21,762	4,068	—	—	—
Other assets, net	15,706	8,550	10,746	13,663	15,659

Total assets	$247,410	$225,854	$223,734	$207,724	$179,223

Current liabilities	$62,675	$44,781	$46,566	$44,686	$48,674
Other noncurrent liabilities	6,790	7,701	12,487	18,320	21,310
Shareholders' equity	177,945	173,372	164,681	144,718	109,239

Total liabilities and shareholders' equity	$247,410	$225,854	$223,734	$207,724	$179,223

	For the Years Ended March 31,
Mesaba
	2003	2002	2001	2000	1999
Selected Operating Data:
Passengers	5,658,006	5,650,500	6,207,400	5,667,600	4,342,200
Available seat miles (000's) (1)	2,822,140	2,739,946	2,948,239	2,677,712	1,994,626
Revenue passenger miles (000's) (2)	1,646,114	1,571,042	1,725,460	1,534,116	1,112,050
Load factor (3)	58.3%	57.3%	58.5%	57.3%	55.8%
Departures	233,160	240,068	269,596	274,357	236,209
Revenue per available seat mile	$.160	$.152	$.149	$.152	$.166
Cost per available seat mile	$.155	$.152	$.139	$.134	$.150
Big Sky	For the Period from December 1, 2002 (date of acquisition) to March 31, 2003
Selected Operating Data:
Passengers	39,587
Available seat miles (000's) (1)	29,810
Revenue passenger miles (000's) (2)	10,630
Load factor (3)	35.7%
Departures	8,415
Revenue per available seat mile	$.193
Cost per available seat mile	$.262

(1)
"Available seat miles" are determined by multiplying the number of seats available for passengers by the number of miles flown.

(2)
"Revenue passenger miles" are determined by multiplying the number of fare paying passengers carried by the distance flown.

(3)
"Load factor" is determined by dividing revenue passenger miles by available seat miles.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Years Ended March 31, 2003 and 2002

Earnings Summary

        The Company reported net income of $4.3 million or $0.21 per diluted share for fiscal 2003, compared to $7.8 million or $0.38 per diluted share in fiscal 2002. Weighted average common shares and common share equivalents outstanding were 20.4 million and 20.6 million in fiscal 2003 and fiscal 2002, respectively. On December 1, 2002, the Company acquired all the outstanding shares of Big Sky and accounted for the transaction using the purchase method of accounting. As such, the Company has consolidated Big Sky's results of operations from the acquisition date to March 31, 2003. For the period since being acquired, Big Sky generated operating revenues of $5.8 million and operating expenses of $7.8 million. Due to the fact that year-over-year and full year information for Big Sky is not included, a detailed discussion of Big Sky's operating results and statistics is not presented.

        Operating Revenues.    Total operating revenues increased 8.2% in fiscal 2003 to $451.1 million from $416.9 million in fiscal 2002. The increase is attributable to an increase of approximately 6% in completed available seat miles under the Airlink Agreement and 1% in block hours flown under the Jet Agreement, the elimination of certain concessions granted to Northwest following September 11, 2001 and an increase in ground handling activities resulting from the change in operations with two new terminals in Minneapolis/St. Paul and Detroit.

        Operating Expenses.    Total operating expenses in fiscal 2003 increased 5.8% to $440.4 million from $416.1 million in fiscal 2002. The cost per available seat mile ("CASM") increased 2.6% to $0.156 from $0.152. The significant change in unit cost year over year was due to the increased wages associated with the change in operations with two new terminals in Minneapolis/St. Paul and Detroit, increased aircraft maintenance costs associated with maintaining an aging fleet, increased aircraft rents associated with a greater number of aircraft on lease and increased insurance costs following the terrorist events of September 11, 2001.

        The following table compares components of operating cost per available seat mile ("ASM") for the years ended March 31, 2003 and 2002:

	For the Years Ended March 31,
Operating Cost Per Available Seat Mile (Unit Cost)
	2003		2002
Wages and benefits	4.7	¢	4.6	¢
Aircraft fuel	0.8		0.8
Aircraft maintenance	2.9		2.8
Aircraft rents	3.8		3.7
Landing fees	0.2		0.2
Insurance and taxes	0.5		0.3
Depreciation and amortization	0.7		0.7
Administrative and other	2.0		2.1

Total	15.6	¢	15.2	¢

        Wages and benefits increased 5.7% to $132.0 million in fiscal 2003 from $125.0 million in fiscal 2002. The increase is the result of increased ground handling personnel for the two new terminals in Minneapolis/St. Paul and Detroit and increased health and dental costs.

        Aircraft fuel decreased 2.7% to $21.9 million in fiscal 2003 from $22.5 million in fiscal 2002. The decrease is attributable to decreased fuel consumption. Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices. Mesaba's actual cost of fuel including taxes and pumping fees was 83.5 cents per gallon in both fiscal 2003 and fiscal 2002. Northwest is responsible for fuel for the jet operation.

        Aircraft maintenance costs, excluding wages and benefits, increased 7.5% to $81.9 million for fiscal 2003 from $76.2 million for fiscal 2002. Aircraft maintenance costs increased due to the costs associated with maintaining an aging aircraft fleet and revisions to Mesaba's estimate of expected overhaul costs.

        Aircraft rents increased 5.0% to $106.7 million in fiscal 2003 from $101.6 million in fiscal 2002. This increase is attributable to the full year impact of the 11 additional Saab 340 aircraft that were delivered between the last quarter of fiscal 2002 and the first two quarters of fiscal 2003, netted against the return of eight Saab 340 aircraft during the third and fourth quarters of fiscal 2003. Also contributing to the increase are higher rental rates for the aircraft added in fiscal 2003 versus aircraft disposed of in the same period.

        Landing fees increased 8.9% to $7.2 million in fiscal 2003 from $6.6 million in fiscal 2002. The increase is primarily attributable to higher landing fees charged by airports due to new airport facilities and higher costs of airport operation. Northwest is responsible for landing fees for the jet operation.

        Insurance and taxes increased 79.4% to $14.9 million in fiscal 2003 from $8.3 million in fiscal 2002. The increase is primarily attributable to increased rates and surcharges for aircraft hull insurance and passenger liability insurance imposed after September 11, 2001.

        Depreciation and amortization decreased 6.1% to $18.6 million in fiscal 2003 compared to $19.8 million in fiscal 2002. The lower level of depreciation and amortization resulted from reduced and delayed capital spending.

        Administrative and other expenses increased 1.9% to $57.2 million in fiscal 2003 from $56.2 million in fiscal 2002. The change is attributable to a full-year impact of increased security costs following September 11, 2001, offset by reduced crew costs associated with fewer departures in fiscal 2003.

        Consolidated Operating Income.    Operating income totaled $8.6 million in fiscal 2003, as compared to $0.8 million in fiscal 2002. The Company's operating margin increased to 1.9% in fiscal 2003 from 0.2% in fiscal 2002.

        Consolidated Nonoperating Income.    Nonoperating income decreased to $0.3 million for fiscal 2003 from $15.3 million in fiscal 2002. Fiscal 2003 nonoperating income represents the offsetting impact of the recognition of a $3.0 million writedown of an investment in a WorldCom bond and interest income earned on the Company's remaining investments. In fiscal 2002, nonoperating income of $15.3 million was due primarily to the recognition of the $12.5 million in U.S. government grant proceeds.

        Consolidated Provision for Income Taxes.    The provision for income taxes decreased 44.9% to $4.6 million in fiscal 2003 from $8.3 million in fiscal 2002. The Company's blended effective tax rate was 51.3% in fiscal 2003 as compared to 51.4% in fiscal 2002. The effective tax rate remained constant due to a similar change in the level of nondeductible expenses being applied over the Company's earnings.

Results of Operations for the Fiscal Years Ended March 31, 2002 and 2001

Earnings Summary

        The Company reported net income of $7.8 million or $0.38 per diluted share for the fiscal year ended March 31, 2002, compared to $19.8 million or $0.94 per diluted share in fiscal 2001. Weighted average common shares and common share equivalents outstanding were 20.6 million and 20.9 million in fiscal 2002 and fiscal 2001, respectively.

        Operating Revenues.    Total operating revenues decreased 5.2% in fiscal 2002 to $416.9 million from $439.8 million in fiscal 2001, and revenue passenger miles decreased 8.9% to 1,571,042 from 1,725,460. Total revenue per available seat mile ("RASM") increased to $0.152 in fiscal 2002 from $0.149 in fiscal 2001. Mesaba's average passenger load factor was 57.3% in fiscal 2002 compared to 58.5% in fiscal 2001. The decrease in revenue passenger miles is directly attributable to the impact of the events of September 11, 2001 and the economic recession. Other revenue increased 58.8% due to increased ground-handling activities.

        Operating Expenses.    Total operating expenses in fiscal 2002 increased 1.4% to $416.1 million from $410.5 million in fiscal 2001. Mesaba's cost per available seat mile ("CASM") increased 9.4% to $0.152 from $0.139. Available seat miles decreased 7.1% to 2,739,946 in fiscal 2002 from 2,948,239 in fiscal 2001. The significant change in unit cost year over year was due to the relationship of fixed operating costs to reduced flight activity, the impact of Mesaba's restructuring initiatives, and increases in landing fees, insurance and security.

        The following table compares components of Mesaba's operating cost per ASM for the years ended March 31, 2002 and 2001:

	For the Years Ended March 31,
Operating Costs Per Available Seat Mile (Unit Cost)
	2002		2001
Wages and benefits	4.6	¢	3.9	¢
Aircraft fuel	0.8		0.9
Aircraft maintenance	2.8		2.6
Aircraft rents	3.7		3.4
Landing fees	0.2		0.2
Insurance and taxes	0.3		0.2
Depreciation and amortization	0.7		0.6
Administrative and other	2.1		2.1

Total	15.2	¢	13.9	¢

        Wages and benefits increased 9.5% to $125.0 million in fiscal 2002 from $114.1 million in fiscal 2001. The increase is a result of several factors including higher health insurance costs, management salaries, employee incentive pay due to Mesaba's strong operating performance, workers compensation claims, and additional ground handling activities. Normal wage and benefit increases also contributed to the increased expenses. Overall, personnel levels (measured on a full time equivalent basis at the fiscal year end) decreased to approximately 3,300 from 3,400.

        Aircraft fuel costs decreased 13.2% to $22.5 million in fiscal 2002 from $25.9 million in fiscal 2001. The decrease is attributable to the reduced jet-prop flight activity after September 11, 2001. Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices. Mesaba's actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon in fiscal 2002 and 2001 per the Airlink Agreement. Northwest provides fuel for the jet operation at its expense.

        Aircraft maintenance costs, excluding wages and benefits, decreased 2.8% to $76.2 million in fiscal 2002 from $78.4 million in fiscal 2001. This decrease was primarily due to reduced fleet utilization after September 11, 2001, which lowered flight hour based maintenance costs. The decrease was offset by an increase in rotable repair costs due to the aging of the fleet.

        Aircraft rents increased 1.5% to $101.6 million for fiscal 2002 from $100.0 million in fiscal 2001. This increase is primarily attributable to the full year impact of the three additional RJ85 aircraft that were delivered during the first quarter of fiscal 2001, the addition of five Saab 340 aircraft that were received during the fourth quarter of fiscal 2002 offset by the return of three Saab 340 aircraft at the end of the third quarter of fiscal 2002.

        Landing fees increased 4.0% to $6.6 million in fiscal 2002 from $6.3 million in fiscal 2001. The increase is primarily attributable to higher landing fees charged by airports after September 11, 2001. Northwest provides landing fees for the jet operation at its expense.

        Insurance and taxes increased 55.8% to $8.3 million in fiscal 2002 from $5.3 million in fiscal 2001. The increase is primarily attributable to increased rates and surcharges imposed after September 11, 2001.

        Depreciation and amortization totaled $19.8 million in fiscal 2002 compared to $17.8 million in fiscal 2001. The higher level of depreciation and amortization resulted from the purchase of spare aircraft parts, ground service equipment, computer systems, and maintenance facility improvements.

        Administrative and other expenses decreased 10.3% to $56.2 million in fiscal 2002 from $62.6 million in fiscal 2001. The significant change in year over year costs are the $0.8 million restructuring charge in fiscal 2002 which was offset by reduced pilot training, reduced outside services, and fewer passenger accommodation charges due to the high levels of operational performance.

        Operating Income.    Operating income totaled $0.8 million for fiscal 2002, as compared to $29.3 million a year ago. Mesaba's operating margin decreased to 0.2% in fiscal 2002 from 6.7% in fiscal 2001. Fiscal 2002 operating margins decreased due to lower aircraft utilization after September 11, 2001 and the economic recession, increased variable expenses such as insurance, security, and landing fees and static fixed fiscal 2001 expenses such as aircraft rents.

        Nonoperating Income.    Nonoperating income increased to $15.3 million in fiscal 2002 from $5.6 million in fiscal 2001 as a result of Mesaba's recognition of the $12.5 million federal grant in fiscal 2002. This was offset by lower interest income due to lower interest rates and lower average levels of funds available for investment as a result of the extended payment terms Mesaba granted Northwest for the three months ended December 31, 2001. Nonoperating income in fiscal 2002 included a $0.9 million charge to write-off aircraft components. Nonoperating income in fiscal 2001 included a $0.7 million one-time charge to reclassify the Detroit hangar capital lease to an operating lease.

        Provision for Income Taxes.    The provision for income taxes decreased 45.7% to $8.3 million in fiscal 2002 from $15.2 million in fiscal 2001. The Company's blended effective tax rate was 51.4% for fiscal 2002 as compared to 43.5% in fiscal 2001. Mesaba adjusts its effective tax rate quarterly based on forecasted operating results for the fiscal year. The effective tax rate increased due to consistent levels of nondeductible expenses being applied over less pre-tax earnings.

Liquidity and Capital Resources

        The Company's working capital decreased to $103.5 million with a current ratio of 2.7 at March 31, 2003 compared to $117.8 million and 3.6 at March 31, 2002. Cash and cash equivalents increased 94.9% to $60.9 million at March 31, 2003 from $31.3 million at March 31, 2002 due primarily to cash from operations of $34.1 million, a net decrease in the Company's investments of $6.8 million, the $3.2 million net purchase price for Big Sky, net property and equipment additions of $7.4 million, debt repayments of $0.6 million and the issuance of common stock of $0.1 million. The Company's current ratio and level of cash and cash equivalents has fluctuated from March 31, 2002 due to changes in the Company's investment strategy and portfolios. In February 2002, the Company implemented a new investment policy which reduced investment concentration from ten percent to five percent and allowed its investment managers to purchase investments with a maximum maturity of two years from one year and an average portfolio life to one year from six months. Long term investments increased $17.7 million to $21.8 million at March 31, 2003 compared to $4.1 million at March 31, 2002.

        Investments consist principally of municipal securities and corporate bonds and are classified as available-for-sale as of March 31, 2003 and 2002. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders' equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment. The Company classifies investments that mature within one year as short term. Investments with maturities greater than one year are classified as long term.

        Because of the uncertainty surrounding the WorldCom bankruptcy proceedings and market valuation of WorldCom bonds, the Company recorded an other-than-temporary impairment loss of $3.0 million on its investment in a WorldCom bond in fiscal 2003. In March 2003, the Company sold its investment in WorldCom for $0.8 million which resulted in a gain of approximately $0.4 million, which is recorded in interest income and other in the consolidated statements of operations.

        As of March 31, 2003, Mesaba's fleet consisted of 107 aircraft covered under operating leases with remaining terms of less than a month to 13 years and aggregate monthly lease payments of approximately $9.1 million. Mesaba has the ability to return to the lessor up to 10 turbo-prop aircraft which, if all were returned, would reduce Mesaba's aggregate monthly lease payment by a total of $0.3 million. Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with original terms of up to 17 years. Mesaba leases its RJ85 aircraft from Northwest under operating leases with terms of up to 10 years. Continued funding of the monthly minimum lease payments is ensured as long as the current operating contracts with Northwest are in effect.

        As of March 31, 2003, Big Sky's fleet consisted of 15 aircraft covered under operating leases with remaining terms of six months to 54 months and aggregate monthly lease payments of approximately $0.2 million. Big Sky's leases 14 of its aircraft from leasing companies and an aircraft from a municipality under operating leases with initial terms of up to six years. Two of the leases allow Big Sky to return the aircraft to the lessor upon the occurrence of certain events, and five of the leases contain purchase options. Funding of the monthly minimum lease payments is dependent on continued passenger boardings and ultimately the operations of the Company.

        Approximately 73% of the Company's accounts receivable balance as of March 31, 2003 was due from Northwest. Loss of Mesaba's affiliation with Northwest or Northwest's failure to make timely payment of amounts owed to Mesaba or to otherwise materially perform under the Airlink or Jet Agreement for any reason would have a material adverse effect on the Company's operations and financial results.

        The following table summarizes the Company's commitments to make long-term debt and lease payments for the years ending March 31:

	2004	2005	2006	2007	2008	Thereafter	Total
Operating leases: (1)
Aircraft	$108,722	$106,149	$105,373	$104,819	$90,727	$367,290	$883,080
Non-aircraft	8,429	8,742	8,761	8,784	8,800	67,837	111,353
Long-term debt (2)	225	154	136	144	59	353	1,071
Capital lease (3)	68	68	68	68	68	462	802

Total	$117,444	$115,113	$114,338	$113,815	$99,654	$435,942	$996,306

(1)
Amounts represent minimum lease payments with initial or remaining terms of more than one year. See Notes 5 and 10 to the consolidated financial statements for additional discussion of operating leases.

(2)
Amounts represent principal payments only. See Note 6 to the consolidated financial statements for additional discussion of long-term debt and future maturities.

(3)
See Note 10 to the consolidated financial statements for additional discussion of the capital lease.

Outlook

        The economic outlook for the Company is dependent on business and consumer behavior which continues to be affected by lingering threats of terrorist activity post September 11, 2001, continued economic weakness, increased political unrest in the Middle East and ongoing health alerts such as SARS. These factors are likely to persist throughout fiscal 2004.

        Management believes the Company is in a sound financial position at the beginning of fiscal 2004 with a combined cash, cash equivalent and investments balance of approximately $123.1 million. Mesaba and Big Sky expect to continue to concentrate on excellent operating performance including four key measures: completion factor, on-time arrival, safety, and operating costs. Careful resource management including aggressive cost control measures with significance placed on finalization of a viable labor contract with both Mesaba's pilots and mechanics will contribute positively to the Company's financial performance. Cost control measures will continue to be closely monitored through various cost metrics.

        In fiscal 2004, the Company will also focus on exploring additional growth opportunities with its existing subsidiaries. These include expansion of Big Sky's business and opportunities to expand Mesaba's flight schedule with Mesaba's business partner, Northwest. Management believes that the Company's internal capital base is a strong foundation to invest in such growth. Management currently believes that the Company's cash, cash equivalents, and investments, as well as cash generated from operations will be sufficient to meet operating expenses, debt service requirements and capital expenditures through fiscal 2004.

Critical Accounting Policies and Estimates

        The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The U.S. Securities and Exchange Commission ("SEC") has defined a company's most critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified its critical accounting policies to include those discussed in the following paragraphs. The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions. See Note 2 "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements for additional discussion of these items.

        Management believes that its estimates and assumptions are reasonable, based on information presently available; however, changes in these estimates, judgments and assumptions will occur as a result of future events, and accordingly actual results could differ from amounts estimated.

        Aircraft Property and Equipment—Estimated lives are used to record depreciation on aircraft property and equipment. Aircraft utilization, technology, and changes in the business strategy may affect the economic lives used to record depreciation by Mesaba or Big Sky. The foregoing may also impact depreciation rates, impairment, or both. Management of Mesaba and Big Sky regularly review the estimated useful lives and salvage values for aircraft property and equipment.

        Excess and Obsolete Inventories—Estimated recovery percentages are used to record obsolescence reserves for parts inventories. Aircraft utilization, parts availability, and changes in parts cost may affect the valuation of parts inventories and obsolescence reserve levels. Management of Mesaba and Big Sky regularly review recovery percentages, reserve levels and inventory valuations for parts inventories.

        Aircraft Maintenance—Estimated maintenance costs and anticipated aircraft activity are used to determine maintenance reserves. Changes in maintenance contracts, parts and labor costs and aircraft activity may affect the maintenance reserves. Management of Mesaba and Big Sky regularly review airplane activity, expected aircraft return dates, changes in its maintenance contracts and parts and labor costs for maintenance reserves.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses how goodwill and other intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition and after they have been initially recognized. The provisions of SFAS No. 142 were required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 on April 1, 2002 and the adoption did not have a material impact on the Company's consolidated results of operations, financial position or cash flows because the Company did not have any goodwill or other intangible assets at the time of adoption. With the acquisition of Big Sky Transportation Co. on December 1, 2002, the Company recorded goodwill and intangible assets, both of which will be evaluated for impairment annually in accordance with SFAS No. 142 and SFAS No. 144.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was required to be adopted for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on April 1, 2002 and the adoption did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be classified as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company will adopt SFAS No. 145 as of April 1, 2003. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue 94-3. The Company will be required to adopt SFAS No. 146 effective for any exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain issued and outstanding guarantees. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows. The Company provided the annual disclosures required by SFAS No. 148 for the year ended March 31, 2003 in Note 1 to the consolidated financial statements. The Company will provide the interim disclosures required by SFAS No. 148 beginning in the first quarter of fiscal 2004.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        The Company's principal market risks are the availability and price of jet fuel and changes in interest rates.

        Mesaba and Big Sky have not experienced difficulties with fuel availability. As a part of the Airlink Agreement, Northwest bears the economic risk of fuel price fluctuations for Mesaba's fuel requirements. As part of the Jet Agreement, Northwest provides all fuel at its expense to support Mesaba's jet operations. Big Sky is subject to fluctuations in fuel prices, but currently fuel expense is not a material cost in relation to the Company's total operating expenses. The Company expects that its results of operations will not be materially affected by fuel price volatility.

        The Company does not hold long-term interest sensitive assets and therefore is not exposed to interest rate fluctuations for its assets. The Company does not purchase or hold any derivative financial instruments for trading purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of the Company and the related independent auditors' report and report of independent public accountants are included in this Form 10-K on the pages indicated below:

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Mesaba Holdings, Inc.
Minneapolis, Minnesota

        We have audited the accompanying consolidated balance sheets of Mesaba Holdings, Inc. and subsidiaries (the Company) as of March 31, 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of March 31, 2002 and for each of the two years then ended, before the change in composition of its reportable segments and inclusion of disclosures as discussed in Note 9, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated May 2, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mesaba Holdings, Inc. and subsidiaries as of March 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed above, the consolidated financial statements of the Company as of March 31, 2002, and for the years ended March 31, 2002 and 2001, were audited by other auditors who have ceased operations. As described in Note 9, the Company changed the composition of its reportable segments in fiscal 2003, and the amounts disclosed in the fiscal 2002 and 2001 consolidated financial statements relating to reportable segments have been restated to conform to the fiscal 2003 composition of reportable segments. We audited the adjustments that were applied to the restated disclosures for reportable segments reflected in the fiscal 2002 and 2001 consolidated financial statements. Our procedures included (1) comparing the adjustment amounts of segment income before income taxes and total assets to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2002 and 2001 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2002 and 2001 financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
May 7, 2003 (June 2, 2003 as to Note 15)

NOTICE: THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT RELATES TO PRIOR YEARS' FINANCIAL STATEMENTS. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

REPORT OF THE INDEPENDENT PUBLIC ACCOUNTANTS

To Mesaba Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Mesaba Holdings, Inc. (a Minnesota corporation) and Subsidiary as of March 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Arthur Andersen LLP

Minneapolis, Minnesota,
May 2, 2002

MESABA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	As of March 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,908	$31,250
Short term investments	40,464	67,774
Accounts receivable, net of reserves of $389 and $990	40,682	41,202
Inventories, net	8,459	7,600
Prepaid expenses and deposits	4,925	5,094
Deferred income taxes and other	10,706	9,701

Total current assets	166,144	162,621
PROPERTY AND EQUIPMENT:
Flight equipment	78,549	74,686
Other property and equipment	37,916	32,103
Less: Accumulated depreciation and amortization	(72,667)	(56,174)

Net property and equipment	43,798	50,615
LONG TERM INVESTMENTS	21,762	4,068
OTHER ASSETS, net	15,706	8,550

	$247,410	$225,854

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,544	$13,184
Accrued liabilities:
Payroll	14,361	9,537
Maintenance	23,373	16,529
Deferred income	2,619	2,485
Other, primarily property and income taxes	7,778	3,046

Total current liabilities	62,675	44,781
OTHER NONCURRENT LIABILITIES	6,790	7,701
COMMITMENTS AND CONTINGENCIES (Notes 5, 6 and 10)
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 60,000,000 shares authorized; 20,320,641 and 20,298,144 shares issued and outstanding, respectively	203	203
Paid-in capital	50,615	50,508
Warrants	16,500	16,500
Accumulated other comprehensive income (loss)	116	(21)
Retained earnings	110,511	106,182

Total shareholders' equity	177,945	173,372

	$247,410	$225,854

The accompanying notes are an integral part of these consolidated financial statements.

MESABA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share information)

	For the Years Ended March 31,
	2003	2002	2001
OPERATING REVENUES:
Passenger	$433,060	$401,912	$429,811
Freight and other	23,820	15,001	9,992

Total operating revenues	456,880	416,913	439,803
OPERATING EXPENSES:
Wages and benefits	134,508	124,962	114,082
Aircraft fuel	22,987	22,534	25,946
Aircraft maintenance	82,984	76,202	78,364
Aircraft rents	107,547	101,582	100,048
Landing fees	7,298	6,574	6,322
Insurance and taxes	15,060	8,314	5,336
Depreciation and amortization	18,838	19,772	17,768
Administrative and other	59,030	56,167	62,589

Total operating expenses	448,252	416,107	410,455

OPERATING INCOME	8,628	806	29,348
NONOPERATING INCOME (EXPENSE):
Government grant income	491	12,485	—
Interest income and other	2,809	2,839	6,014
Writedown of investment	(2,994)	—	—
Interest expense	(47)	(53)	(367)

Nonoperating income, net	259	15,271	5,647

INCOME BEFORE PROVISION FOR INCOME TAXES	8,887	16,077	34,995
PROVISION FOR INCOME TAXES	4,558	8,267	15,211

NET INCOME	$4,329	$7,810	$19,784

Earnings per common share—basic	$0.21	$0.38	$0.98

Weighted average number of common shares outstanding—basic	20,308	20,289	20,288

Earnings per common share—diluted	$0.21	$0.38	$0.94

Weighted average number of common shares and common share equivalents outstanding—diluted	20,357	20,601	20,941

The accompanying notes are an integral part of these consolidated financial statements.

MESABA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

For the Years Ended March 31, 2003, 2002 and 2001

(in thousands, except share information)

	Common Stock			Warrants		Accumulated Other Comprehensive Income (Loss)
			Paid-In Capital				Retained Earnings	Total Shareholders' Equity	Comprehensive Income
	Shares	Amount		Shares	Amount
BALANCE, March 31, 2000	20,267,141	$203	$49,427	4,151,922	$16,500	—	$78,588	$144,718	—
Net income	—	—	—	—	—	—	19,784	19,784	$19,784
Exercise of stock options	21,000	—	179	—	—	—	—	179	—

BALANCE, March 31, 2001	20,288,141	203	49,606	4,151,922	16,500	—	98,372	164,681	19,784

Net income	—	—	—	—	—	—	7,810	7,810	7,810
Exercise of stock options	10,000	—	80	—	—	—	—	80	—
Recognition of tax impact of prior option activity	—	—	822	—	—	—	—	822	—
Unrealized loss on investments, net of tax	—	—	—	—	—	$(21)	—	(21)	(21)

BALANCE, March 31, 2002	20,298,141	203	50,508	4,151,922	16,500	(21)	106,182	173,372	7,789

Net income	—	—	—	—	—	—	4,329	4,329	4,329
Exercise of stock options	22,500	—	107	—	—	—	—	107	—
Unrealized gain on investments, net of tax	—	—	—	—	—	137	—	137	137

BALANCE, March 31, 2003	20,320,641	$203	$50,615	4,151,922	$16,500	$116	$110,511	$177,945	$4,466

The accompanying notes are an integral part of these consolidated financial statements.

MESABA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended March 31,
	2003	2002	2001
OPERATING ACTIVITIES:
Net income	$4,329	$7,810	$19,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,838	19,772	17,768
Writedown of investment	2,994	—	—
Loss on disposition of assets	—	1,484	—
Loss on lease conversion	—	—	694
Deferred income taxes	(2,033)	1,598	(524)
Change in current operating items, net of acquisition:
Accounts receivable, net	2,371	(5,431)	(15,681)
Inventories, net	225	446	(1,943)
Prepaid expenses and deposits	(2,725)	489	(1,212)
Accounts payable and other	10,058	(4,326)	(2,060)

Net cash flows provided by operating activities	34,057	21,842	16,826

INVESTING ACTIVITIES:
Acquisition of Big Sky, net of cash acquired	(3,225)	—	—
Purchases of investments	(92,466)	(92,097)	(265,220)
Sales of investments	99,225	98,304	187,171
Purchases of property and equipment, net of acquisition	(7,399)	(15,738)	(19,784)

Net cash flows used in investing activities	(3,865)	(9,531)	(97,833)

FINANCING ACTIVITIES:
Repayment of other noncurrent liabilities	(641)	(57)	(428)
Proceeds from issuance of common stock, net	107	80	179

Net cash flows (used in) provided by financing activities	(534)	23	(249)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,658	12,334	(81,256)
CASH AND CASH EQUIVALENTS:
Beginning of year	31,250	18,916	100,172

End of year	$60,908	$31,250	$18,916

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$47	$57	$367

Income taxes	$10,252	$8,104	$17,121

The accompanying notes are an integral part of these consolidated financial statements.

MESABA HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except per share information and otherwise noted)

1.     Corporate Organization and Business:

Corporate Organization

        The consolidated financial statements include the accounts of Mesaba Holdings, Inc. (the "Company" or "Holdings") and its subsidiaries, Mesaba Aviation, Inc., a regional carrier based in Minneapolis, Minnesota ("Mesaba") and Big Sky Transportation Co., a regional air carrier based in Billings, Montana ("Big Sky"). Big Sky was acquired by Holdings on December 1, 2002 (see Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

Business

        Mesaba operates as a regional air carrier providing scheduled passenger service as "Mesaba Airlines/Northwest Airlink" and "Mesaba Airlines/Northwest Jet Airlink" under two separate agreements with Northwest Airlines, Inc. ("Northwest") to 108 cities in the United States and Canada from Northwest's hub airports located in, Minneapolis/St. Paul, Detroit, and Memphis.

        Under the Airline Services Agreement (the "Airlink Agreement"), Mesaba operates Saab 340 jet-prop aircraft for Northwest. The Airlink Agreement provides for exclusive rights to designated service areas and extends through June 30, 2007. Under the Airlink Agreement, Mesaba recognizes revenue for each completed available seat mile. Additionally, under the Airlink Agreement, Mesaba purchases fuel, ground handling and other services from Northwest. The Company paid to Northwest $22,195, $25,469, and $28,738 in fiscal 2003, 2002, and 2001, respectively, for these services. Either Northwest or Mesaba may terminate the Airlink Agreement on 365 days notice or may be terminated immediately by either party for certain provisions provided for in the Airlink Agreement.

        Under the Regional Jet Services Agreement (the "Jet Agreement"), Mesaba operates Avro RJ85 ("RJ85") regional jets for Northwest. The Jet Agreement extends through October 25, 2006, unless terminated earlier in accordance with its provisions. Under the Jet Agreement, Mesaba recognizes revenue for each block hour flown. Northwest provides fuel and airport and passenger related services. The Jet Agreement may be terminated immediately by Mesaba or Northwest in accordance with certain provisions provided in the Jet Agreement. Northwest may terminate the Jet Agreement on April 25, 2004 with at least 180 days or up to 365 days prior notice.

        Under the agreements, all Mesaba flights appear in Northwest's timetables and Mesaba receives ticketing and certain check-in, baggage and freight-handling services from Northwest at certain airports. Mesaba also benefits from its relationship with Northwest through advertising and marketing programs. The Airlink Agreement and Jet Agreement provide for certain incentive payments from Northwest to Mesaba based on achievement of certain operational or financial goals. Such incentives totaled $4,945, $3,717, and $3,165 in fiscal 2003, 2002, and 2001, respectively and are included in passenger revenues in the accompanying consolidated statements of operations. Approximately 73% and 69% of the March 31, 2003 and 2002 accounts receivable balances in the accompanying consolidated balance sheets are due from Northwest. Substantially all of the operating revenue recognized in fiscal 2003, 2002, and 2001 was from Northwest.

        Loss of Mesaba's affiliation with Northwest or Northwest's failure to make timely payment of amounts owed to Mesaba or to otherwise materially perform under the Airlink or Jet Agreements would have a material adverse effect on Mesaba's and the Company's operations, financial position and cash flows. Northwest and Mesaba review contract compliance on a periodic basis. There are significant related party transactions between Northwest and Mesaba disclosed throughout the Notes to the Consolidated Financial Statements.

        Big Sky operates as a regional air carrier based in Billings, Montana, primarily providing scheduled passenger, airfreight, express package and charter services. Big Sky operates daily scheduled flights providing interline and online connecting services and local market services.

        Big Sky provides scheduled air service to 22 communities in Montana, North Dakota, Washington, Colorado, Wyoming, and

Idaho via Big Sky's Billings, Montana hub. Big Sky also has code-sharing agreements with Alaska Airlines/Horizon Airlines, America West Airlines and Northwest Airlines, where its services are marketed jointly with those air carriers for connecting flights. Big Sky participates in the Essential Air Service ("EAS") program with the U.S. Department of Transportation ("DOT"). The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service on the basis of its passenger traffic. The DOT pays EAS subsidies for each departure in a covered market.

2.     Summary of Significant Accounting Policies:

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant use of estimates relates to accrued maintenance expenses, aircraft property and equipment lives, and inventory obsolescence reserves. Ultimate results could differ from those estimates.

Cash and Cash Equivalents

        Cash equivalents consist primarily of U.S. government securities and interest-bearing deposits with original maturities of less than 90 days and are stated at cost, which approximates fair value. Cash and cash equivalents also include assets held as collateral for outstanding letters of credit and as security for a certain lease facility. At March 31, 2003 $2.0 million was held as collateral.

Investments

        Investments consist principally of municipal securities and corporate bonds and are classified as available-for-sale as of March 31, 2003 and 2002. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders' equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.

Inventories

        Inventories are stated at the lower of cost or market and consist of expendable aircraft service parts and fuel. Expendable parts are charged to maintenance as used. A provision is recorded to reduce inventories to the estimated net realized value, if required. As of March 31, 2003 and 2002, this reserve balance was $2.0 and $1.5 million, respectively.

Property and Equipment

        Property and equipment are stated at cost. Additions, improvements or major renewals are capitalized, while expenditures that do not enhance or extend the assets useful life are charged to operating expense as incurred. Depreciation is computed on a straight-line basis for financial reporting purposes over estimated useful lives of 3-36 years. Leasehold improvements are amortized over the life of the lease or the remaining estimated useful life of the asset. Depreciation and amortization expense on property and equipment totaled $17,058, $17,689 and $15,488 in fiscal 2003, 2002 and 2001, respectively.

Airframe and Engine Maintenance

        Routine maintenance, airframe and engine overhauls are charged to expense as incurred, except engine overhaul costs covered by third-party maintenance agreements and airframe inspections, which are accrued based on the hours flown. Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized and amortized over the remaining estimated useful life of the asset.

Other Assets

Warrants—

        In connection with the Jet Agreement, as amended, Mesaba paid Northwest contract rights fees in fiscal 1997 and 1999 in the form of warrants to purchase the Company's common stock. Contract rights totaled $11,700 and related accumulated amortization totaled $7,740 and $6,609 as of March 31, 2003 and 2002, respectively. Prior to fiscal 2002, Mesaba amortized the contract rights over six years to coincide with the earliest date on which the Jet Agreement could be terminated by Northwest. Effective April 1, 2001, Mesaba changed the amortization period to 10 years on a prospective basis to coincide with the term of the Jet Agreement, because management does not believe that Northwest will exercise early termination. The warrants issued in connection with the Jet Agreement consisted of the following as of March 31, 2003 and 2002:

Grant Date	Shares	Exercise Price	Vesting Date	Expiration Date
October 1996	922,500	$7.25	May 1998	October 2006
April 1998	474,192	21.25	October 1998	October 2006
June 1998	1,435,230	21.25	May 2000	October 2006

        In connection with the Airlink Agreement, Mesaba paid Northwest contract rights fees in the form of warrants to purchase 1,320,000 shares of the Company's common stock at $9.42 per share, which were fully exercisable upon issuance and expire July 1, 2007. Contract rights totaled $4,800 and related accumulated amortization totaled $2,760 and $2,280 as of March 31, 2003 and 2002, respectively. Contract rights are amortized on a straight-line basis over ten years to coincide with the term of the Airlink Agreement.

Goodwill and Other Intangible Assets—

        The excess of the purchase price over the fair market value of the net assets acquired was allocated to certain identifiable intangible assets, including, Big Sky's pilot labor contact and an air carrier certificate, and to goodwill in an aggregate amount of $6,550 as of the date of acquisition, December 1, 2002. These intangible assets and goodwill were recorded based upon preliminary estimates and are subject to future adjustments. The pilot labor contract is being amortized on a straight line basis over the term of the contract of seven years and approximately $0.2 million was recorded in depreciation and amortization expense in the consolidated statement of operations during the period from December 1, 2002 (date of acquisition) to March 31, 2003. The air carrier certificate is not being amortized given the indefinite nature of the certificate.

        The recoverability of goodwill and the intangible assets will be evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amounts.

Other Noncurrent Liabilities

        In order to assist Mesaba in integrating new aircraft into its fleet, certain manufacturers provided Mesaba with spare parts or other credits. Mesaba has deferred these amounts and amortizes them over the terms of the agreements as a reduction of aircraft rent expense. Amortization of these credits resulted in a reduction of rent expense of $2,306, $2,978 and $4,139 during fiscal 2003, 2002 and 2001, respectively.

Stock Options

        The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has approved stock option plans for key employees, directors, consultants and advisors to the Company. As such, the Company records compensation expense for stock options and awards only if the exercise price is less than the fair market value of the stock on the measurement date.

        For purposes of the pro forma disclosures of compensation expense under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company uses the Black-Scholes option model to estimate the fair value of options not subject to variable plan accounting. Weighted-average assumptions used in the valuation are summarized below:

	2003	2002	2001
Risk free interest rate	3.33 - 4.40%	3.65 - 5.16%	5.90 - 6.31%
Expected life of option grants	6 yrs.	6 yrs.	6 yrs.
Expected volatility of option grants	42.0 - 66.4%	27.7 - 41.27%	42.83%
Weighted average fair value of options granted	$3.60	$4.22	$5.02

        The following summarizes the pro forma effects assuming compensation for such awards had been recorded based upon the estimated fair value:

	2003	2002	2001
Net income as reported	$4,329	$7,810	$19,784
Stock-based compensation, net of tax	(2,757)	(2,430)	(1,479)

Pro forma net income	$1,572	$5,380	$18,305

Earnings per share—basic:
As reported	$0.21	$0.38	$0.98
Pro forma	$0.08	$0.27	$0.90
Earnings per share—diluted:
As reported	$0.21	$0.38	$0.94
Pro forma	$0.08	$0.26	$0.87

Revenue Recognition

        Mesaba recognizes revenue for each completed available seat mile under the Airlink Agreement and for each block hour flown under the Jet Agreement. Passenger revenues are recognized as income when the respective services are rendered.

        Big Sky recognizes revenue when transportation has been provided, including scheduled and ticketed passenger revenue and air freight, express package and charter services.

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

Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities, and other noncurrent liabilities of which carrying amounts do not significantly differ from fair value either due to their short-term nature or variable interest rates.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses how goodwill and other intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition and after they have been initially recognized. The provisions of SFAS No. 142 were required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 on April 1, 2002 and the adoption did not have a material impact on the Company's consolidated results of operations, financial position or cash flows because the Company did not have any goodwill or other intangible assets at the time of adoption. With the acquisition of Big Sky Transportation Co. on December 1, 2002, the Company recorded goodwill and intangible assets, both of which will be evaluated for impairment annually in accordance with SFAS No. 142 and SFAS No. 144.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was required to be adopted for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on April 1, 2002 and the adoption did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be classified as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company will adopt SFAS No. 145 as of April 1, 2003. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue 94-3. The Company will be required to adopt SFAS No. 146 effective for any exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain issued and outstanding guarantees. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows. The Company provided the annual disclosures required by SFAS No. 148 for the year ended March 31, 2003 in Note 1 to the consolidated financial statements. The Company will provide the interim disclosures required by SFAS No. 148 beginning in the first quarter of fiscal 2004.

3.     Acquisition:

        On September 26, 2002, the Company executed a definitive merger agreement providing for the acquisition of Big Sky, a regional air carrier based in Billings, Montana, for $3.2 million, net of cash acquired of $0.3 million. The transaction closed on December 1, 2002.

        The Company funded the acquisition with cash from operations and accounted for the acquisition using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. Certain of the assets and liabilities have been recorded based upon preliminary estimates as of the date of the acquisition and are subject to future adjustments. The excess of the purchase price over the fair market value of the net assets acquired was allocated to certain identifiable intangible assets and goodwill. Such goodwill is not expected to be deductible for tax purposes. Results of Big Sky's operations have been included in the accompanying consolidated financial statements since the date of acquisition. Due to the lack of materiality of Big Sky's operations, pro forma financial results are not presented.

4.     Investments:

        Investments consist principally of municipal securities and corporate bonds and are classified as available-for-sale as of March 31, 2003 and 2002. The Company classifies investments with original maturities within one year as short term. Investments with original maturity dates greater than one year are classified as long term.

        The amortized cost, gross unrealized gains and losses, and fair value of investments were as follows:

	March 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities—available for sale	$61,944	$283	$(1)	$62,226
	March 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities—available for sale	$71,884	$66	$(108)	$71,842

        For the years ended March 31, the Company recorded realized gains and losses on the sale of investments as follows:

	2003	2002	2001
Gross realized gains	$605	$418	$402
Gross realized losses	(90)	(82)	(73)

Net realized gains	$515	$336	$329

        In fiscal 2003, the Company recorded an other-than-temporary impairment loss of $3.0 million on its investment in a WorldCom bond in fiscal 2003. In March 2003, the Company sold its investment in WorldCom for $0.8 million which resulted in a gain of approximately $0.4 million, which is recorded in interest income and other in the consolidated statements of operations.

5.     Flight Equipment:

        Mesaba's airline fleet consisted of the following aircraft held under operating leases as of March 31, 2003:

Number of Aircraft	Type of Aircraft	Capacity Seating
36	Avro RJ85	69
71	Saab 340	30/33/34

        Under the terms of the Jet Agreement, Mesaba subleases its RJ85 aircraft from Northwest under operating leases with original terms of up to 10 years. The Jet Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events, including termination or breach of the Jet Agreement.

        Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with original terms of up to 17 years. The Airlink Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events.

        Big Sky's airline fleet consisted of the following aircraft held under operating leases as of March 31, 2003:

Aircraft Number of	Type of Aircraft	Capacity Seating
9	Metro III	19
6	Metro 23	19

        Big Sky leases eight of its Metro III and all Metro 23 aircraft from leasing companies and one Metro III from a municipality under operating leases with original terms of up to six years. Two of the leases allow Big Sky to return the aircraft to the lessor upon the occurrence of certain events, and five of the leases contain purchase options.

        The aircraft operating leases for Mesaba and Big Sky require future minimum rental payments as follows as of March 31, 2003:

Years ending March 31,	Amount
2004	$108,722
2005	106,149
2006	105,373
2007	104,819
2008	90,727
Thereafter	367,290

$883,080

        Rent expense under aircraft operating leases totaled approximately $107,547, $101,582, and $100,048 in fiscal 2003, 2002, and 2001, respectively (including $69,106 $62,015 and $61,598 paid to Northwest in fiscal 2003, 2002 and 2001, respectively).

6.     Notes Payable and Long-Term Debt:

        Long-term debt is recorded in other noncurrent liabilities in the consolidated balance sheet and consists of the following as of March 31, 2003:

Variable rate installment note (7.5% at March 31, 2003) due in monthly payments of $2 including interest, through May 2007, secured by substantially all assets of Big Sky	$84
Capitalized lease obligation, at imputed interest rate of 8.5%, secured by Big Sky leased assets	508
7.5% installment note, due in monthly payments of $8 including interest, through May 2007, secured by substantially all assets of Big Sky	341
9% installment note, due in monthly payments of $8, including interest, through June 2004, secured by flight equipment of Big Sky	108
Prime + 1.5% (6.25% at March 31, 2003) installment note, due in monthly payments of $2, including interest, through June 2004, secured by equipment of Big Sky	30

1,071
Less current portion	(225)

$846

        Long-term debt maturities were as follows as of March 31, 2003:

Years ending March 31,	Amount
2004	$225
2005	154
2006	136
2007	144
2008	59
Thereafter	353

$1,071

7.     Income Taxes:

        The provision for income taxes is comprised of the following elements:

	2003	2002	2001
Current:
Federal	$5,347	$5,102	$12,942
State	1,244	1,567	2,793
Deferred	(2,033)	1,598	(524)

	$4,558	$8,267	$15,211

        The actual income tax expense differs from the statutory tax expense as follows:

	2003	2002	2001
Computed tax expense at federal statutory rate of 35%	$3,110	$5,627	$12,248
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	822	1,154	1,785
Non-deductible flight crew expenses	635	600	769
Other, net	(9)	886	409

	$4,558	$8,267	$15,211

        The net deferred tax assets listed below include a current net deferred tax asset of $10.1 million and $8.9 million and a long-term net deferred tax asset of $1.0 million and $0.9 million as of March 31, 2003, and 2002, respectively.

        Deferred tax assets and liabilities were comprised of the following as of March 31:

	2003	2002
Deferred tax assets:
Maintenance	$6,413	$4,590
Prepaids	456	994
Warrants	2,054	2,341
Inventories	740	600
Net operating loss carryforwards	935	—
Other accruals	3,070	4,512

Gross deferred tax assets	13,668	13,037
Deferred tax liabilities:
Property and equipment	2,556	3,208

Net deferred tax assets	$11,112	$9,829

        The realization of net operating loss carryforwards is dependent upon generating taxable income prior to the related year of the net operating loss expiration. These carryforwards expire approximately as follows:

Year of Expiration	Amount
2004	$200
2005	148
2006	58
2009	111
2011	6
2019	528
2020	1,153
2021	517

$2,721

        No valuation allowance was recorded as of March 31, 2003 or 2002, as the Company believes it is more likely than not that the deferred tax assets will be realized.

        During fiscal 2002, the Company recognized $0.8 million as an increase to paid in capital for previously exercised stock options due to the filing of amended tax returns for fiscal 2000.

8.     Shareholders' Equity:

Capital Stock

        The Company's authorized capital stock consists of 60,000,000 shares of common stock, par value $0.01 per share, and

1,000,000 shares of undesignated preferred stock, having no specified par value. As of March 31, 2003, there were 20,320,641 shares of common stock issued and outstanding. No shares of preferred stock have been issued.

        Holders of common stock are entitled to one vote per share on any matter presented to shareholders for approval. The common stock has no special voting rights or dividend preferences. There is no cumulative voting by holders of the common stock and no preemptive rights to acquire any new or additional shares of stock of the Company. Dividends are paid if and when declared by the Company's board of directors. In the event of the liquidation of the Company, holders of common stock would be entitled to a pro rata distribution of any proceeds remaining after payment of all of the Company's creditors.

        The Company's board of directors has the authority to designate one or more series of preferred stock, and to fix the designations, powers, preferences, rights, qualifications, limitations and restrictions of such series. If so designated by the board of directors, the shares of any series of preferred stock will be senior to the common stock with respect to distributions.

Stock Option Plans

        The Company has approved stock options plans for key employees, directors, consultants and advisors to the Company. Under the plans, the compensation committee of the board of directors grants the options with vesting and the exercise period being determined at the time of the award. The purchase price of the stock for non-qualified and incentive stock options is determined at the time of the award and is generally equal to the fair market value at the time of the award.

        Stock option transactions for the three years ended March 31 were as follows:

	Shares	Weighted Average Exercise Price per share
Options outstanding, March 31, 2000	777,000	$11.51
Granted	374,000	9.85
Exercised	(21,000)	7.14
Canceled	(61,500)	11.76

Options outstanding, March 31, 2001	1,068,500	11.00
Granted	1,197,500	7.69
Exercised	(10,000)	8.00
Canceled	(54,500)	12.17

Options outstanding, March 31, 2002	2,201,500	9.18
Granted	380,000	6.01
Exercised	(22,500)	4.75
Canceled	(426,500)	10.30

Options outstanding, March 31, 2003	2,132,500	6.91

Exercisable as of March 31, 2003	973,475	6.94

        Options outstanding as of March 31, 2003:

Price Range	Quantity	Average remaining contract life
$5.97	1,065,000	5.11 years
$6.05 - $9.94	1,004,500	7.25 years
$10.56 - $13.81	46,000	2.73 years
$23.00	17,000	1.15 years

	2,132,500

        As of March 31, 2003, there were 426,669 shares available for grant under the Company's stock option plans.

        In December 2002, the Company repriced stock options to purchase 745,000 shares of the Company's common stock with exercise prices ranging from $9.05 to $18.00 to an exercise price of $5.97, which represented the fair market value on the date of the repricing. In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock

Compensation," the Company has adopted variable plan accounting for these options from the date of the repricing. For the year ended March 31, 2003, no compensation expense was recorded by the Company as a result of the repricing since the options' new exercise price exceeded the fair market value of the stock as of March 31, 2003.

9.     Segment Information:

        The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the Chief Executive Officer.

        Prior to the acquisition of Big Sky on December 1, 2002, the Company had one reportable segment: Mesaba. After the acquisition of Big Sky, the Company has determined that it has two reportable segments: Mesaba and Big Sky. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2.

        Operating segment information for Mesaba, Big Sky (from the date of acquisition), and Holdings were as follows:

	Years Ended March 31
	2003	2002	2001
Operating revenues:
Mesaba	$451,123	$416,913	$439,803
Big Sky (from December 1, 2002)	5,757	N/A	N/A
Holdings	—	—	—

Consolidated	$456,880	$416,913	$439,803

Depreciation and amortization expense:
Mesaba	$18,564	$19,772	$17,768
Big Sky (from December 1, 2002)	$271	N/A	N/A
Holdings	3	—	—

Consolidated	$18,838	$19,772	$17,768

Interest expense:
Mesaba	$—	$53	$367
Big Sky (from December 1, 2002)	47	N/A	N/A
Holdings	—	—	—

Consolidated	$47	$53	$367

Income (loss) before income taxes:
Mesaba	$13,791	$16,034	$32,679
Big Sky (from December 1, 2002)	(1,905)	N/A	N/A
Holdings	(2,999)	43	2,316

Consolidated	$8,887	$16,077	$34,995

Capital expenditures, net:
Mesaba	$8,298	$15,738	$19,784
Big Sky (from December 1, 2002)	(899)	N/A	N/A
Holdings	—	—	—

Consolidated	$7,399	$15,738	$19,784

	March 31, 2003	March 31, 2002
Total assets:
Mesaba	$120,042	$185,500
Big Sky	11,867	N/A
Holdings	133,180	103,782
Elimination	(17,679)	(63,428)

Consolidated	$247,410	$225,854

10.   Commitments and Contingencies:

Lease Commitments

        In addition to the aircraft described in Note 5, Mesaba and Big Sky lease land, office, hangar facilities, equipment, and certain terminal facilities under operating leases through 2019 which provide for approximate future minimum rental payments as follows as of March 31, 2003:

Years ending March 31,	Amount
2004	$8,429
2005	8,742
2006	8,761
2007	8,784
2008	8,800
Thereafter	67,837

$111,353

        Rent expense under operating leases totaled approximately $11,288, $6,482, and $5,493 in fiscal 2003, 2002, and 2001, respectively. On May 9, 2000, the Detroit hangar collapsed due to a severe storm. During reconstruction, Mesaba expanded the facility to approximately 60,000 square feet and it reopened on June 1, 2001. Due to the hangar incident and corresponding reconstruction, the lease was reclassified from a capital to an operating lease.

Capital Lease

        Future minimum lease payments under the capital lease and the present value of future minimum capital lease payments as of March 31, 2003 are as follows:

Years ending March 31,	Amount
2004	$68
2005	68
2006	68
2007	68
2008	68
Thereafter	462

Total minimum lease payments	802
Less interest	(294)

Present value of minimum lease payments	$508

        The carrying value of the facility under capital lease net of accumulated amortization was $548 at March 31, 2003.

Hangar Relocation

        During June 2001, Mesaba entered into an agreement with the Metropolitan Airports Commission ("MAC") to terminate the Minneapolis/St. Paul maintenance hangar and general office leases on January 1, 2003, to accommodate planned runway construction. In October 2001, Mesaba received a notice from the MAC that the lease termination date had been delayed to September 2003. Mesaba expects to receive an early lease termination fee of $1.9 million at that time and will account for this as a reduction to lease expense over the term of the agreement. Due to the lease termination agreement, the lease was reclassified from a capital to an operating lease in the first quarter of fiscal 2002.

Workforce

        Approximately 49% of Mesaba's workforce are members of unions representing pilots, mechanics, dispatchers and flight attendants. The collective bargaining agreements for the pilots, mechanics, dispatchers and flight attendants either became or will become amendable on June 1, 2002, August 22, 2003, May 26, 2005 and April 1, 2006, respectively.

        Approximately 45% of Big Sky's workforce are members of unions representing pilots, mechanics and dispatchers. The collective bargaining agreements for the mechanics, pilots and dispatchers become amendable on May 2, 2003, December 2, 2009 and December 2, 2009, respectively.

        The Railway Labor Act, which governs labor relations for unions representing airline employees, contains detailed provisions that must be exhausted before work stoppage can occur once a collective bargaining agreement becomes amendable.

Benefit Plan

        Mesaba maintains a 401(k) benefit plan for eligible employees of the Company and Mesaba whereby the Company or Mesaba will match 25% to 75% of employee contributions to the plan, up to 8% of each employee's compensation, depending on each employee's length of service. The Company's and Mesaba's contribution to the plan totaled $1,662, $1,562, and $1,355 in fiscal 2003, 2002, and 2001, respectively.

        Big Sky maintains a 401(k) benefit plan covering substantially all of its employees. Big Sky matches 30% of employee contributions to the plan up to 5% of compensation deferred. Big Sky's contribution to the plan for the period from December 1, 2002 (date of acquisition) to March 31, 2003 was not significant.

Regulatory Matters

        Mesaba and Big Sky are parties to ongoing FAA proceedings arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Litigation

        The Company is a party to ongoing legal and tax proceedings arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Insurance Lawsuit

        On March 2, 2002, Mesaba filed a lawsuit in the United States District Court for the District of Minnesota against Federal Insurance Company, a subsidiary of The Chubb Corporation, for coverage of the business interruption, extra expense and fire suppression equipment for the Detroit hangar that was destroyed May 2000. The ultimate outcome of this lawsuit cannot be predicted with certainty.

Aircraft Leasing Lawsuit

        On October 4, 2002 a declaratory judgment action was filed against Mesaba in the United States District Court for the District of Minnesota relating to 20 Saab 340A aircraft leased by Mesaba. Fairbrook Leasing Inc., Lambert Leasing Inc., and Swedish Aircraft Holdings AB ("Saab") is requesting a judicial declaration that the terms of the leases applicable to each of the Saab 340A aircraft are governed by a term sheet proposal rather than short-term leases subsequently executed by the parties. Mesaba has counterclaimed to resolve a dispute relating to the return conditions applicable to the Saab 340A aircraft. As of March 31, 2003 the ultimate outcome of this lawsuit cannot be predicted with certainty.

11.   Restructuring Charge:

        During September 2001, Mesaba initiated a reduction in personnel as a result of the impact of the terrorist attacks of September 11, 2001. Mesaba recorded within "Administrative and other" in the accompanying consolidated statements of operations for the second quarter of fiscal 2002 a pre-tax charge of approximately $1.1 million to cover the expected severance and related costs. The reduction in personnel was completed by September 30, 2001 and affected 382 individuals in all areas of Mesaba. As of March 31, 2002, Mesaba paid and charged against the liability approximately $0.6 million and reduced the liability by approximately $0.3 million due to the employment of certain terminated employees by others which terminated further severance payments. During fiscal 2003, Mesaba charged the remaining $0.2 million against the liability.

12.   Nonoperating Gain:

        On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act ("Stabilization Act"). The Stabilization Act provides for direct cash grants to U.S. airlines to compensate for "direct and incremental losses" (as defined in the Act and Department of Transportation instructions) incurred from September 11, 2001, through December 31, 2001, and resulting from the attacks. Mesaba recognized a pre-tax grant of approximately $0.3 million and $12.5 million as "other nonoperating income" in the accompanying consolidated statements of operations for the years ended March 31, 2003 and 2002, respectively, in accordance with Department of Transportation and FASB guidance. Mesaba received approximately $10.6 million in cash in fiscal 2002 and approximately $2.2 million in fiscal 2003. In addition, Big Sky recognized and received $0.2 million during the period from December 1, 2002 (date of acquisition) to March 31, 2003 under the same program.

13.   Earnings Per Share:

        Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued. Options and warrants totaling 5,179, 6,041, and 4,503 were excluded from the computation of diluted earnings per share in fiscal 2003, 2002 and 2001, respectively, as the impact would have been anti-dilutive. The following table reconciles the number of shares utilized in the earnings per share calculations for the years ended March 31:

	2003	2002	2001
Numerator:
Net income	$4,329	$7,810	$19,784
Denominator:
For earnings per common share—basic:
Weighted average number of issued shares outstanding	20,308	20,289	20,288
Effect of dilutive securities:
Computed shares outstanding under the Company's stock option plan utilizing the treasury stock method	49	169	130
Computed shares outstanding under warrants issued utilizing the treasury stock method	—	143	523

For earnings per common share—diluted:
Weighted average common and common share equivalents outstanding	20,357	20,601	20,941

Earnings per share—basic	$0.21	$0.38	$0.98

Earnings per share—diluted	$0.21	$0.38	$0.94

14.   Quarterly Financial Data (Unaudited):

	Quarters of Fiscal Year Ended March 31, 2003
	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003	Fiscal Year 2003
Operating revenues	$113,354	$118,635	$112,821	$112,070	$456,880
Operating income (loss)	6,227	4,947	1,395	(3,941)	8,628
Net income (loss)	1,576	2,371	1,283	(901)	4,329
Earnings (loss) per common share—basic	$0.08	$0.12	$0.06	$(0.04)	$0.21	*
Weighted average common shares outstanding—basic	20,298	20,298	20,315	20,321	20,308
Earnings (loss) per common share—diluted	$0.08	$0.12	$0.06	$(0.04)	$0.21*
Weighted average common and common share equivalents outstanding—diluted	20,417	20,302	20,315	20,321	20,357

*
The sum of the earnings (loss) per share for each of the individual quarters does not equal earnings per share for the fiscal year due to rounding.

	Quarters of Fiscal Year Ended March 31, 2002
	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002	Fiscal Year 2002
Operating revenues	$115,226	$108,835	$90,680	$102,172	$416,913
Operating income (loss)	6,786	2,941	(9,262)	341	806
Net income (loss)	4,671	4,260	(1,298)	177	7,810
Earnings (loss) per common share—basic	$0.23	$0.21	$(0.06)	$0.01	$0.38*
Weighted average common shares outstanding—basic	20,288	20,288	20,288	20,291	20,289
Earnings (loss) per common share—diluted	$0.22	$0.21	$(0.06)	$0.01	$0.38
Weighted average common and common share equivalents outstanding—diluted	20,824	20,430	20,288	20,570	20,601

*
The sum of the earnings (loss) per share for each of the individual quarters does not equal earnings per share for the fiscal year due to rounding.

15.   Subsequent Event:

        On June 2, 2003, the Air Line Pilots Association, International ("ALPA"), collective bargaining representative of Mesaba's pilots, filed a complaint for injunction and declaratory relief against Mesaba relating to the parties' progress in negotiating a new collective bargaining agreement. The lawsuit is pending in the United States District Court for the District of Minnesota. ALPA is requesting a judicial declaration that Mesaba is not conferring and bargaining exclusively with ALPA, not meeting its duty to make and maintain an agreement, and refusing to bargain in good faith. Mesaba will file responsive pleadings consistent with its belief that ALPA's claims are without merit. The ultimate outcome of this lawsuit cannot be predicted with certainty.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Mesaba Holdings, Inc.
Minneapolis, Minnesota

        We have audited the consolidated financial statements of Mesaba Holdings, Inc. and subsidiaries (the Company) as of and for the year ended March 31, 2003, and have issued our report thereon dated May 7, 2003 (June 2, 2003 as to Note 15), which report expresses an unqualified opinion and includes an explanatory paragraph relating to the application of procedures relating to certain disclosures of financial statement amounts related to the the fiscal 2002 and 2001 consolidated financial statements that were audited by other auditors who have ceased operations and for which we have expressed no opinion or other form of assurance other than with respect to such disclosures; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also included the fiscal 2003 consolidated financial statement schedule of Mesaba Holdings, Inc. and subsidiaries, listed in Item 16. The fiscal 2003 consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such fiscal 2003 consolidated financial statement schedule, when considered in relation to the basic fiscal 2003 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The consolidated financial statement schedule for the years ended March 31, 2002 and 2001 was audited by other auditors who have ceased operations. Those auditors expressed an opinion, in their report dated May 2, 2002, that such fiscal 2002 and 2001 consolidated financial statement schedule, when considered in relation to the fiscal 2002 and 2001 basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
May 7, 2003 (June 2, 2003 as to Note 15)

NOTICE: THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT RELATES TO PRIOR YEARS' FINANCIAL STATEMENTS. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mesaba Holdings, Inc.:

        We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Mesaba Holdings, Inc. and Subsidiary included in this Form 10-K and have issued our report thereon dated May 2, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Minneapolis, Minnesota
May 2, 2002

SCHEDULE II

MESABA HOLDINGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		ADDITIONS
	BALANCES AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	CHARGED TO REVENUE	DEDUCTIONS		BALANCES AT END OF YEAR
YEAR ENDED MARCH 31, 2003:
Allowance for doubtful accounts	$990	—	—	601		$389
Accrued severance and related costs	$229	—	—	229	(1)	$—
YEAR ENDED MARCH 31, 2002:
Allowance for doubtful accounts	$400	590	—	—		$990
Accrued severance and related costs	$—	870	—	578	(1)	$229
YEAR ENDED MARCH 31, 2001:
Allowance for doubtful accounts	$2,298	—	5,175	7,073	(2)	$400

(1)
Represents severance payments.

(2)
Write-off of uncollectible receivables of $4,977 and recoveries of $2,096.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On July 11, 2002, the board of directors of Mesaba Holdings, Inc. (the "Company") engaged Deloitte & Touche LLP ("D&T") as the Company's new independent auditors for the fiscal year ending March 31, 2003. During the fiscal years ended March 31, 2002 and 2001 and through July 11, 2002, the Company did not consult with D&T regarding (1) the application of accounting principles to any specific transaction, either completed or proposed, (2) the type of audit opinion that might be rendered on the Company's consolidated financial statements, or (3) any disagreement or reportable event (as described in Regulation S-K Item 304(a)(1)(iv) or (v)).

        On July 11, 2002, the board of directors dismissed Arthur Andersen LLP ("AA") as the Company's independent accountant. The reports of AA on the consolidated financial statements for the fiscal years ended March 31, 2002 and 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Audit Committee of the Company's board of directors participated in and approved the decision to change independent accountants. In connection with its audits for the fiscal years ended March 31, 2002 and 2001 and through July 11, 2002, there were no disagreements with AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of AA would have caused AA to make reference thereto in its report on the consolidated financial statements for such years. During the fiscal years ended March 31, 2002 and 2001 and through July 11, 2002, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Proxy Statement for the 2003 Annual Meeting of Shareholders (the "2003 Proxy Statement"). Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of this Form 10-K under the caption "Executive Officers of the Company and Subsidiaries."

Item 11. EXECUTIVE COMPENSATION

        Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Compensation of Executive Officers" in the 2003 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the 2003 Proxy Statement.

Item 14. CONTROLS AND PROCEDURES

        Based on an evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report, Paul F. Foley, President and Chief Executive Officer of the Company, and Robert E. Weil, Vice President, Chief Financial Officer and Treasurer of the Company, have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information regarding principal accountant fees and services is incorporated herein by reference to the information set forth under the caption "Ratification of Selection of Independent Auditors" in the 2003 Proxy Statement.

PART IV

Item 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
Documents filed with this report.

(1)	Financial Statements of Mesaba Holdings, Inc.
	Independent Auditors' Report	25
	Report of Independent Public Accountants	26
	Consolidated Balance Sheets as of March 31, 2003 and 2002	27
	Consolidated Statements of Operations for the Years Ended March 31, 2003, 2002 and 2001	28
	Consolidated Statements of Shareholders' Equity for the Years Ended March 31, 2003, 2002 and 2001	29
	Consolidated Statements of Cash Flows for the Years Ended March 31, 2003, 2002 and 2001	30
	Notes to Consolidated Financial Statements	31-45
(2)	Schedule II—Valuation and Qualifying Accounts
	Independent Auditors' Report	46
	Report of Independent Public Accountants	47
	Schedule II—Valuation and Qualifying Accounts	48

Note:    Schedules not included have been omitted because they are not applicable.

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

10A. FAA Air Carrier Operating Certificate. Incorporated by reference Exhibit 10A to the Company's Form 10-K for the year ended March 31, 1989.

10B. CAB Part 298 Registration. Incorporated by reference to Exhibit 10G to Mesaba's Form 10-K for the year ended March 31, 1987.

10C. Airline Services Agreement between Mesaba Aviation, Mesaba Holdings, Inc. and Northwest Airlines, Inc. dated July 1, 1997 (certain portions of this agreement are subject to an order granting confidential treatment pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company's Form 10-Q for the quarter ended September 30, 1997.

10D. Regional Jet Services Agreement between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc., dated October 25, 1996 (certain provisions of this agreement are subject to an order granting confidential treatment pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company's Form 10-Q for the quarter ended September 30, 1996.

10E. Foreign Air Carrier Operating Certificates issued May 6, 1991 by the Canadian Department of Transport. Incorporated by reference to Exhibit 10H to the Company's Form 10-K for the year ended March 31, 1991.

10F. Facility Lease and Operating Agreement dated April 18, 1988, between the Metropolitan Airport Commission and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10K to the Company's Form 10-K for the year ended March 31, 1989. Incorporated by reference to Exhibit 10J to the Company's Form 10-K for the year ended March 31, 1997.

10G. Special Facilities Lease dated as of August 1, 1990 between Charter County of Wayne, State of Michigan and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10B to the Company's Form 10-Q for the quarter ended September 30, 1990.

10H. Ground Lease dated August 1, 1990 between Charter County of Wayne, State of Michigan and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10C to the Company's Form 10-Q for the quarter ended September 30, 1990.

10I. Letter Agreement dated December 24, 1992 relating to the repurchase of shares of Common Stock from Northwest Aircraft, Inc. Incorporated by reference to Exhibit 10EE to the Company's Form 10-K for the year ended March 31, 1993.

10J. DOT Certificate of Public Convenience and Necessity dated October 26, 1992. Incorporated by reference to Exhibit 10FF of the Company's Form 10-K for the year ended March 31, 1993.

10K. Stock Purchase Agreement between AirTran Corporation and Carl R. Pohlad dated as of October 18, 1993. Incorporated by reference to Exhibit 10 of the Company's Form 8-K dated October 19, 1993.

10L. Agreement between AirTran Corporation, Mesaba Aviation, Inc., Northwest Aircraft, Inc., and Northwest Airlines, Inc. dated May 18, 1995. Incorporated by reference to Exhibit 10A of the Company's Form 8-K as filed May 18, 1995.

10M. Preliminary Agreement between AirTran Corporation, Mesaba Aviation, Inc. and Northwest Airlines, Inc. dated March 8, 1995. Incorporated by reference to Exhibit 10 of the Company's Form 8-Kas filed March 8, 1995.

10N. Term Sheet Proposal for the Acquisition of Saab 340 Aircraft by Mesaba Aviation, Inc. dated March 7, 1996 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10U to the Company's Form 10-K/A for the year ended March 31, 1996.

10O. Letter Agreement regarding Saab 340B Plus Acquisition Financing dated March 7, 1996 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10V to the Company's Form 10-K/A for the year ended March 31, 1996.

10P. Letter Agreement of April 26, 1996 relating to Airline Services Agreement between Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10W to the Company's Form 10-K/A for the year ended March 31, 1996.

10Q. Letter Agreement of October 25, 1996 relating to Regional Jet Services Agreement between Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company's Form 10-Q/A for the quarter ended September 30, 1996.

10R. Amendment No. 1 to Regional Jet Services Agreement dated April 1, 1998 between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company's Form 10-Q for the quarter ended June 30, 1998.

10S. Amendment No. 2 to Regional Jet Services Agreement dated June 2, 1998 between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10B to the Company's Form 10-Q for the quarter ended June 30, 1998.

10T. Lease Agreement, dated as of July 1, 1999, between Kenton County Airport Board and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10AA to the Company's Form 10-K for the year ended March 31, 2000.

10U. Ground Lease, dated as of September 1, 1999, between Kenton County Airport Board and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10BB to the Company's Form 10-K for the year ended March 31, 2000.

10V. Letter Agreement, dated November 20, 2001, between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. relating to service expansion and rate reductions. Incorporated by reference to the Company's Form 8-K filed November 23, 2001.

10W. Agreement and Plan of Merger among Mesaba Holdings, Inc. Ranger Acquisition Corp. and Big Sky Transportation Co. dated September 26, 2002. Incorporated by reference to the Company's Form 8-K filed September 27, 2002.

10X. Employment Agreement between Big Sky Transportation Co. and Kim B. Champney, dated April 3, 1998. Incorporated by reference to Big Sky's Form 10-KSB dated September 28, 1999.

21. Subsidiaries. Incorporated by reference to Exhibit 21 to the Company's Form 10-Q for the quarter ended December 31, 2002.

23.1 Independent auditors' consent. Filed herewith.

23.2 Notice regarding consent of Arthur Andersen LLP. Filed herewith.

24. Powers of Attorney. Filed herewith.

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K for the three-month period ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESABA HOLDINGS, INC.
Dated: June 27, 2003	By:	/s/ PAUL F. FOLEY Paul F. Foley President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PAUL F. FOLEY Paul F. Foley	President and Chief Executive Officer (Principal Executive Officer) and Director	June 27, 2003
/s/ ROBERT E. WEIL Robert E. Weil	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	June 27, 2003
* Donald E. Benson	Director	June 27, 2003
* Richard H. Andersen	Director	June 27, 2003
/s/ DOUGLAS M. STEENLAND Douglas M. Steenland	Director	June 26, 2003
* Carl R. Pohlad	Director	June 27, 2003
* Robert C. Pohlad	Director	June 27, 2003
* Pierson M. Grieve	Director	June 27, 2003
* Raymond W. Zehr, Jr.	Director	June 27, 2003
*By:	/s/ PAUL F. FOLEY Paul F. Foley Attorney-in-fact	June 27, 2003

CERTIFICATION

        I, Paul F. Foley, President and Chief Executive Officer of Mesaba Holdings, Inc., certify that:

        1.     I have reviewed this annual report on Form 10-K of Mesaba Holdings, Inc.;

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

By:	/s/ PAUL F. FOLEY Paul F. Foley President and Chief Executive Officer

CERTIFICATION

        I, Robert E. Weil, Vice President, Chief Financial Officer and Treasurer of Mesaba Holdings, Inc., certify that:

        1.     I have reviewed this annual report on Form 10-K of Mesaba Holdings, Inc.;

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

By:	/s/ ROBERT E. WEIL Robert E. Weil Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
21	Subsidiaries of Mesaba Holdings, Inc.*
23.1	Independent Auditors' Consent.
23.2	Notice Regarding Consent of Arthur Andersen.
24	Powers of Attorney.
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by Reference.

QuickLinks

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
PART I
  Item 1. BUSINESS
EXECUTIVE OFFICERS OF THE COMPANY AND SUBSIDIARIES
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FOURTH QUARTER OF FISCAL YEAR
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA AND STATISTICAL COMPARISON
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEPENDENT AUDITORS' REPORT
MESABA HOLDINGS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands, except share information)
MESABA HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (in thousands, except per share information)
MESABA HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity For the Years Ended March 31, 2003, 2002 and 2001 (in thousands, except share information)
MESABA HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands)
MESABA HOLDINGS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (In thousands, except per share information and otherwise noted)
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SCHEDULE II MESABA HOLDINGS, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. CONTROLS AND PROCEDURES
  Item 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX