Form 10-Q
period 2003-06-30
MESABA HOLDINGS INC
filed 2003-08-14
CIK 835768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 4, 2003

Common Stock Par value $.01 per share

20,323,141

CAUTIONARY STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this Quarterly Report on Form 10-Q under the caption “Business” and   “Management’s Discussion and Analysis of  Financial Condition and Results of Operations” as well as oral statements that may be made by the Company or its subsidiaries or by officers, directors or employees of the Company or its subsidiaries acting on the Company’s behalf, that are not historical fact may constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize. Factors which could cause the Company’s actual results to differ from forward-looking statements include material changes in the relationship between the Company, its subsidiaries and Northwest Airlines; changes in Northwest Airlines’ air service; reduced passenger and flight activity as a result of severe acute respiratory syndrome (“SARS”) and terrorist events; expenses associated with restructuring operations; a continued slow-down in the overall United States economy; increased operating costs due to heightened security measures; the impact of United States government programs on operations; changes in regulations affecting the airline industry, including those issued by the Department of Transportation (“DOT”), Transportation Security Administration (“TSA”), and Federal Aviation Administration (“FAA”); seasonal factors; labor relations, including labor shortages, slow downs and/or work stoppages; ongoing legal proceedings; and unanticipated costs resulting from the acquisition of Big Sky Transportation Co.

Part I.  FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MESABA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(Unaudited)

	June 30, 2003	March 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$60,066	$60,908
Short term investments	58,592	40,464
Accounts receivable, net of reserves of $389 and $389, respectively	35,070	40,682
Inventories, net	9,124	8,459
Prepaid expenses and deposits	5,550	4,925
Deferred income taxes and other	10,738	10,706
Total current assets	179,140	166,144

PROPERTY AND EQUIPMENT:
Flight equipment	80,006	78,549
Other property and equipment	38,900	37,916
Less: Accumulated depreciation and amortization	(76,662)	(72,667)
Net property and equipment	42,244	43,798

LONG TERM INVESTMENTS	15,579	21,762
OTHER ASSETS, net	15,067	15,706
	$252,030	$247,410

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MESABA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except share information)

(Unaudited)

	June 30, 2003	March 31, 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$12,921	$15,285
Accrued liabilities:
Payroll	12,966	14,295
Maintenance	16,291	16,031
Deferred income	2,548	2,619
Other, primarily property and income taxes	19,712	14,445
Total current liabilities	64,438	62,675

OTHER NONCURRENT LIABILITIES	6,141	6,790
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 60,000,000 shares authorized, 20,320,641 shares issued and outstanding	203	203
Paid-in capital	50,615	50,615
Warrants	16,500	16,500
Accumulated other comprehensive income	116	116
Retained earnings	114,017	110,511
Total shareholders’ equity	181,451	177,945
	$252,030	$247,410

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MESABA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
OPERATING REVENUES:
Passenger	$106,762	$109,030
Freight and other	7,271	4,324
Total operating revenues	114,033	113,354

OPERATING EXPENSES:
Wages and benefits	35,228	31,789
Aircraft fuel	5,717	5,707
Aircraft maintenance	18,380	19,512
Aircraft rents	26,778	26,502
Landing fees	1,765	1,662
Insurance and taxes	2,827	4,325
Depreciation and amortization	4,499	4,863
Administrative and other	14,096	12,767
Total operating expenses	109,290	107,127

Operating income	4,743	6,227

NONOPERATING INCOME (EXPENSE):
Interest income	343	788
Writedown of investment	—	(2,751)
Other, net	2,636	45
Other nonoperating income (expense), net	2,979	(1,918)

Income before provision for income taxes	7,722	4,309

PROVISION FOR INCOME TAXES	4,216	2,733
NET INCOME	$3,506	$1,576

NET INCOME PER SHARE:
Earnings per common share – basic	$0.17	$0.08
Earnings per common share – diluted	$0.17	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,321	20,298
Diluted	20,322	20,417

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MESABA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,506	$1,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,499	4,863
Writedown of investment	—	2,751
Amortization of deferred credits	(605)	(699)
Changes in current operating items:
Accounts receivable, net	5,612	(1,828)
Inventories, net	(665)	216
Prepaid expenses and deposits	(625)	(1,848)
Accounts payable and other	1,581	222
Net cash provided by operating activities	13,303	5,253

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(17,413)	(37,772)
Sales of investments	5,753	25,224
Purchases of property and equipment, net	(2,441)	(3,269)
Net cash used in investing activities	(14,101)	(15,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of other noncurrent liabilities	(44)	—
Net cash used in financing activities	(44)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(842)	(10,564)

CASH AND CASH EQUIVALENTS:
Beginning of period	60,908	31,250
End of period	$60,066	$20,686
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$25	$—
Income taxes	$132	$957

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MESABA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, unless otherwise noted)

(Unaudited)

The consolidated financial statements included herein have been prepared by Mesaba Holdings, Inc. (the “Company” or “Holdings”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements.  The Company’s business is seasonal and, accordingly, interim results are not indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended March 31, 2003, and the notes thereto, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

1. Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mesaba Aviation, Inc. (“Mesaba”) and Big Sky Transportation Co. (“Big Sky”).   All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses.  The most significant use of estimates relates to accrued maintenance expenses, aircraft property and equipment lives, and inventory obsolescence reserves.  Ultimate results could differ from those estimates.

Certain balances in the fiscal 2003 consolidated financial statements have been reclassified to conform with the fiscal 2004 presentation.  These reclassifications had no impact on net income or shareholders’ equity as previously reported.

2. Agreements with Northwest

Mesaba operates as a regional air carrier providing scheduled passenger service as Mesaba Airlines/Northwest Airlink and Mesaba Airlines/Northwest Jet Airlink under two separate agreements with Northwest Airlines, Inc. (“Northwest”) to 106 cities in the United States and Canada from Northwest’s hub airports, Minneapolis/St. Paul, Detroit, and Memphis.

Under the Airline Services Agreement (the “Airlink Agreement”), Mesaba operates Saab 340 jet-prop aircraft for Northwest.  The Airlink agreement provides for exclusive rights to designated service areas and extends through June 30, 2007. Under the Airlink Agreement, Mesaba recognizes revenue for each completed available seat mile. Additionally, under the Airlink Agreement, Mesaba purchases fuel, ground handling, and other services from Northwest.  Mesaba paid to Northwest $6.9 million and $4.9 million for the three months ended June 30, 2003 and 2002, respectively, for these services. Either Northwest or Mesaba may terminate the Airlink Agreement on 365 days notice or may be terminated immediately by either party for certain provisions provided for in the Airlink Agreement.

Under the Regional Jet Services Agreement (the “Jet Agreement”), Mesaba operates Avro RJ85 (“RJ85”) regional jets for Northwest.  The Jet Agreement extends through October 25, 2006, unless terminated earlier in accordance with its provisions. Under the Jet Agreement, Mesaba recognizes revenue for each block hour flown. Northwest provides fuel and airport and passenger related services at Northwest’s expense. The Jet Agreement may be terminated immediately by Mesaba or Northwest in accordance with certain provisions provided in the Jet

Agreement. Northwest may terminate the Jet Agreement on April 25, 2004 with at least 180 days or up to 365 days prior notice.

Under the agreements, all Mesaba flights appear in Northwest’s timetables and Mesaba receives ticketing and certain check-in, baggage and freight-handling services from Northwest at certain airports.  Mesaba also benefits from its relationship with Northwest through advertising and marketing programs.  The Airlink and Jet Agreements provide for certain incentive payments from Northwest to Mesaba based on achievement of certain operational or financial goals.  Such incentives totaled $1.8 million and $2.0 million for the three months ended June 30, 2003 and 2002, respectively, and are included in passenger revenues in the accompanying consolidated statements of operations.  Approximately 78% and 73% of the June 30, 2003 and March 31, 2003 accounts receivable balances in the accompanying consolidated balance sheets are due from Northwest.

Loss of Mesaba’s affiliation with Northwest or Northwest’s failure to make timely payment of amounts owed to Mesaba or to otherwise materially perform under the Airlink or Jet Agreements would have a material adverse effect on Mesaba’s and the Company’s operations, financial position and cash flows.  Northwest and Mesaba review contract compliance on a periodic basis.

Big Sky operates as a regional carrier based in Billings, Montana, primarily providing scheduled passenger, airfreight, express package and charter services. Big Sky operates daily scheduled flights providing interline and online connecting services and local market services.

Big Sky provides scheduled air service to 20 communities in Montana, North Dakota, Washington, Colorado, and Idaho via its Billings, Montana hub.  Big Sky has code-sharing agreements with Alaska Airlines/Horizon Airlines, America West Airlines and Northwest Airlines, where its services are marketed jointly with those air carriers for connecting flights. Big Sky participates in the Essential Air Service (“EAS”) program with the U.S. Department of Transportation (“DOT”). The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service on the basis of its passenger traffic. The DOT pays EAS subsidies for each departure in a covered market.

3. Acquisition

On September 26, 2002, the Company executed a definitive merger agreement providing for the acquisition of Big Sky, a regional air carrier based in Billings, Montana, for $3.2 million, net of cash acquired of $0.3 million. The transaction closed on December 1, 2002.

The Company funded the acquisition with cash from operations and accounted for the acquisition using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. Certain of the assets and liabilities have been recorded based upon preliminary estimates as of the date of the acquisition and are subject to future adjustments.  The excess of the purchase price over the fair market value of the net assets acquired was allocated to certain intangible assets and goodwill.  Results of Big Sky’s operations have been included in the accompanying consolidated financial statements since the date of acquisition.  Due to the lack of materiality of Big Sky’s operations, pro forma financial results are not presented.

4. Investments

Investments consist principally of municipal securities and corporate bonds and are classified as available-for-sale as of June 30, 2003 and March 31, 2003.  Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.  The Company recorded an other-than-temporary impairment loss of $3.0 million on its investment in a WorldCom bond in fiscal year 2003, $2.8 million of which was recorded in the three months ended June 30, 2002 in the unaudited consolidated statements of operations.  In March 2003, the Company sold its investment in WorldCom for $0.8 million which resulted in a gain of approximately $0.4 million in fiscal year 2003.  The Company classifies investments that mature within one year as short term.  Investments with maturity dates greater than one year are classified as long term.

As of June 30, 2003, the amortized cost, gross unrealized gains and losses, and fair value of investments were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
Debt securities – available for sale	$73,889	$287	$(5)	$74,171

During the three-month periods ended June 30, the Company recorded realized gains and losses on the sale of investments as follows:

	Three Months Ended June 30,
	2003	2002
Gross realized gains	$—	$25
Gross realized losses	(2)	(1)
Net realized gains (losses)	$(2)	$24

5. Nonoperating Gain

On April 16, 2003, President Bush signed into law the Emergency Wartime Supplemental Appropriations Act (“Wartime Act”).  Among other items, the legislation includes a $2.3 billion government grant for airlines.  In accordance with this Act, Mesaba recognized $2.3 million as “other nonoperating income” in the accompanying consolidated statements of operations and Big Sky recognized $0.3 million as “other nonoperating income” and $0.2 as a reduction of “administrative and other expense” in the accompanying consolidated statements of operations for the quarter ended June 30, 2003.

6. Stock Options

The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company has approved stock option plans for key employees, directors, consultants and advisors to the Company.  As such, the Company records compensation expense for stock options and awards only if the exercise price is less than the fair market value of the stock on the measurement date.

For purposes of the pro forma disclosures of compensation expense under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company uses the Black-Scholes option model to estimate the fair value of options not subject to variable plan accounting.

The following information summarizes the pro forma effects assuming compensation for such awards had been recorded based upon the estimated fair value:

	Three Months Ended June 30,
	2003	2002

Net income as reported	$3,506	$1,576
Stock-based compensation, net of tax	(304)	(295)
Pro forma net income	$3,202	$1,281

Earnings per share – basic:
As reported	$0.17	$0.08
Pro forma	$0.16	$0.06

Earnings per share – diluted:
As reported	$0.17	$0.08
Pro forma	$0.16	$0.06

In December 2002, the Company repriced stock options to purchase 745 shares of the Company’s common stock with exercise prices ranging from $9.05 to $18.00 to an exercise price of $5.97 which represented the fair market value on the date of the repricing. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” the Company has adopted variable plan accounting for these options from the date of the repricing. For the three months ended June 30, 2003, the Company recorded no compensation expense as a result of the repricing.

7. Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued.  Options and warrants totaling 5,219 and 6,128 for the three months ended June 30, 2003 and 2002, respectively, were excluded from the computation of diluted earnings per share as the impact would have been anti-dilutive.

The following tables reconcile the number of shares utilized in the consolidated earnings per share calculations:

	Three Months Ended June 30,
	2003	2002

Net income	$3,506	$1,576
For earnings per common share - basic:
Weighted average number of issued shares outstanding	20,321	20,298
Effect of dilutive securities:
Computed shares outstanding under the Company’s stock option plan utilizing the treasury stock method	1	88
Computed shares outstanding under warrants issued utilizing the treasury stock method	—	31
For earnings per common share - diluted:
Weighted average common shares and common share equivalents outstanding	20,322	20,417
Earnings per share – basic	$0.17	$0.08
Earnings per share – diluted	$0.17	$0.08

8. Consolidated Comprehensive Income

The following table presents the calculation of consolidated comprehensive income.  Comprehensive income has no impact on reported net income.  The components of comprehensive income are as follows:

	Three Months Ended June 30,
	2003	2002

Net income	$3,506	$1,576
Unrealized gains (losses) on investments classified as available for sale, net of tax	116	(142)
Comprehensive income	$3,622	$1,434

9. New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

10. Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Chief Executive officer.

Prior to the acquisition of Big Sky on December 1, 2002, the Company had one reportable segment: Mesaba. After the acquisition of Big Sky, the Company has determined that it has two reportable segments:  Mesaba and Big Sky.

Operating Segment information for Mesaba, Big Sky (from the date of acquisition), and Holdings were as follows:

	Three Months Ended June 30,
	2003	2002
Operating revenues:
Mesaba	$109,869	$113,354
Big Sky	4,164	N/A
Holdings	—	—
Consolidated	$114,033	$113,354

Depreciation and amortization expense:
Mesaba	$4,305	$4,863
Big Sky	191	N/A
Holdings	3	—
Consolidated	$4,499	$4,863

Interest expense:
Mesaba	$—	$—
Big Sky	26	N/A
Holdings	—	—
Consolidated	$26	$—

Income (loss) before income taxes:
Mesaba	$7,771	$6,852
Big Sky	(474)	N/A
Holdings	425	(2,543)
Consolidated	$7,722	$4,309

Capital expenditures, net:
Mesaba	$2,434	$3,269
Big Sky	7	N/A
Holdings	—	—
Consolidated	$2,441	$3,269

Total assets at end of period:
Mesaba	$117,194	$134,629
Big Sky	11,138	N/A
Holdings	142,770	101,630
Elimination	(19,072)	(9,186)
Consolidated	$252,030	$227,073

11. Subsequent Event

As previously reported in the Company’s Form 10-K for the year ended March 31, 2003, Mesaba brought suit in the United States District Court for the District of Minnesota against Federal Insurance Company (“Federal”), a subsidiary of The Chubb Corporation, for coverage of the business interruption, extra expense and construction costs for the Detroit hangar that was destroyed due to a severe storm in May 2000.  On July 21, 2003, Federal agreed to pay $3.25 million to Mesaba in settlement of all claims.  Mesaba had previously received $4.7 million under its insurance contract with Federal.  As a consequence of the settlement, the lawsuit has been dismissed.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

(Dollars and shares outstanding are expressed in thousands unless otherwise noted.)

Three Months Ended June 30, 2003 and 2002

The Company’s consolidated net income for the quarter ended June 30, 2003 was $3.5 million, or $0.17 per diluted share, compared with net income of $1.6 million, or $0.08 per diluted share, for the quarter ended June 30, 2002. On December 1, 2002, the Company acquired all the outstanding shares of Big Sky and accounted for the transaction using the purchase method of accounting. As such, the Company has consolidated Big Sky’s results of operations from the acquisition date, December 1, 2002. For the three months ended June 30, 2003, Big Sky generated operating revenues of $4.2 million and operating expenses of $4.8 million. Due to the fact that quarter-over-quarter information for Big Sky is not included, a detailed discussion of Big Sky’s operating results and statistics is not presented.

	Three months ended June 30,
Mesaba Operating Statistics	2003	2002
Passengers	1,452,960	1,426,522
Available seat miles (000’s)	714,550	695,487
Revenue passenger miles (000’s)	421,032	409,742
Load factor	58.9%	58.9%
Departures	56,015	58,669
Revenue per available seat mile	$0.154	$0.163
Cost per available seat mile	$0.146	$0.154
Aircraft in service	106	116

	Three months ended June 30,
Big Sky Operating Statistics	2003	2002
Passengers	27,877	n/a
Available seat miles (000’s)	21,582	n/a
Revenue passenger miles (000’s)	7,319	n/a
Load factor	33.9%	n/a
Departures	6,804	n/a
Revenue per available seat mile	$0.193	n/a
Cost per available seat mile	$0.224	n/a
Aircraft in service	15	n/a

Operating Revenues  Total operating revenues decreased 3.1% in the first quarter of fiscal 2004 to $109,869 from $113,354 in the prior year’s first fiscal quarter due primarily to a decrease of 8.4% in completed available seat miles under the Airlink Agreement offset slightly by an increase of 7.2% in block hours flown under the Jet Agreement and an increase in ground handling activities.

Operating Expenses  Total operating expenses decreased 1.6% in the first quarter of fiscal 2004 to $105,391 from $107,127 in the prior year’s first fiscal quarter due primarily to a reduction in  aircraft fuel attributed to a reduction in the number of Saab block hours flown, a decrease in aircraft maintenance also associated with a reduction in total block hours flown and a decrease in aircraft rents associated with the return of 10 Saab aircraft following the first quarter of fiscal 2003.

The operating costs per available seat mile (“CASM”) were as follows:

	Three months ended June 30,
	2003		2002
Wages and benefits	4.7	¢	4.6	¢
Aircraft fuel	0.7		0.8
Aircraft maintenance	2.5		2.8
Aircraft rents	3.6		3.8
Landing fees	0.2		0.3
Insurance and taxes	0.4		0.6
Depreciation and amortization	0.6		0.7
Administrative and other	2.0		1.8
Total	14.7	¢	15.4	¢

Wages and benefits increased 5.6% to $33,560 in the first quarter of fiscal 2004 from $31,789 in the first quarter of fiscal 2003 due primarily to increased health and dental insurance costs and ground handling activities.

Aircraft fuel decreased 10.4% to $5,115 in the first quarter of fiscal 2004 from $5,707 in the first quarter of fiscal 2003 due primarily to a corresponding decrease of 10.8% in the number of Saab block hours flown.  Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices.  Mesaba’s actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon for both periods.  Northwest is responsible for fuel for the jet operation.

Aircraft maintenance, excluding wages and benefits, decreased 9.3% to $17,696 in the first quarter of fiscal 2004 from $19,512 in the first quarter of fiscal 2003 due primarily to a 5.3% reduction in total block hours flown and less aircraft damage costs in the first quarter of fiscal 2004 versus the first quarter of fiscal 2003.

Aircraft rents decreased 1.3% to $26,166 in the first quarter of fiscal 2004 from $26,502 in the first quarter of fiscal 2003 due to the return of 10 Saab 340 model aircraft following the first quarter of fiscal 2003.

Landing fees of $1,658 in the first quarter of fiscal 2004 were flat when compared with $1,662 in the first quarter of fiscal 2003 which is attributed to offsetting changes associated with decreased Saab departures and increase landing rates charged by airports.  Northwest provides landing fees for the jet operation at their expense.

Insurance and taxes decreased 37.5% to $2,705 in the first quarter of fiscal 2004 from $4,325 in the first quarter of fiscal 2003 due primarily to a reduction in the rates charged for war risk insurance.

Depreciation and amortization decreased 11.4% to $4,308 in the first quarter of fiscal 2004 compared to $4,863 in the first quarter of fiscal 2003 due primarily to reduced capital expenditures.

Administrative and other increased 11.1% to $14,183 in the first quarter of fiscal 2004 from $12,767 in the first quarter of fiscal 2003 due primarily to increased flight crew training costs, increased flight crew hotel costs, increased outside professional services, and the recognition of severance costs associated with labor force reductions in the first quarter of fiscal 2004 versus the first quarter of fiscal 2003.

Consolidated Nonoperating Income (Expense)  Non-operating income increased to $2,979 in the first quarter of fiscal 2004 from an expense of $1,918 for the first quarter of fiscal 2003 due primarily to the recognition of $2.6 million in federal grant proceeds recorded in the first quarter of fiscal 2004 for the reimbursement of security fees remitted to the Transportation Security Administration versus the Company’s recognition of a $2.8 million other-than-temporary impairment loss on its investment in a WorldCom bond in the first quarter of fiscal 2003.

Consolidated Provision for Income Taxes: The Company’s effective tax rate was 54.6% for the first quarter of fiscal 2004 as compared to 63.4% in the year earlier quarter.  The Company adjusts its effective tax rate quarterly based on forecasted operating results for the fiscal year. The rate is affected principally by the level of nondeductible expenses relative to projected taxable income.

Liquidity and Capital Resources

The Company’s working capital increased to $114.7 million with a current ratio of 2.8 at June 30, 2003 as compared to working capital of $103.5 million and a current ratio of 2.7 at March 31, 2003. Cash and cash equivalents decreased by $0.8 million to $60.1 million at June 30, 2003 due primarily to cash from operations of $13.3 million, a net increase in the Company’s investments of $11.6 million, property and equipment additions of $2.4 million and the repayment of debt of $0.1 million.  Long and short-term investments increased $11.9 million to $74.1 million at June 30, 2003 compared to $62.2 million at March 31, 2003.

Investments consist principally of municipal securities and corporate bonds and are classified as available-for-sale as of June 30, 2003 and March 31, 2003.  Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.  The Company classifies investments that mature within one year as short term.  Investments with maturities greater than one year are classified as long term.

Because of the uncertainty surrounding the WorldCom bankruptcy proceedings and market valuation of WorldCom bonds, the Company recorded an other-than-temporary impairment loss of $3.0 million on its investment in a WorldCom bond in the previous fiscal year, $2.8 million of which was recorded in the three months ended June 30, 2002 in the unaudited consolidated statements of operations. In March 2003, the Company sold its investments in WorldCom for $0.8 million which resulted in a gain of approximately $0.4 million, which was recorded in interest income and other in the consolidated statements of operations for the fiscal year ended March 31, 2003.

As of June 30, 2003, Mesaba’s fleet consisted of 106 aircraft covered under operating leases with remaining terms of less than a month to 13 years and aggregate monthly lease payments of approximately $9.1 million.  Mesaba has the ability to return to the lessor up to 10 turbo-prop aircraft which, if all were returned, would reduce the Mesaba’s aggregate monthly lease payment by a total of $0.3 million.  Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with original terms up to 17 years.  Mesaba leases its RJ85 aircraft from Northwest under operating leases with terms of up to 10 years.  The Company believes that Mesaba will have sufficient revenues to make lease payments on its aircraft as long as the current Airlink and Jet Agreements remain in effect.

As of June 30, 2003, Big Sky’s fleet consisted of 15 aircraft covered under operating leases with remaining terms of six months to 54 months and aggregate monthly lease payments of approximately $0.2 million. Big Sky leases 14 of its aircraft from leasing companies and an aircraft from a municipality under operating leases with initial terms of up to six years. Two of the leases allow Big Sky to return the aircraft to the lessor upon the occurrence of certain events, and five of the leases contain purchase options.  Big Sky will depend on maintaining or increasing passenger boardings to generate sufficient cash flow to pay its aircraft lease obligations.  A material reduction in Big Sky’s passenger revenues could jeopardize its ability to make lease payments.

Approximately 78% of the Company’s accounts receivable balance as of June 30, 2003 was due from Northwest.  Loss of Mesaba’s affiliation with Northwest or Northwest’s failure to make timely payment of amounts owed to Mesaba or to otherwise materially perform under the Airlink or Jet Agreement for any reason would have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

The Company has historically relied upon cash and cash equivalents, investments and internally generated funds to support its working capital requirements.  Management believes that funds from operations will provide adequate resources for meeting non-aircraft capital needs for the remainder of fiscal 2004.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes.  The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company has identified its critical accounting policies to include those discussed in the following paragraphs.  The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions.  See Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC, for additional discussion of these items.

Management believes that its estimates and assumptions are reasonable, based on information presently available; however, changes in these estimates, judgments and assumptions will occur as a result of future events, and accordingly actual results could differ from amounts estimated.

Aircraft Property and Equipment – Estimated lives are used to record depreciation on aircraft property and equipment.  Aircraft utilization, technology, and changes in the business strategy may affect the economic lives used to record depreciation by Mesaba or Big Sky.  The foregoing may also impact depreciation rates, impairment, or both.  Management of Mesaba and Big Sky regularly review the estimated useful lives and salvage values for aircraft property and equipment.

Excess and Obsolete Inventories – Estimated recovery percentages are used to record obsolescence reserves for parts inventories.  Aircraft utilization, parts availability, and changes in the cost of parts may affect the valuation of parts inventories and obsolescence reserve levels.  Management of Mesaba and Big Sky regularly review recovery percentages, reserve levels and inventory valuations for parts inventories.

Aircraft Maintenance – Estimated maintenance costs and anticipated aircraft activity are used to determine maintenance reserves.  Changes in maintenance contracts, parts and labor costs and aircraft activity may affect the maintenance reserves.  Management of Mesaba and Big Sky regularly review airplane activity, expected aircraft return dates, changes in its maintenance contracts and parts and labor costs for maintenance reserves.

New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s principal market risks are the availability and price of jet fuel and changes in interest rates.

Mesaba and Big Sky have not experienced difficulties with fuel availability. As a part of the Airlink Agreement, Northwest bears the economic risk of fuel price fluctuations for Mesaba’s fuel requirements. As part of the Jet Agreement, Northwest provides all fuel at its expense to support Mesaba’s jet operations. Big Sky is subject to fluctuations in fuel prices, but currently fuel expense is not a material cost in relation to the Company’s total operating expenses.  The Company expects that its results of operations will not be materially affected by fuel price volatility.

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

Item 4.  CONTROLS AND PROCEDURES

Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, Paul F. Foley, President and Chief Executive Officer of the Company, and Robert E. Weil, Vice President, Chief Financial Officer and Treasurer of the Company, have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II.

Item 1.  LEGAL PROCEEDINGS

As previously reported in the Company’s Form 10-K for the year ended March 31, 2003, Mesaba brought suit in the United States District Court for the District of Minnesota against Federal Insurance Company (“Federal”), a subsidiary of The Chubb Corporation, for coverage of the business interruption, extra expense and construction costs for the Detroit hangar that was destroyed due to a severe storm in May 2000.  On July 21, 2003, Federal agreed to pay $3.25 million to Mesaba in settlement of all claims.  Mesaba had previously received $4.7 million under its insurance contract with Federal.  As a consequence of the settlement, the lawsuit has been dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s shareholders during the three month period ended June 30, 2003.

3A. Restated Articles of Incorporation.  Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 31, 1995.

3B. Articles of Amendment to the Company’s Article of Incorporation.  Incorporated by reference to exhibit 3A to the Company’s 10-Q for the quarter ended September 30, 1997.

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

10A. FAA Air Carrier Operating Certificate.  Incorporated by reference Exhibit 10A to Mesaba’s Form 10-K for the year ended March 31, 1989.

10B. CAB Part 298 Registration.  Incorporated by reference to Exhibit 10G to Mesaba’s Form 10-K for the year ended March 31, 1987.

10C. Airline Services Agreement between Mesaba Aviation, Mesaba Holdings, Inc. and Northwest Airlines, Inc. dated July 1, 1997 (certain potions of this agreement are subject to an order granting confidential treatment pursuant to Rule 24b-2).  Incorporated by reference to Exhibit 10A to the Company’s Form 10-Q for the quarter ended September 30, 1997.

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

10H. Ground Lease dated August 1, 1990 between Charter County of Wayne, State of Michigan and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10C to the Company’s Form 10-Q for the quarter ended September 30,1990.

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

10M. Preliminary Agreement between AirTran Corporation, Mesaba Aviation Inc. and Northwest Airlines, Inc. dated March 8, 1995.  Incorporated by reference to Exhibit 10 of the Company’s Form 8-K as filed March 8, 1995.

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

10R. Amendment No. 1 to Regional Jet Services Agreement dated April 1, 1998 between Mesaba Holdings, Inc., Mesaba Aviation, Inc., and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under rule 24b-2).  Incorporated by reference to Exhibit 10A to the Company’s Form 10-Q for the quarter ended June 30, 1998.

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

10X. Employment Agreement between Big Sky Transportation Co. and Kim B. Champney, dated April 3, 1998.  Incorporated by reference to Big Sky’s Form 10-KSB dated September 28, 1999.

10Y. Aircraft Hangar Facility Lease Agreement between Metropolitan Airports Commission Minneapolis - St. Paul and Mesaba Aviation, Inc. dated September 2002.  Filed herewith.

10Z. Lease between Spectrum Investment Group, L.L.C. and Mesaba Aviation, Inc. entered into as of April 25, 2003.  Filed herewith.

21. Subsidiaries.  Incorporated by reference to Exhibit 21 to the Company’s Form 10-Q for the quarter ended December 31, 2002.

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Filed herewith.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Filed herewith.

32. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Mesaba Holdings, Inc.

Dated: August 14, 2003	By:	/s/ Robert E. Weil
Vice President, Chief Financial Officer and Treasurer (principal financial officer and an authorized signatory)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits Filed Herewith

10Y. Aircraft Hangar Facility Lease Agreement between Metropolitan Airports Commission Minneapolis - St. Paul and Mesaba Aviation, Inc. dated September 2002.  Filed herewith.

10Z. Lease between Spectrum Investment Group, L.L.C. and Mesaba Aviation, Inc. entered into as of April 25, 2003.  Filed herewith.

21. Subsidiaries.  Incorporated by reference to Exhibit 21 to the Company’s Form 10-Q for the quarter ended December 31, 2002.

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Filed herewith.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Filed herewith.

32. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Filed herewith.