Form 10-Q/A
period 2003-06-30
MESABA HOLDINGS INC
filed 2003-08-19
CIK 835768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

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

Common Stock Par value $.01 per share

20,323,141

This amendment to Form 10-Q is filed to correct typographical errors contained in the Form 10-Q filed on August 14, 2003.

Part II.

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

10Y. Aircraft Hangar Facility Lease Agreement between Metropolitan Airports Commission Minneapolis - St. Paul and Mesaba Aviation, Inc. dated September 30, 2002.  Filed herewith.

10Z. Lease between Spectrum Investment Group, L.L.C. and Mesaba Aviation, Inc. entered into as of April 25, 2003.  Incorporated by reference to the Company's Form 10-Q filed August 14, 2003.

21. Subsidiaries.  Incorporated by reference to Exhibit 21 to the Company’s Form 10-Q for the quarter ended December 31, 2002.

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Filed herewith.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Filed herewith.

32. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Filed herewith.

(b) Reports on Form 8-K

On May 16, 2003, the Company filed a report on Form 8-K containing a press release reporting financial results for the fiscal year ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Mesaba Holdings, Inc.

Dated: August 19, 2003	By:	/s/ Robert E. Weil
Vice President, Chief Financial Officer and Treasurer (principal financial officer and an authorized signatory)

Exhibit Index

10Y. Aircraft Hangar Facility Lease Agreement between Metropolitan Airports Commission Minneapolis - St. Paul and Mesaba Aviation, Inc. dated September 30, 2002.  Filed herewith.

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Filed herewith.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Filed herewith.

32. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Filed herewith.