Form 10-Q
period 2003-09-30
MAIR HOLDINGS INC
filed 2003-11-14
CIK 835768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No: 0-17895

MAIR HOLDINGS, INC.
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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2003

Common Stock Par value $.01 per share

20,323,141

CAUTIONARY STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this Quarterly Report on Form 10-Q under the caption “Business” and “Management’s Discussion and Analysis of  Financial Condition and Results of Operations” as well as oral statements that may be made by the Company or its subsidiaries or by officers, directors or employees of the Company or its subsidiaries acting on the Company’s behalf, that are not historical fact may constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements.  The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize.  Factors which could cause the Company’s actual results to differ from forward-looking statements include material changes in the relationship between the Company, its subsidiaries and Northwest Airlines (“Northwest”); the outcome of the potential termination of Mesaba Aviation, Inc’s.  Regional Jet Services Agreement by Northwest; changes in Northwest’s air service; reduced passenger and flight activity as a result of severe acute respiratory syndrome and terrorist events; expenses associated with restructuring operations; a slow-down in the overall United States economy; increased operating costs due to heightened security measures; the impact of United States government programs on operations; changes in regulations affecting the airline industry, including those issued by the Department of Transportation (“DOT”), Transportation Security Administration (“TSA”) and Federal Aviation Administration (“FAA”); seasonal factors; labor relations, including labor shortages, slow downs and/or work stoppages; and ongoing legal proceedings.

Part I.  FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

MAIR HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30 2003	March 31 2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$69,987	$60,908
Short term investments	56,839	40,464
Accounts receivable, net of reserves of $395 and $389	30,348	40,682
Inventories, net	8,181	8,459
Prepaid expenses and deposits	5,880	4,925
Deferred income taxes and other	10,767	10,706
Total current assets	182,002	166,144

PROPERTY AND EQUIPMENT:
Flight equipment	80,442	78,549
Other property and equipment	40,817	37,916
Less: Accumulated depreciation and amortization	(80,240)	(72,667)
Net property and equipment	41,019	43,798

LONG TERM INVESTMENTS	24,090	21,762
OTHER ASSETS, net	14,532	15,706
	$261,643	$247,410

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAIR HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(Unaudited)

	September 30 2003	March 31 2003

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,227	$15,285
Accrued liabilities:
Payroll	15,224	14,295
Maintenance	16,413	16,031
Deferred income	2,602	2,619
Other, primarily property and income taxes	21,770	14,445
Total current liabilities	70,236	62,675

OTHER NONCURRENT LIABILITIES	5,515	6,790

COMMITMENTS AND CONTINGENCIES (Notes 2 and 12)

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 60,000,000 shares authorized, 20,323,141 and 20,320,641 shares issued and outstanding	203	203
Paid-in capital	51,145	50,615
Warrants	16,500	16,500
Accumulated other comprehensive income	93	116
Retained earnings	117,951	110,511
Total shareholders’ equity	185,892	177,945
	$261,643	$247,410

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAIR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2003	2002	2003	2002
OPERATING REVENUES:
Passenger	$109,683	$113,042	$216,445	$222,072
Freight and other	7,779	5,593	15,050	9,917
Total operating revenues	117,462	118,635	231,495	231,989

OPERATING EXPENSES:
Wages and benefits	36,555	33,967	71,783	65,756
Aircraft fuel	5,759	6,399	11,476	12,106
Aircraft maintenance	20,575	19,953	38,955	39,465
Aircraft rents	26,764	27,022	53,542	53,524
Landing fees	1,805	2,127	3,570	3,789
Insurance and taxes	2,671	4,303	5,498	8,628
Depreciation and amortization	4,334	4,708	8,833	9,571
Administrative and other	12,723	15,209	26,819	27,976
Total operating expenses	111,186	113,688	220,476	220,815
Operating income	6,276	4,947	11,019	11,174

NONOPERATING INCOME (EXPENSE):
Interest income	449	664	818	1,452
Other, net	(89)	(46)	2,521	(2,752)
Other nonoperating income (expense), net	360	618	3,339	(1,300)
Income before provision for income taxes	6,636	5,565	14,358	9,874

PROVISION FOR INCOME TAXES	2,702	3,194	6,918	5,927
NET INCOME	$3,934	$2,371	$7,440	$3,947

NET INCOME PER SHARE:
Earnings per common share - basic	$0.19	$0.12	$0.37	$0.19
Earnings per common share - diluted	$0.19	$0.12	$0.36	$0.19

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,323	20,298	20,322	20,298
Diluted	20,540	20,302	20,414	20,318

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAIR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,440	$3,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,833	9,571
Writedown of investment	—	2,994
Amortization of deferred credits	(1,175)	(1,398)
Stock-based compensation	515	—
Changes in current operating items:
Accounts receivable	10,334	6,569
Inventories	278	437
Prepaid expenses and deposits	(955)	(1,259)
Accounts payable and other	7,413	4,966
Net cash provided by operating activities	32,683	25,827

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(37,381)	(61,594)
Sales of investments	18,655	83,660
Purchases of property and equipment	(4,793)	(4,852)
Net cash provided by (used in) investing activities	(23,519)	17,214

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of other noncurrent liabilities	(100)	—
Proceeds from issuance of common stock	15	—
Net cash used in financing activities	(85)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,079	43,041

CASH AND CASH EQUIVALENTS:
Beginning of period	60,908	31,250
End of period	$69,987	$74,291

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$47	$—
Income taxes	$347	$1,127

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAIR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The consolidated financial statements included herein have been prepared by MAIR Holdings, Inc. (the “Company” or “Holdings”), formerly known as Mesaba Holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements.  The Company’s business is seasonal and, accordingly, interim results are not indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended March 31, 2003, and the notes thereto, included in the Company’s Annual Report on Form 10-K as filed with the SEC.

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

2. Operations

Mesaba

Mesaba operates as a regional air carrier providing scheduled passenger service as Mesaba Airlines/Northwest Airlink and Mesaba Airlines/Northwest Jet Airlink under two separate agreements with Northwest Airlines, Inc. (“Northwest”).  As of October 31, 2003, Mesaba served 114 cities in the United States and Canada from Northwest’s hub airports, Minneapolis/St. Paul, Detroit and Memphis.

Under the Airline Services Agreement (the “Airlink Agreement”), Mesaba operates Saab 340 jet-prop aircraft (“Saab”) for Northwest.  The Airlink agreement provides for exclusive rights to designated service areas and extends through June 30, 2007.  Under the Airlink Agreement, Mesaba recognizes revenue for each completed available seat mile.  Additionally, under the Airlink Agreement, Mesaba purchases fuel, ground handling and other services from Northwest.  For these services, Mesaba paid to Northwest $7.6 million and $5.5 million for the three months ended September 30, 2003 and 2002.  For these services, Mesaba paid to Northwest $14.5 million and $10.4 million for the six months ended September 30, 2003 and 2002.  Either Northwest or Mesaba may terminate the Airlink Agreement on 365 days notice or may be terminated immediately by either party for certain provisions provided for in the Airlink Agreement.

Under the Regional Jet Services Agreement (the “Jet Agreement”), Mesaba operates Avro RJ85 regional jets (“RJ85”) for Northwest.  The Jet Agreement extends through October 25, 2006, unless terminated earlier in accordance with its provisions.  Under the Jet Agreement, Mesaba recognizes revenue for each block hour flown.  Northwest provides fuel and airport and passenger related services at Northwest’s expense.  The Jet Agreement may be terminated immediately by Mesaba or Northwest in accordance with certain provisions provided in the Jet Agreement.  Northwest can also cause the Jet Agreement to terminate on April 25, 2004, by giving notice not later than December 15, 2003.  Also, see the subsequent event discussed at Note 12.

Under the agreements, all Mesaba flights appear in Northwest’s timetables and Mesaba receives ticketing and certain check-in, baggage and freight-handling services from Northwest at certain airports.  Mesaba also benefits from its relationship with

Northwest through advertising and marketing programs.  The Airlink and Jet Agreements provide for certain incentive payments from Northwest to Mesaba based on achievement of certain operational or financial goals.  Such incentives totaled $0.7 million and $0.9 million for the three months ended September 30, 2003 and 2002 and $2.5 million and $2.9 million for the six months ended September 30, 2003 and 2002, and are included in passenger revenues in the accompanying consolidated statements of operations.  Approximately 78% and 73% of the September 30, 2003 and March 31, 2003 accounts receivable balances in the accompanying consolidated balance sheets are due from Northwest.

Cancellation of the Airlink or Jet Agreements or Northwest’s failure to make timely payment of amounts owed to Mesaba or to otherwise materially perform under the Airlink or Jet Agreements would have a material adverse effect on Mesaba’s and the Company’s operations, financial position and cash flows.  Northwest and Mesaba review contract compliance on a periodic basis.

Big Sky

Big Sky operates as a regional carrier based in Billings, Montana, primarily providing scheduled passenger, airfreight, express package and charter services.  Big Sky operates daily scheduled flights providing interline and online connecting services and local market services.

Big Sky provides scheduled air service to 19 communities in Montana, North Dakota, Washington and Idaho via its Billings, Montana hub.  Big Sky has code-sharing agreements with Alaska Airlines/Horizon Airlines, America West Airlines and Northwest Airlines, where its services are marketed jointly with those air carriers for connecting flights.  Big Sky participates in the Essential Air Service (“EAS”) program with the DOT.  The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service on the basis of its passenger traffic.  The DOT pays EAS subsidies for each departure in a covered market.

3. Acquisition

On September 26, 2002, the Company executed a definitive merger agreement providing for the acquisition of Big Sky for $3.2 million, net of cash acquired of $0.3 million.  The transaction closed on December 1, 2002.

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

4. Goodwill and Other Intangibles

The excess of the purchase price over the fair market value of the net assets acquired was allocated to certain identifiable intangible assets, including Big Sky’s pilot labor contract and an air carrier certificate, and to goodwill.  These intangible assets were recorded based upon preliminary estimates and are subject to future adjustments.  Goodwill and other intangible assets and related accumulated amortization were as follows, in thousands:

	September 30, 2003			March 31, 2003
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Air carrier certificate	$925		$925	$925		$925
Goodwill and other	3,222		3,222	3,222		3,222
Amortized intangible assets:
Employee contracts	2,840	(338)	2,502	2,840	(135)	2,705
	$6,987	$(338)	$6,649	$6,987	$(135)	$6,852

The amortizable intangible is amortized over its estimated period of benefit.  Intangible asset amortization expense for the quarter and year to date ended September 30, 2003 was $0.1 million and $0.2 million.  Based on the current amount of intangible assets subject to amortization, estimated amortization expense for each of the succeeding five fiscal years is $0.4 million per year.  The recoverability of goodwill and the intangible assets are evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amounts.

5. Investments

Investments consist principally of municipal securities and corporate bonds and are classified as available-for-sale as of September 30, 2003 and March 31, 2003.  Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.  The Company recorded an other-than-temporary impairment loss of $3.0 million on its investment in a WorldCom bond during the six months ended September 30, 2002 in the unaudited consolidated statements of operations.  In March 2003, the Company sold its investment in WorldCom for $0.8 million, which resulted in a gain of approximately $0.4 million.  The Company classifies investments that mature within one year as short term.  Investments with maturity dates greater than one year are classified as long term.

As of September 30, 2003, the amortized cost, gross unrealized gains and losses, and fair value of investments were as follows, in thousands:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
Debt securities – available for sale	$80,715	$234	$(20)	$80,929

The Company recorded realized gains and losses on the sale of investments as follows, in thousands:

	Three Months Ended September 30		Six Months Ended September 30
	2003	2002	2003	2002
Gross realized gains	$1	$183	$1	$208
Gross realized losses	—	(81)	(2)	(81)
Net realized gains (losses)	$1	$102	$(1)	$127

6. Nonoperating Gain

On April 16, 2003, President Bush signed into law the Emergency Wartime Supplemental Appropriations Act (“Wartime Act”).  Among other items, the legislation includes a $2.3 billion government grant for airlines.  In accordance with this Act, for the six months ended September 30, 2003, Mesaba recognized $2.3 million as “other nonoperating income” and Big Sky recognized $0.3 million as “other nonoperating income” and $0.2 million as a reduction of “administrative and other expense” in the accompanying consolidated statements of operations.

7. Stock Options

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

The following information summarizes the pro forma effects assuming compensation for such awards had been recorded based upon the estimated fair value, in thousands, except per share information:

	Three Months Ended September 30		Six Months Ended September 30
	2003	2002	2003	2002
Net income, as reported	$3,934	$2,371	$7,440	$3,947
Stock-based compensation, net of tax	(353)	(289)	(658)	(590)
Pro forma net income	$3,581	$2,082	$6,782	$3,357

Earnings per share – basic:
As reported	$0.19	$0.12	$0.37	$0.19
Pro forma	$0.18	$0.10	$0.33	$0.17
Earnings per share – diluted:
As reported	$0.19	$0.12	$0.36	$0.19
Pro forma	$0.17	$0.10	$0.33	$0.17

In December 2002, the Company repriced stock options to purchase 745,000 shares of the Company’s common stock with exercise prices ranging from $9.05 to $18.00 to an exercise price of $5.97, which represented the fair market value on the date of the repricing.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” the Company has adopted variable plan accounting for these options from the date of the repricing.  The Company recorded compensation expense of $0.5 million in the quarter ended September 30, 2003 and none in any prior period as a result of the repricing.

8. Earnings Per Share

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

The following tables reconcile the number of shares utilized in the consolidated earnings per share calculations, in thousands, expect per share information:

	Three Months Ended September 30		Six Months Ended September 30
	2003	2002	2003	2002
Net income	$3,934	$2,371	$7,440	$3,947
For earnings per common share - basic:
Weighted average number of issued shares outstanding	20,323	20,298	20,322	20,298
Effect of dilutive securities:
Computed shares outstanding under the Company’s stock option plan utilizing the treasury stock method	217	4	92	20
For earnings per common share - diluted:
Weighted average common shares and common share equivalents outstanding	20,540	20,302	20,414	20,318
Earnings per share -basic	$0.19	$0.12	$0.37	$0.19
Earnings per share - diluted	$0.19	$0.12	$0.36	$0.19

Antidilutive options and warrants	4,510	5,964	4,530	5,282

9. Consolidated Comprehensive Income

The following table presents the calculation of comprehensive income.  Comprehensive income has no impact on reported net income.  The components of comprehensive income are as follows, in thousands:

	Three Months Ended September 30		Six Months Ended September 30
	2003	2002	2003	2002
Net income	$3,934	$2,371	$7,440	$3,947
Unrealized gains on investments classified as available for sale, net of tax	23	206	23	64
Comprehensive income	$3,957	$2,577	$7,463	$4,011

10. New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective September 30, 2003.  The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

11. Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  SFAS No. 131 establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers.  The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

Prior to the acquisition of Big Sky on December 1, 2002, the Company had one reportable segment: Mesaba.  After the acquisition of Big Sky, the Company has determined that it has two reportable segments:  Mesaba and Big Sky.

Operating segment information for Mesaba, Big Sky (from the date of acquisition), and Holdings were as follows, in thousands:

	Three Months Ended September 30		Six Months Ended September 30
	2003	2002	2003	2002
Operating revenues:
Mesaba	$112,976	$118,635	$222,845	$231,989
Big Sky	4,486	n/a	8,650	n/a
Holdings and eliminations	—	—	—	—
Consolidated	$117,462	$118,635	$231,495	$231,989
Depreciation and amortization expense:
Mesaba	$4,141	$4,708	$8,446	$9,571
Big Sky	192	n/a	383	n/a
Holdings and eliminations	1	—	4	—
Consolidated	$4,334	$4,708	$8,833	$9,571
Interest expense:
Mesaba	$—	$—	$—	$—
Big Sky	82	n/a	160	n/a
Holdings and eliminations	(61)	—	(113)	—
Consolidated	$21	$—	$47	$—
Income (loss) before income taxes:
Mesaba	$7,084	$5,655	$14,855	$12,322
Big Sky	(603)	n/a	(1,077)	n/a
Holdings and eliminations	155	(90)	580	(2,448)
Consolidated	$6,636	$5,565	$14,358	$9,874
Capital expenditures, net:
Mesaba	$2,323	$1,583	$4,757	$4,852
Big Sky	19	n/a	26	n/a
Holdings and eliminations	10	—	10	—
Consolidated	$2,352	$1,583	$4,793	$4,852
Total assets at end of period:
Mesaba			$114,774	$141,484
Big Sky			10,806	n/a
Holdings			143,967	105,727
Eliminations			(7,904)	(13,162)
Consolidated			$261,643	$234,049

12. Subsequent Events

Jet Agreement

On October 7, 2003, Northwest announced that it is considering exercising its right to terminate the Jet Agreement under which Mesaba leases and operates the 36 RJ85 regional jets.  At Mesaba’s request, the two parties agreed to extend the early termination notice period.  If Northwest gives notice of termination not later than December 15, 2003, the Jet Agreement will terminate on April 25, 2004.

The Company is determining the financial impact from the potential contract termination.  During the first six months of fiscal 2004, approximately 40% of Mesaba’s revenues were derived from the RJ85 operations.  If Northwest terminates the Jet Agreement, Mesaba would experience a substantial reduction in revenue as RJ85 aircraft are removed from service and could incur material expenses in winding down jet operations.  Mesaba would not be exposed to the lease payments for returned aircraft and would seek to minimize expenses associated with the RJ85 operations.  Mesaba has various assets and liabilities, which could be materially impacted by this possible contract termination.  The following summarizes the significant RJ85 related balance sheet accounts, as of September 30, 2003, in thousands:

Assets
Inventories	$3,763
Property and equipment, net	7,211
Other assets, net	3,394
Liabilities
Accrued maintenance	8,299

Mesaba and Northwest have also agreed to remove five of the RJ85 regional jets from service.  Three of the RJ85 are expected to be removed from service during December 2003 and two in January 2004.

Pilot Negotiations

The Air Line Pilots Association (“ALPA”) represents Mesaba’s pilots.  Mesaba is currently negotiating with the ALPA under Section 6 of the Railway Labor Act for a new agreement.  On October 28, 2003, the ALPA membership voted to give its governing body authorization to conduct a strike at a future point in time.  ALPA may not call a strike until a proffer to arbitrate is issued by the National Mediation Board and declined by one or both parties, and a thirty day cooling off period has elapsed without an agreement being reached.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2003 and 2002

The Company’s consolidated net income for the quarter ended September 30, 2003 was $3.9 million, or $0.19 per diluted share, compared with net income of $2.3 million, or $0.12 per diluted share, for the quarter ended September 30, 2002.  On December 1, 2002, the Company acquired all the outstanding shares of Big Sky and accounted for the transaction using the purchase method of accounting.  As such, the Company has consolidated Big Sky’s results of operations from the acquisition date, December 1, 2002.  For the three months ended September 30, 2003, Big Sky generated operating revenues of $4.5 million and incurred operating expenses of $5.0 million.  Because comparative information for Big Sky is not included, a detailed discussion of Big Sky’s operating results and statistics is not presented.

Mesaba Operating Statistics	Three months ended September 30
	2003	2002
Passengers	1,537,022	1,577,336
Available seat miles (000’s)	776,363	744,514
Revenue passenger miles (000’s)	495,981	450,811
Load factor	63.9%	60.6%
Departures	58,492	63,148
Revenue per available seat mile	$.146	$.159
Cost per available seat mile	$.136	$.153
Aircraft in service (average)	105	116

Big Sky Operating Statistics	Three months ended September 30
	2003	2002
Passengers	30,055	n/a
Available seat miles (000’s)	20,425	n/a
Revenue passenger miles (000’s)	7,604	n/a
Load factor	37.2%	n/a
Departures	6,294	n/a
Revenue per available seat mile	$.220	n/a
Cost per available seat mile	$.245	n/a
Aircraft in service (average)	13	n/a

Operating Revenues  Total operating revenues decreased 4.8% in the current quarter of fiscal 2004 to $113.0 million from $118.6 million in the prior year’s quarter primarily due to a decrease of 9.5% in completed available seat miles under the Airlink Agreement offset slightly by an increase of 6.7% in block hours flown under the Jet Agreement and an increase in ground handling activities.

Operating Expenses  Total operating expenses decreased 6.5% in the current quarter of fiscal 2004 to $105.9 million from $113.3 million in the prior year’s quarter primarily due to the change in the mix of RJ85 and Saab flying and decrease in current period insurance rates and security fees.

Mesaba’s operating costs per available seat mile were as follows:

	Three months ended September 30
	2003		2002
Wages and benefits	4.4	¢	4.6	¢
Aircraft fuel	0.7		0.9
Aircraft maintenance	2.6		2.7
Aircraft rents	3.4		3.6
Landing fees	0.2		0.3
Insurance and taxes	0.3		0.6
Depreciation and amortization	0.5		0.6
Administrative and other	1.5		2.0
Total	13.6	¢	15.3	¢

Wages and benefits increased 0.4% to $34.1 million in the second quarter of fiscal 2004 from $34.0 million in the second quarter of fiscal 2003 due to the offsetting impact of increased health and dental costs and the decreased number of employees.

Aircraft fuel decreased 19.0% to $5.2 million in the second quarter of fiscal 2004 from $6.4 million in the second quarter of fiscal 2003 due primarily to a decrease of 10.2% in the number of Saab block hours flown and favorable rates of fuel burn.  Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices.  Mesaba’s actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon for both periods.  Northwest is responsible for fuel for the jet operation.

Aircraft maintenance, excluding wages and benefits, decreased 0.4% to $19.9 million in the second quarter of fiscal 2004 from $20.0 million in the second quarter of fiscal 2003 due to the offsetting impact of a 4.2% decrease in flight hours and an increase in rates charged under flight hour agreements and costs to maintain an aging fleet.

Aircraft rents decreased 3.4% to $26.1 million in the second quarter of fiscal 2004 from $27.0 in the second quarter of fiscal 2003 due to the return of 10 Saab 340 model aircraft.

Landing fees decreased 19.5% to $1.7 million in the second quarter of fiscal 2004 from $2.1 million in the second quarter of fiscal 2003 due to decreased Saab departures.  Northwest provides landing fees for the jet operation at their expense.

Insurance and taxes decreased 42.3% to $2.5 million in the second quarter of fiscal 2004 from $4.3 million in the second quarter of fiscal 2003 due primarily to a reduction in the rates charged for war risk insurance and fewer aircraft.

Depreciation and amortization decreased 12.0% to $4.1 million in the second quarter of fiscal 2004 compared to $4.7 million in the second quarter of fiscal 2003 due primarily to reduced capital expenditures.

Administrative and other decreased 19.5% to $12.2 million in the second quarter of fiscal 2004 from $15.2 million in the second quarter of fiscal 2003 primarily due to a reduction in customer and outside service costs, the recognition of a prior year bad debt reserve and the temporary suspension of the TSA security cost.

Consolidated Nonoperating Income (Expense)  Non-operating income decreased to $0.4 million in the current quarter of fiscal 2004 from income of $0.6 million for the prior year quarter primarily due to the impact of lower interest rates on the Company’s cash and investments.

Consolidated Provision for Income Taxes The Company’s effective tax rate was 40.7% for the current quarter of fiscal 2004 as compared to 57.4% in the prior year quarter.  The Company adjusts its effective tax rate quarterly based on forecasted operating results for the fiscal year.  The rate is affected principally by the level of nondeductible expenses relative to projected taxable income.

Six Months Ended September 30, 2003 and 2002

The Company’s consolidated net income for the period ended September 30, 2003 was $7.4 million, or $0.36 per diluted share, compared with net income of $3.9 million, or $0.19 per diluted share, for the period ended September 30, 2002.  On December 1, 2002, the Company acquired all the outstanding shares of Big Sky and accounted for the transaction using the purchase method of accounting.  As such, the Company has consolidated Big Sky’s results of operations from the acquisition date, December 1, 2002.  For the six months ended September 30, 2003, Big Sky generated operating revenues of $8.7 million and incurred operating expenses of $9.8 million.  Because comparative information for Big Sky is not included, a detailed discussion of Big Sky’s operating results and statistics is not presented.

Mesaba Operating Statistics	Six months ended September 30
	2003	2002
Passengers	2,989,982	3,003,858
Available seat miles (000’s)	1,490,913	1,440,001
Revenue passenger miles (000’s)	917,012	860,523
Load factor	61.5%	59.8%
Departures	114,507	121,817
Revenue per available seat mile	$.149	$.161
Cost per available seat mile	$.141	$.153
Aircraft in service (average)	106	115

Big Sky Operating Statistics	Six months ended September 30
	2003	2002
Passengers	57,932	n/a
Available seat miles (000’s)	42,007	n/a
Revenue passenger miles (000’s)	14,923	n/a
Load factor	35.5%	n/a
Departures	13,098	n/a
Revenue per available seat mile	$.206	n/a
Cost per available seat mile	$.234	n/a
Aircraft in service (average)	13	n/a

Operating Revenues  Total operating revenues decreased 3.9% in the six months ended September 30, 2003 to $222.8 million from $232.0 million in the prior period primarily due to a decrease of 9.0% in completed available seat miles under the Airlink Agreement offset slightly by an increase of 6.9% in block hours flown under the Jet Agreement and an increase in ground handling activities.

Operating Expenses  Total operating expenses decreased 4.4% in the six months ended September 30, 2003 to $210.3 million from $220.1 million in the prior period primarily due to the change in the mix of RJ85 and Saab flying and decrease in current period insurance rates.

Mesaba’s operating costs per available seat mile were as follows:

	Six months ended September 30
	2003		2002
Wages and benefits	4.5	¢	4.6	¢
Aircraft fuel	0.7		0.8
Aircraft maintenance	2.5		2.7
Aircraft rents	3.5		3.7
Landing fees	0.2		0.3
Insurance and taxes	0.3		0.6
Depreciation and amortization	0.6		0.7
Administrative and other	1.8		1.9
Total	14.1	¢	15.3	¢

Wages and benefits increased 2.5% to $67.4 million in the six months ended September 30, 2003 from $65.8 million in the prior period due primarily to increased health and dental insurance costs, which were partially offset by the decreased number of employees.  On a unit basis, the cost went down due to a 3.5% increase in available seat miles in the current period.

Aircraft fuel decreased 14.9% to $10.3 million in the six months ended September 30, 2003 from $12.1 million in the prior period due primarily to a decrease of 10.2% in the number of Saab block hours flown and favorable rates of fuel burn.  Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices.  Mesaba’s actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon for both periods.  Northwest is responsible for fuel for the jet operation.

Aircraft maintenance, excluding wages and benefits, decreased 4.8% to $37.6 million in the six months ended September 30, 2003 from $39.5 million in the prior period due primarily to a 4.3% reduction in flight hours flown in fiscal 2004.

Aircraft rents decreased 2.3% to $52.3 million in the six months ended September 30, 2003 from $53.5 million in the prior period due to the return of 10 Saab 340 model aircraft following the first quarter of fiscal 2003.

Landing fees decreased 11.0% to $3.4 million in the six months of fiscal 2004 from $3.8 million in the prior period of fiscal 2003 due to decreased Saab departures.  Northwest provides landing fees for the jet operation at their expense.

Insurance and taxes decreased 40.9% to $5.1 million in the six months ended September 30, 2003 from $8.6 million in the prior period due primarily to a reduction in the rates charged for war risk insurance and fewer aircraft.

Depreciation and amortization decreased 11.8% to $8.4 million in the six months ended September 30, 2003 compared to $9.6 million in the prior period due primarily to reduced capital expenditures.

Administrative and other decreased 7.6% to $25.8 million in the six months ended September 30, 2003 from $28.0 million in the prior period primarily due to a reduction in customer and outside service costs, the recognition of a prior year bad debt reserve and the temporary suspension of the TSA security cost.

Consolidated Nonoperating Income (Expense)  Non-operating income increased to $3.3 million in the six months ended September 30, 2003 from an expense of $1.3 million for the prior period primarily due to the recognition of $2.6 million in federal grant proceeds recorded in fiscal 2004 for the reimbursement of security fees remitted to the TSA versus the Company’s recognition of a $2.8 million other-than-temporary impairment loss on its investment in a WorldCom bond in fiscal 2003.  The increase was partially offset by a decrease in interest income to $0.8 million from $1.5 million in the periods ended September 30, 2003 and 2002 due to lower interest rates on the Company’s cash and investments.

Consolidated Provision for Income Taxes: The Company’s effective tax rate was 48.2% for the six months ended September 30, 2003 as compared to 60.0% in the prior period.  The Company adjusts its effective tax rate quarterly based on forecasted operating results for the fiscal year.  The rate is affected principally by the level of nondeductible expenses relative to projected taxable income.

Liquidity and Capital Resources

The Company’s working capital increased to $111.8 million with a current ratio of 2.6 at September 30, 2003 as compared to working capital of $103.5 million and a current ratio of 2.7 at March 31, 2003.  Cash and cash equivalents increased by $9.1 million to $70.0 million at September 30, 2003 due primarily to cash from operations of $32.7 million, a net increase in the Company’s investments of $18.7 million, property and equipment additions of $4.8 million and the repayment of debt of $0.1 million.  Long and short-term investments increased $18.7 million to $80.9 million at September 30, 2003 compared to $62.2 million at March 31, 2003.

Investments consist principally of municipal securities and corporate bonds and are classified as available-for-sale as of September 30, 2003 and March 31, 2003.  Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.  The Company classifies investments that mature within one year as short term.  Investments with maturities greater than one year are classified as long term.

As of September 30, 2003, Mesaba’s fleet consisted of 104 aircraft covered under operating leases with remaining terms of less than a month to 13 years and aggregate monthly lease payments of approximately $9.1 million.  Mesaba has the ability to return to the lessor up to 10 turbo-prop aircraft, which, if all were returned, would reduce the Mesaba’s aggregate monthly lease payment by a total of $0.3 million.  Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with original terms up to 17 years.  Mesaba leases its RJ85 aircraft from Northwest under operating leases with terms of up to 10 years.  The Company believes that Mesaba will have sufficient revenues to make lease payments on its aircraft as long as the current Airlink and Jet Agreements remain in effect.

As of September 30, 2003, Big Sky’s fleet consisted of 13 aircraft covered under operating leases with remaining terms of three months to 51 months and aggregate monthly lease payments of approximately $0.2 million.  Big Sky leases 12 of its aircraft from leasing companies and an aircraft from a municipality under operating leases with initial terms of up to six years.  During the three month ended September 30, 2003, Big Sky exercised its option to return two aircraft to the lessor.  Five of the remaining leases contain purchase options.  Big Sky will depend on maintaining or increasing passenger boardings to generate sufficient cash flow to pay its aircraft lease obligations.  A material reduction in Big Sky’s passenger revenues could jeopardize its ability to make lease payments.

On October 7, 2003, Northwest announced that it is considering exercising its right to terminate the Jet Agreement under which Mesaba leases and operates the 36 RJ85 regional jets.  At Mesaba’s request, the two parties agreed to extend the early termination notice period.  If Northwest gives notice of termination not later than December 15, 2003, the Jet Agreement will terminate on April 25, 2004.  The Company is determining the financial impact from the potential contract termination.  During the first six months of fiscal 2004, approximately 40% of Mesaba’s revenues were derived from the RJ85 operations.  If Northwest terminates the Jet Agreement, Mesaba would experience a substantial reduction in revenue as RJ85 aircraft are removed from service and could incur material expenses in winding down jet operations.  Mesaba would not be exposed to the lease payments for returned aircraft and would seek to minimize expenses associated with the RJ85 operations.  See Financial Statements Note 12 for additional information.

Approximately 78% of the Company’s accounts receivable balance as of September 30, 2003 was due from Northwest.  Cancellation of the Airlink or Jet Agreements or Northwest’s failure to make timely payment of amounts owed to Mesaba or to otherwise materially perform under the Airlink or Jet Agreement for any reason would have a material adverse effect on the Company’s results of operations, financial position and cash flows.

The Company has historically relied upon cash and cash equivalents, investments and internally generated funds to support its working capital requirements.  Management believes that funds from operations will provide adequate resources for meeting non-aircraft capital needs for the remainder of fiscal 2004.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes.  The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company has identified its critical accounting policies to include those discussed in the following paragraphs.  The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions.  See Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC, for additional discussion of these items.

Management believes that its estimates and assumptions are reasonable, based on information presently available; however, changes in these estimates, judgments and assumptions will occur as a result of future events, and accordingly actual results could differ from amounts estimated.

Aircraft Property and Equipment – Estimated lives are used to record depreciation on aircraft property and equipment.  Aircraft utilization, technology and changes in the business strategy or operating agreements with Northwest may affect the economic lives used to record depreciation by Mesaba or Big Sky.  The foregoing may also impact depreciation rates, impairment, or both.  Management of Mesaba and Big Sky regularly review the estimated useful lives and salvage values for aircraft property and equipment.

Excess and Obsolete Inventories – Estimated recovery percentages are used to record obsolescence reserves for parts inventories.  Aircraft utilization, parts availability and changes in the cost of parts may affect the valuation of parts inventories and obsolescence reserve levels.  Management of Mesaba and Big Sky regularly review recovery percentages, reserve levels and inventory valuations for parts inventories.

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

New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective September 30, 2003.  The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

Item 4.  CONTROLS AND PROCEDURES

Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, Paul F. Foley, President and Chief Executive Officer of the Company, and Robert E. Weil, Vice President, Chief Financial Officer and Treasurer of the Company, have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company filed with the SEC a definitive proxy statement dated July 23, 2003 in connection with its annual meeting of shareholders held on August 21, 2003.  At the annual meeting, the Company’s shareholders elected the following persons as Class Two directors, each for a term of three years:

	Votes For	Votes Withheld
Richard H. Anderson	16,961,331	2,911,122
Paul F. Foley	17,110,999	2,761,454
Robert C. Pohlad	17,094,464	2,777,989

The Company’s shareholders also ratified the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the fiscal year ending March 31, 2004 with 18,248,526 votes “for”, 1,615,588 votes “against” and 8,339 abstentions.  There were no broker non-votes.

The Company’s shareholders also approved and amendment to the Company’s Articles of Incorporation to change the name of the Company to MAIR Holdings, Inc. with 19,685,552 votes “for”, 174,654 votes “against” and 12,247 abstentions.  There were no broker non-votes.

ITEM 5. OTHER INFORMATION

On October 7, 2003, Northwest announced that it is considering exercising its right to terminate the Jet Agreement under which Mesaba leases and operates the 36 RJ85 regional jets. At Mesaba's request, the two parties agreed to extend the early termination notice period. If Northwest gives notice of termination not later than December 15, 2003, the Jet Agreement will terminate on April 25, 2004. Mesaba and Northwest have also agreed to remove five of the RJ85 regional jets from service. Three of the RJ85 are expected to be removed from service during December 2003 and two in January 2004. See Financial Statements Note 12 and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

The Air Line Pilots Association (“ALPA”) represents Mesaba's pilots. Mesaba is currently negotiating with the ALPA under Section 6 of the Railway Labor Act for a new agreement. On October 28, 2003, the ALPA membership voted to give its governing body authorization to conduct a strike at a future point in time. ALPA may not call a strike until a proffer to arbitrate is issued by the National Mediation Board and declined by one or both parties, and a thirty-day cooling off period has elapsed without an agreement being reached.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	3A	Restated Articles of Incorporation. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed August 27, 2003
	3C	Bylaws. Incorporated by reference to Exhibit 3.2 to the Form S-4, Registration No. 333-22977
	4A	Specimen certificate for shares of the Common Stock of the Company. Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed August 27, 2003
	4B	Common Stock Purchase Warrant dated October 25, 1996 issued to Northwest Airlines, Inc. Incorporated by reference to Exhibit 4A to the Company’s 10-Q for the quarter ended September 30, 1996
	4C	Common Stock Purchase Warrant dated October 17, 1997 issued to Northwest Airlines, Inc. Incorporated by reference to Exhibit 4A to the Company’s 10-Q for the quarter ended September 30, 1997
9A

Shareholder’s Agreement regarding election of representative of Northwest Aircraft Inc. to Board of Directors.  Incorporated by reference to Exhibit 9A to Mesaba’s Registration Statement on Form S-1, Registration No. 33-820

	10A	FAA Air Carrier Operating Certificate. Incorporated by reference Exhibit 10A to Mesaba’s Form 10-K for the year ended March 31, 1989
	10B	CAB Part 298 Registration. Incorporated by reference to Exhibit 10G to Mesaba’s Form 10-K for the year ended March 31, 1987
10C

Airline Services Agreement between Mesaba Aviation, Mesaba Holdings, Inc. and Northwest Airlines, Inc. dated July 1, 1997 (certain potions of this agreement are subject to an order granting confidential treatment pursuant to Rule 24b-2).  Incorporated by reference to Exhibit 10A to the Company’s Form 10-Q for the quarter ended September 30, 1997

10D

Regional Jet Services Agreement between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc., dated October 25, 1996 (certain provisions of this agreement are subject to an order granting confidential treatment pursuant to Rule 24b-2).  Incorporated by reference to Exhibit 10A to the Company’s Form 10-Q for the quarter ended September 30, 1996

10E

Foreign Air Carrier Operating Certificates issued May 6, 1991 by the Canadian Department of Transport.  Incorporated by reference to Exhibit 10H to the Company’s Form 10-K for the year ended March 31, 1991

10F

Special Facilities Lease dated as of August 1, 1990 between Charter County of Wayne, State of Michigan and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10B to the Company’s Form 10-Q for the quarter ended September 30, 1990

10G

Ground Lease dated August 1, 1990 between Charter County of Wayne, State of Michigan and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10C to the Company’s Form 10-Q for the quarter ended September 30,1990

10H

Letter Agreement dated December 24, 1992 relating to the repurchase of shares of Common Stock from Northwest Aircraft, Inc. Incorporated by reference to Exhibit 10EE to the Company’s Form 10-K for the year ended March 31, 1993

10I	DOT Certificate of Public Convenience and Necessity dated October 26, 1992. Incorporated by reference to Exhibit 10FF of the Company’s Form 10-K for the year ended March 31, 1993
10J	Stock Purchase Agreement between AirTran Corporation and Carl R. Pohlad dated as of October 18, 1993. Incorporated by reference to Exhibit 10 of the Company’s Form 8-K dated October 19, 1993
10K

Term Sheet Proposal for the Acquisition of Saab 340 Aircraft by Mesaba Aviation, Inc. dated March 7, 1996 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2).  Incorporated by reference to Exhibit 10U to the Company’s Form 10-K/A for the year ended March 31, 1996

10L

Letter Agreement regarding Saab 340B Plus Acquisition Financing dated March 7, 1996 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2).  Incorporated by reference to Exhibit 10V to the Company’s Form 10-K/A for the year ended March 31, 1996

10M

Letter Agreement of October 25, 1996 relating to Regional Jet Services Agreement between Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2).  Incorporated by reference to Exhibit 10A to the Company’s Form 10-Q/A for the quarter ended September 30, 1996

10N

Amendment No. 1 to Regional Jet Services Agreement dated April 1, 1998 between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under rule 24b-2).  Incorporated by reference to Exhibit 10A to the Company’s Form 10-Q for the quarter ended June 30, 1998

10O

Amendment No. 2 to Regional Jet Services Agreement dated June 2, 1998 between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under rule 24b-2).  Incorporated by reference to Exhibit 10B to the Company’s Form 10-Q for the quarter ended June 30, 1998

10P

Lease Agreement, dated as of July 1, 1999, between Kenton County Airport Board and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10AA to the Company’s Form 10-K for the year ended March 31, 2000

10Q

Ground Lease, dated as of September 1, 1999, between Kenton County Airport Board and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10BB to the Company’s Form 10-K for the year ended March 31, 2000

10R

Letter Agreement, dated November 20, 2001, between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. relating to service expansion and rate reductions.  Incorporated by reference to the Company’s Form 8-K filed November 23, 2001

10S

Agreement and Plan of Merger among Mesaba Holdings, Inc. Ranger Acquisition Corp. and Big Sky Transportation Co. dated September 26, 2002.  Incorporated by reference to the Company’s Form 8-K filed September 27, 2002

10T	Employment Agreement between Big Sky Transportation Co. and Kim B. Champney dated April 3, 1998. Incorporated by reference to Big Sky’s Form 10-KSB dated September 28, 1999
10U	Aircraft Hangar Facility Lease Agreement between Metropolitan Airports Commission Minneapolis - St. Paul and Mesaba Aviation, Inc. dated September 2002
10V	Lease between Spectrum Investment Group, L.L.C. and Mesaba Aviation, Inc. entered into as of April 25, 2003
10W	Amendment to Regional Jet Services Agreement, dated October 7, 2003. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 8, 2003
21	Subsidiaries. Incorporated by reference to Exhibit 21 to the Company’s Form 10-Q for the quarter ended December 31, 2002
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith

(b)	Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended September 30, 2003:

	(a)	Form 8-K filed on August 1, 2003 containing disclosure under Item 12 regarding the Company’s earnings for the quarter ended June 30, 2003.

	(b)	Form 8-K filed on August 27, 2003 containing disclosure under Items 5 and 7 regarding an amendment to the Company’s articles of incorporation changing its name to MAIR Holdings, Inc.

	(c)	Form 8-K filed on September 8, 2003 containing disclosure under Items 5 and 7 regarding the resignation of two directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

MAIR Holdings, Inc.

Dated: November 14, 2003	By:	/s/ Robert E. Weil
Vice President, Chief Financial Officer and Treasurer (principal financial officer and an authorized signatory)

Exhibit Index

31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.