Form 10-Q
period 2003-12-31
MAIR HOLDINGS INC
filed 2004-02-17
CIK 835768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2003

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 2, 2004

Common Stock Par value $.01 per share

20,348,141

CAUTIONARY STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this Quarterly Report on Form 10-Q under the caption “Management’s Discussion and Analysis of  Financial Condition and Results of Operations” and elsewhere in this report, as well as oral statements that may be made by the Company or its subsidiaries or by officers, directors or employees of the Company or its subsidiaries acting on the Company’s behalf, that are not historical fact may constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements.  The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize.  Factors which could cause the Company’s actual results to differ from forward-looking statements include material changes in the relationship between the Company, its subsidiaries and Northwest Airlines (“Northwest”); changes in Northwest’s air service; reduced passenger and flight activity; a slow-down in the overall United States economy; expenses associated with restructuring operations; increased operating costs due to heightened security measures; the impact of United States government programs on operations; changes in regulations affecting the airline industry, including those issued by the Department of Transportation (“DOT”), Transportation Security Administration (“TSA”) and Federal Aviation Administration (“FAA”); seasonal factors; labor relations, including labor shortages, slow downs and/or work stoppages; and ongoing legal proceedings.  All subsequent written or oral forward-looking statements attributable to the Company or persons acting on the Company's behalf are expressly qualified by the factors described above.

Part I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

MAIR HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(Unaudited)

	December 31 2003	March 31 2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$59,092	$60,908
Short term investments	65,297	40,464
Accounts receivable, net of reserves of $566 and $389	31,220	40,682
Inventories, net	8,439	8,459
Prepaid expenses and deposits	6,163	4,925
Deferred income taxes and other	10,740	10,706
Total current assets	180,951	166,144

PROPERTY AND EQUIPMENT:
Flight equipment	79,595	78,549
Other property and equipment	42,115	37,916
Less: Accumulated depreciation and amortization	(81,016)	(72,667)
Net property and equipment	40,694	43,798

LONG TERM INVESTMENTS	34,111	21,762
OTHER ASSETS, net	14,906	15,706
	$270,662	$247,410

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAIR HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except share information)

(Unaudited)

	December 31 2003	March 31 2003

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,769	$15,285
Accrued liabilities:
Payroll	18,446	14,295
Maintenance	19,410	16,031
Deferred income	2,593	2,619
Other, primarily property and income taxes	20,587	14,445
Total current liabilities	76,805	62,675

OTHER NONCURRENT LIABILITIES	6,845	6,790

COMMITMENTS AND CONTINGENCIES (Notes 2 and 12)

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 60,000,000 shares authorized, 20,348,141 and 20,320,641 shares issued and outstanding	203	203
Paid-in capital	51,546	50,615
Warrants	16,500	16,500
Accumulated other comprehensive income	53	116
Retained earnings	118,710	110,511
Total shareholders’ equity	187,012	177,945
	$270,662	$247,410

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAIR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2003	2002	2003	2002
OPERATING REVENUES:
Passenger	$107,161	$106,675	$323,606	$328,747
Freight and other	8,166	6,146	23,216	16,063
Total operating revenues	115,327	112,821	346,822	344,810

OPERATING EXPENSES:
Wages and benefits	37,660	33,762	109,443	99,518
Aircraft fuel	5,707	5,068	17,183	17,174
Aircraft maintenance	21,399	20,227	60,354	59,692
Aircraft rents	26,517	27,024	80,059	80,548
Landing fees	1,867	1,791	5,437	5,580
Insurance and taxes	2,261	3,824	7,759	12,452
Depreciation and amortization	4,186	4,608	13,019	14,179
Administrative and other	15,057	15,122	41,876	43,098
Total operating expenses	114,654	111,426	335,130	332,241
Operating income	673	1,395	11,692	12,569

NONOPERATING INCOME (EXPENSE):
Interest income	450	631	1,268	2,083
Other, net	36	(38)	2,557	(2,790)
Other nonoperating income (expense), net	486	593	3,825	(707)
Income before provision for income taxes	1,159	1,988	15,517	11,862

PROVISION FOR INCOME TAXES	400	705	7,318	6,632
NET INCOME	$759	$1,283	$8,199	$5,230

NET INCOME PER SHARE:
Earnings per common share – basic	$0.04	$0.06	$0.40	$0.26
Earnings per common share – diluted	$0.04	$0.06	$0.40	$0.26

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,333	20,315	20,325	20,304
Diluted	20,522	20,315	20,451	20,358

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAIR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,199	$5,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,019	14,179
Writedown of investment		2,994
Amortization of deferred credits	(1,597)	(2,092)
Stock-based compensation	752
Changes in current operating items:
Accounts receivable	9,462	2,761
Inventories	20	(23)
Prepaid expenses and deposits	(1,238)	61
Accounts payable and other	15,447	2,216
Net cash provided by operating activities	44,064	25,326

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Big Sky, net of cash acquired		(3,225)
Purchases of investments	(65,206)	(81,663)
Sales of investments	27,533	94,951
Purchases of property and equipment, net	(8,172)	(4,987)
Net cash provided by (used in) investing activities	(45,845)	5,076

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of other noncurrent liabilities	(214)
Proceeds from issuance of common stock	179	106
Net cash provided by (used in) financing activities	(35)	106

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,816)	30,508

CASH AND CASH EQUIVALENTS:
Beginning of period	60,908	31,250
End of period	$59,092	$61,758

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$83	$48
Income taxes	$3,241	$6,253

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

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as well as the reported amounts of revenues and expenses.  The most significant use of estimates relates to accrued maintenance expenses, aircraft property and equipment lives, and inventory obsolescence reserves.  Ultimate results could differ from those estimates.

Certain balances in the fiscal 2003 consolidated financial statements have been reclassified to conform with the fiscal 2004 presentation.  These reclassifications had no impact on net income or shareholders’ equity as previously reported.

2. Operations

Mesaba

Mesaba operates as a regional air carrier providing scheduled passenger service as Mesaba Airlines/Northwest Airlink and Mesaba Airlines/Northwest Jet Airlink under two separate agreements with Northwest Airlines, Inc. (“Northwest”).  As of December 31, 2003, Mesaba served 112 cities in the United States and Canada from Northwest’s hub airports, Minneapolis/St. Paul, Detroit and Memphis.

Under the Airline Services Agreement (the “Airlink Agreement”), Mesaba operates Saab 340 jet-prop aircraft (“Saab”) for Northwest.  The Airlink agreement provides for exclusive rights to designated service areas and extends through June 30, 2007.  Under the Airlink Agreement, Mesaba recognizes revenue for each completed available seat mile.  Additionally, under the Airlink Agreement, Mesaba purchases fuel, ground handling and other services from Northwest.  For these services, Mesaba paid to Northwest $8.2 million and $4.7 million for the three months ended December 31, 2003 and 2002 and $22.7 million and $15.1 million for the nine months ended December 31, 2003 and 2002.  Either Northwest or Mesaba may terminate the Airlink Agreement on 365 days notice or may be terminated immediately by either party for certain provisions provided for in the Airlink Agreement.

Under the Regional Jet Services Agreement (the “Jet Agreement”), Mesaba operates Avro RJ85 regional jets (“RJ85”) for Northwest.  The Jet Agreement extends through April 2007, unless terminated earlier in accordance with its provisions.  Under the Jet Agreement, Mesaba recognizes revenue for each block hour flown.  Northwest provides fuel and airport and passenger related services at Northwest’s expense.  The Jet Agreement may be terminated immediately by Mesaba or Northwest in accordance with certain provisions provided in the Jet Agreement.  See the subsequent event discussed at Note 12.

Under the agreements, all Mesaba flights appear in Northwest’s timetables and Mesaba receives ticketing and certain check-in, baggage and freight-handling services from Northwest at certain airports.  Mesaba also benefits from its relationship with Northwest through advertising and marketing programs.  The Airlink and Jet Agreements provide for certain incentive payments from Northwest to Mesaba based on achievement of certain operational or financial goals.  Such incentives totaled $1.4 million and $1.0 million for the three months ended December 31, 2003 and 2002 and $3.9 million for the nine months ended December 31, 2003 and 2002, and are included in passenger revenues in the accompanying consolidated statements of operations.  Approximately 76.9% and 72.8% of the December 31, 2003 and March 31, 2003 accounts receivable balances in the accompanying consolidated balance sheets are due from Northwest.

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

Big Sky provides scheduled air service to 19 communities in Montana, North Dakota, Washington and Idaho via its Billings, Montana hub.  Big Sky has code-sharing agreements with Alaska Airlines/Horizon Airlines, America West Airlines and Northwest, where its services are marketed jointly with those air carriers for connecting flights.  Big Sky participates in the Essential Air Service (“EAS”) program with the DOT.  The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service on the basis of its passenger traffic.  The DOT pays EAS subsidies for each departure in a covered market.

3. Acquisition

On September 26, 2002, the Company executed a definitive merger agreement providing for the acquisition of Big Sky for $3.2 million, net of cash acquired of $0.3 million.  The transaction closed on December 1, 2002.

The Company funded the acquisition with cash from operations and accounted for the acquisition using the purchase method of accounting.  Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition.  Assets and liabilities are recorded based upon their fair market value as of the date of the acquisition and may be subject to future tax adjustments.  The excess of the purchase price over the fair market value of the net assets acquired was allocated to certain intangible assets and goodwill.  Results of Big Sky’s operations have been included in the accompanying consolidated financial statements since the date of acquisition.  Due to the lack of materiality of Big Sky’s operations, pro forma financial results are not presented.

4. Goodwill and Other Intangibles

The excess of the Big Sky purchase price over the fair market value of the net assets acquired was allocated to certain identifiable intangible assets, including Big Sky’s pilot labor contract and an air carrier certificate, and to goodwill.  The intangible assets were recorded based upon preliminary estimates.  An additional $0.6 million was recorded to goodwill after the asset valuation was finalized during the quarter ended December 31, 2003.  Goodwill and other intangible assets and related accumulated amortization were as follows, in thousands:

	December 31, 2003			March 31, 2003
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Air carrier certificate	$925		$925	$925		$925
Goodwill	3,859		3,859	3,222		3,222
Amortized intangible asset:
Pilot labor contract	2,840	(439)	2,401	2,840	(135)	2,705
	$7,624	$(439)	$7,185	$6,987	$(135)	$6,852

The amortizable intangible asset is amortized over its estimated period of benefit.  Intangible asset amortization expense for the quarter and year to date ended December 31, 2003 was $0.1 million and $0.3 million.  Based on the current amount of intangible assets subject to amortization, estimated amortization expense for each of the succeeding five fiscal years is $0.4 million per year.  The recoverability of goodwill and the intangible assets are evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amounts.

5. Investments

Investments consist principally of municipal securities and corporate bonds and are classified as available-for-sale as of December 31, 2003 and March 31, 2003.  Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.  The Company recorded an other-than-temporary impairment loss of $3.0 million on its investment in a WorldCom bond during the period ended September 30, 2002 in the unaudited consolidated statements of operations.  In March 2003, the Company sold its investment in WorldCom for $0.8 million, which resulted in a gain of approximately $0.4 million.  The Company classifies investments that mature within one year as short term.  Investments with maturity dates greater than one year are classified as long term.

The amortized cost, gross unrealized gains and losses and fair value of investments, classified as debt securities available for sale, were as follows, in thousands:

	December 31, 2003	March 31, 2003
Amortized costs	$99,305	$61,944
Gross unrealized gains	126	283
Gross unrealized losses	(23)	(1)
Fair value	$99,408	$62,226

The Company recorded realized gains and losses on the sale of investments for the periods ended December 31 as follows, in thousands:

	Three Months Ended		Nine Months Ended
	2003	2002	2003	2002
Gross realized gains	$—	$18	$1	$226
Gross realized losses	—	—	(2)	(81)
Net realized gains (losses)	$—	$18	$(1)	$145

6. Nonoperating Gain

On April 16, 2003, President Bush signed into law the Emergency Wartime Supplemental Appropriations Act.  Among other items, the legislation includes a $2.3 billion government grant for airlines.  In accordance with this Act, for the nine months ended December 31, 2003, Mesaba recognized $2.3 million as “other nonoperating income” and Big Sky recognized $0.3 million as “other nonoperating income” and $0.2 million as a reduction of “administrative and other expense” in the accompanying consolidated statements of operations.

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

The following information summarizes the pro forma effects assuming compensation for such awards had been recorded based upon the estimated fair value for the periods ended December 31, in thousands, except per share information:

	Three Months Ended		Nine Months Ended
	2003	2002	2003	2002
Net income, as reported	$759	$1,283	$8,199	$5,230
Stock-based compensation, net of tax	(365)	(391)	(966)	(918)
Pro forma net income	$394	$892	$7,233	$4,312

Earnings per share – basic:
As reported	$0.04	$0.06	$0.40	$0.26
Pro forma	$0.02	$0.04	$0.36	$0.21
Earnings per share – diluted:
As reported	$0.04	$0.06	$0.40	$0.26
Pro forma	$0.02	$0.04	$0.35	$0.21

In December 2002, the Company repriced stock options to purchase 745,000 shares of the Company’s common stock with exercise prices ranging from $9.05 to $18.00 to an exercise price of $5.97, which represented the fair market value on the date of the repricing.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” the Company has adopted variable plan accounting for these options from the date of the repricing.  The Company recorded compensation expense of $0.3 million and $0.8 million for the quarter and year to date ended December 31, 2003 and none in the prior year as a result of the repricing.

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

The following tables reconcile the number of shares utilized in the consolidated earnings per share calculations for the periods ended December 31, in thousands, except per share information:

	Three Months Ended		Nine Months Ended
	2003	2002	2003	2002
Net income	$759	$1,283	$8,199	$5,230
For earnings per common share – basic:
Weighted average number of issued shares outstanding	20,333	20,315	20,325	20,304
Effect of dilutive securities:
Computed shares outstanding under the Company’s stock option plan utilizing the treasury stock method	189	—	126	54
For earnings per common share – diluted:
Weighted average common shares and common share equivalents outstanding	20,522	20,315	20,451	20,358
Earnings per share – basic	$0.04	$0.06	$0.40	$0.26
Earnings per share – diluted	$0.04	$0.06	$0.40	$0.26

Antidilutive options and warrants	4,490	6,284	4,490	5,179

9. Consolidated Comprehensive Income

The following table presents the calculation of comprehensive income.  Comprehensive income has no impact on reported net income.  The components of comprehensive income for the periods ended December 31 are as follows, in thousands:

	Three Months Ended		Nine Months Ended
	2003	2002	2003	2002
Net income	$759	$1,283	$8,199	$5,230
Unrealized gains (losses) on investments classified as available for sale, net of tax	(40)	212	(63)	276
Comprehensive income	$719	$1,495	$8,136	$5,506

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.  The revised SFAS No. 132 requires additional disclosures concerning the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans.  The revised SFAS No. 132 will not have an effect on the Company’s disclosures as it has no defined benefit plans or other defined benefit postretirement plans.

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

Prior to the acquisition of Big Sky on December 1, 2002, the Company had one reportable segment: Mesaba.  After the acquisition of Big Sky, the Company has determined that it has two reportable segments:  Mesaba and Big Sky.  Operating segment information for Mesaba, Big Sky (from the date of acquisition), and Holdings for the periods ended December 31 were as follows, in thousands:

	Three Months Ended		Nine Months Ended
	2003	2002	2003	2002
Operating revenues:
Mesaba	$111,221	$111,083	$334,066	$343,072
Big Sky	4,106	1,738	12,756	1,738
Holdings and eliminations	—	—	—	—
Consolidated	$115,327	$112,821	$346,822	$344,810
Depreciation and amortization expense:
Mesaba	$3,954	$4,565	$12,400	$14,136
Big Sky	230	43	613	43
Holdings and eliminations	2	—	6	—
Consolidated	$4,186	$4,608	$13,019	$14,179
Interest expense:
Mesaba	$—	$—	$—	$—
Big Sky	74	28	234	28
Holdings and eliminations	(38)	—	(151)	—
Consolidated	$36	$28	$83	$28
Income (loss) before income taxes:
Mesaba	$2,191	$2,321	$17,046	$14,643
Big Sky	(1,092)	(235)	(2,169)	(235)
Holdings and eliminations	60	(98)	640	(2,546)
Consolidated	$1,159	$1,988	$15,517	$11,862
Capital expenditures (sales), net:
Mesaba	$3,391	$1,431	$8,148	$6,283
Big Sky	(16)	(1,329)	10	(1,329)
Holdings and eliminations	4	33	14	33
Consolidated	$3,379	$135	$8,172	$4,987
Total assets at end of period:
Mesaba			$127,284	$116,537
Big Sky			10,669	10,061
Holdings			140,789	121,892
Eliminations			(8,080)	(9,881)
Consolidated			$270,662	$238,609

12. Subsequent Events

Jet Agreement

On February 2, 2004, the Company, Mesaba and Northwest entered into an amendment to the Jet Agreement that removes an early termination provision that permitted Northwest to give notice of early termination on or before February 29, 2004.  A notice of termination would have resulted in a termination of the Jet Agreement as of June 30, 2004.

Mesaba and Northwest had agreed to remove five of the RJ85 aircraft from service.  Three of the RJ85 came out of service during December 2003 and two in January 2004.  Mesaba expects that the five RJ85 aircraft will be returned to service by June 2004.

Pilot Negotiations

On January 31, 2004, Mesaba entered into a new five-year agreement with the Air Line Pilots Association (“ALPA”), following ratification of the agreement by ALPA’s membership.  To account for a provision of the agreement, a $2.7 million accrual for retroactive pilot compensation was recorded to wages and benefits expense in the quarter ended December 31, 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended December 31, 2003 and 2002

The Company’s consolidated net income for the quarter ended December 31, 2003 was $0.8 million, or $0.04 per diluted share, compared with net income of $1.3 million, or $0.06 per diluted share, for the quarter ended December 31, 2002.  On December 1, 2002, the Company acquired all the outstanding shares of Big Sky and accounted for the transaction using the purchase method of accounting.  As such, the Company has consolidated Big Sky’s results of operations from the acquisition date, December 1, 2002.  For the three months ended December 31, 2003, Big Sky generated operating revenues of $4.1 million and incurred operating expenses of $5.1 million.  For the one month ended December 31, 2002, Big Sky generated operating revenues of $1.7 million and incurred operating expenses of $2.0 million.  Because comparative information for Big Sky is not included, a detailed discussion of Big Sky’s operating results and statistics is not presented.  Operating statistics for the three months ended December 31 were as follows.

	2003	2002
Mesaba Operating Statistics
Passengers	1,469,604	1,414,666
Available seat miles (000’s)	760,478	694,351
Revenue passenger miles (000’s)	466,544	411,068
Load factor	61.3%	59.2%
Departures	56,239	56,957
Revenue per available seat mile	$0.146	$0.160
Cost per available seat mile	$0.143	$0.157
Aircraft in service (average)	102	113
Big Sky Operating Statistics
Passengers	25,755	n/a
Available seat miles (000’s)	17,394	n/a
Revenue passenger miles (000’s)	6,519	n/a
Load factor	37.5%	n/a
Departures	5,325	n/a
Revenue per available seat mile	$0.236	n/a
Cost per available seat mile	$0.294	n/a
Aircraft in service (average)	10	n/a

Mesaba Operating Revenues  Total operating revenues remained relatively constant, increasing in the current quarter of fiscal 2004 to $111.2 million from $111.1 million in the prior year’s quarter primarily due to a decrease of 1.6% in completed available seat miles under the Airlink Agreement offset by an increase of 10.9% in block hours flown under the Jet Agreement and an increase in ground handling activities.

Mesaba Operating Expenses  Total operating expenses increased 0.4% in the current quarter of fiscal 2004 to $109.2 million from $108.8 million in the prior year’s quarter.  Mesaba’s operating costs per available seat mile for the three months ended December 31were as follows:

	2003		2002
Wages and benefits	4.6	¢	4.7	¢
Aircraft fuel	0.7		0.7
Aircraft maintenance	2.7		2.9
Aircraft rents	3.4		3.9
Landing fees	0.2		0.2
Insurance and taxes	0.3		0.5
Depreciation and amortization	0.5		0.7
Administrative and other	1.9		2.1
Total	14.3	¢	15.7	¢

Wages and benefits increased 8.3% to $35.6 million in the third quarter of fiscal 2004 from $32.9 million in the third quarter of fiscal 2003 primarily due to a $2.7 million accrual for retroactive pilot compensation resulting from the January 31, 2004 ALPA contract.

Aircraft fuel increased 7.7% to $5.2 million in the third quarter of fiscal 2004 from $4.8 million in the third quarter of fiscal 2003 due primarily to adjustments to fuel reserves in the prior period, which was partially offset by a slight decrease in the number of Saab block hours flown and favorable rates of fuel burn.  Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices.  Mesaba’s actual cost of fuel, including pumping fees, was 83.5 cents per gallon for both periods.  Northwest is responsible for fuel for the RJ85 operation.

Aircraft maintenance, excluding wages and benefits, increased 2.2% to $20.4 million in the third quarter of fiscal 2004 from $20.0 million in the third quarter of fiscal 2003 due to the offsetting impact of a 3.9% increase in flight hours and adjustments to maintenance reserves, which was offset by a reduction in aircraft damage expenses.

Aircraft rents decreased 3.2% to $26.0 million in the third quarter of fiscal 2004 from $26.8 in the third quarter of fiscal 2003 due to the return of 11 Saab 340 aircraft.

Landing fees increased 2.6% due to increased rates.  Northwest provides landing fees for the RJ85 operation at their expense.

Insurance and taxes decreased 48.1% to $1.9 million in the third quarter of fiscal 2004 from $3.7 million in the third quarter of fiscal 2003 due primarily to a reduction in the rates charged for hull and passenger liability insurance and favorable property tax credits.

Depreciation and amortization decreased 13.4% to $4.0 million in the third quarter of fiscal 2004 compared to $4.6 million in the third quarter of fiscal 2003 due primarily to reduced capital expenditures.

Administrative and other expenses remained relatively constant at $14.3 million with an offsetting increase in outside services due to activity associated with labor negotiations and the recognition of a bad debt reserve in the prior year.

Consolidated Nonoperating Income (Expense)  Non-operating income decreased to $0.5 million in the third quarter of fiscal 2004 from income of $0.6 million for the prior year quarter primarily due to the impact of lower interest rates on the Company’s cash and investments.

Consolidated Provision for Income Taxes The Company’s effective tax rate was 34.5% for the third quarter of fiscal 2004 as compared to 35.5% in the prior year quarter.  The Company adjusts its effective tax rate quarterly based on forecasted operating results for the fiscal year.  The rate is affected principally by the level of nondeductible expenses relative to projected taxable income.

Nine Months Ended December 31, 2003 and 2002

The Company’s consolidated net income for the period ended December 31, 2003 was $8.2 million, or $0.40 per diluted share, compared with net income of $5.2 million, or $0.26 per diluted share, for the period ended December 31, 2002.  On December 1, 2002, the Company acquired all the outstanding shares of Big Sky and accounted for the transaction using the purchase method of accounting.  As such, the Company has consolidated Big Sky’s results of operations from the acquisition date, December 1, 2002.  For the nine months ended December 31, 2003, Big Sky generated operating revenues of $12.8 million and incurred operating expenses of $15.0 million.  For the one month ended December 31, 2002, Big Sky generated operating revenues of $1.7 million and incurred operating expenses of $2.0 million.  Because comparative information for Big Sky is not included, a detailed discussion of Big Sky’s operating results and statistics is not presented.  Operating statistics for the nine months ended December 31 were as follows.

	2003	2002
Mesaba Operating Statistics
Passengers	4,459,586	4,418,524
Available seat miles (000’s)	2,251,391	2,134,352
Revenue passenger miles (000’s)	1,383,556	1,271,591
Load factor	61.5%	59.6%
Departures	170,746	178,774
Revenue per available seat mile	$0.148	$0.162
Cost per available seat mile	$0.142	$0.154
Aircraft in service (average)	104	113
Big Sky Operating Statistics
Passengers	83,687	n/a
Available seat miles (000’s)	59,401	n/a
Revenue passenger miles (000’s)	21,442	n/a
Load factor	36.1%	n/a
Departures	18,423	n/a
Revenue per available seat mile	$0.215	n/a
Cost per available seat mile	$0.252	n/a
Aircraft in service (average)	10	n/a

Mesaba Operating Revenues  Total operating revenues decreased 2.6% in the nine months ended December 31, 2003 to $334.1 million from $343.1 million in the prior period primarily due to a decrease of 6.7% in completed available seat miles under the Airlink Agreement offset by an increase of 8.0% in block hours flown under the Jet Agreement and an increase in ground handling activities.

Mesaba Operating Expenses  Total operating expenses decreased 2.8% in the nine months ended December 31, 2003 to $319.5 million from $328.8 million in the prior period.  Mesaba’s operating costs per available seat mile for the nine months ended December 31 were as follows:

	2003		2002
Wages and benefits	4.5	¢	4.6	¢
Aircraft fuel	0.7		0.8
Aircraft maintenance	2.6		2.8
Aircraft rents	3.5		3.8
Landing fees	0.2		0.2
Insurance and taxes	0.3		0.6
Depreciation and amortization	0.6		0.6
Administrative and other	1.8		2.0
Total	14.2	¢	15.4	¢

Wages and benefits increased 4.4% to $103.0 million in the nine months ended December 31, 2003 from $98.6 million in the prior period due primarily to a $2.7 million accrual for retroactive pilot pay resulting from the January 31, 2004 ALPA contract and increased health, dental and workers’ compensation insurance costs.

Aircraft fuel decreased 8.5% to $15.5 million in the nine months ended December 31, 2003 from $16.9 million in the prior period due primarily to a decrease of 7.4% in the number of Saab block hours flown and favorable rates of fuel burn.  Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices.  Mesaba’s actual cost of fuel, including pumping fees, was 83.5 cents per gallon for both periods.  Northwest is responsible for fuel for the RJ85 operation.

Aircraft maintenance, excluding wages and benefits, decreased 2.4% to $58.0 million in the nine months ended December 31, 2003 from $59.4 million in the prior period due primarily to a 1.7% reduction in flight hours flown in fiscal 2004 and a reduction in aircraft damage expenses, partially offset by adjustments to maintenance reserves.

Aircraft rents decreased 2.6% to $78.2 million in the nine months ended December 31, 2003 from $80.3 million in the prior period due to the return of 11 Saab 340 model aircraft following the first quarter of fiscal 2003.

Landing fees decreased 6.7% to $5.2 million in the nine months ended December 31, 2003 from $5.5 million in the prior period due primarily to a 4.6% decrease in Saab departures.  Northwest provides landing fees for the RJ85 operation at their expense.

Insurance and taxes decreased 42.7% to $7.0 million in the nine months ended December 31, 2003 from $12.3 million in the prior period due primarily to a reduction in the rates charged for hull and passenger liability insurance and favorable property tax credits.

Depreciation and amortization decreased 12.3% to $12.4 million in the nine months ended December 31, 2003 compared to $14.1 million in the prior period due primarily to reduced capital expenditures.

Administrative and other expense decreased 3.3% to $40.2 million in the nine months ended December 31, 2003 from $41.6 million in the prior period primarily due to a current year increase in outside services due to activities associated with labor negotiations and an increase in pilot training costs versus recognition of a bad debt reserve and increased levels of passenger expenses in the prior year.

Consolidated Nonoperating Income (Expense)  Non-operating income increased to $3.8 million in the nine months ended December 31, 2003 from an expense of $0.7 million for the prior period primarily due to the recognition of $2.6 million in federal grant proceeds recorded in fiscal 2004 for the reimbursement of security fees remitted to the TSA versus the Company’s recognition of a $3.0 million other-than-temporary impairment loss on its investment in a WorldCom bond in fiscal 2003.  The increase was partially offset by a decrease in interest income to $1.3 million from $2.1 million for the periods ended December 31, 2003 and 2002 due to lower interest rates on the Company’s cash and investments.

Consolidated Provision for Income Taxes The Company’s effective tax rate was 47.2% for the nine months ended December 31, 2003 as compared to 55.9% in the prior period.  The Company adjusts its effective tax rate quarterly based on forecasted operating results for the fiscal year.  The rate is affected principally by the level of nondeductible expenses relative to projected taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased to $104.1 million with a decreased current ratio of 2.4 at December 31, 2003 as compared to working capital of $103.5 million and a current ratio of 2.7 at March 31, 2003.  Cash and cash equivalents decreased $1.8 million to $59.1 million at December 31, 2003 due primarily to cash from operations of $44.1 million, net expenditures on investments of $37.7 million and net property and equipment additions of $8.2 million.  Long and short-term investments increased $37.2 million to $99.4 million at December 31, 2003 compared to $62.2 million at March 31, 2003.

Investments consist principally of municipal securities and corporate bonds and are classified as available-for-sale as of December 31, 2003 and March 31, 2003.  Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.  The Company classifies investments that mature within one year as short term.  Investments with maturities greater than one year are classified as long term.

As of December 31, 2003, Mesaba’s fleet consisted of 99 aircraft covered under operating leases with remaining terms of less than a month to 12 years and aggregate monthly lease payments of approximately $9.1 million.  Mesaba has the ability to return to the lessor up to five turbo-prop aircraft, which, if all were returned, would reduce the Mesaba’s aggregate monthly lease payment by a total of $0.2 million.  Mesaba leases all of its Saab 340 aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with original terms up to 17 years.  Mesaba leases its RJ85 aircraft from Northwest under operating leases with terms of up to 10 years.  The Airlink Agreement and Jet Agreement allow Mesaba to return aircraft to Northwest upon the occurrence of certain events.  The Company’s airline fleet operating leases do not contain any guaranteed lease residual provisions for which there would be a potential contingency at the termination of the lease period.  The Company believes that Mesaba will have sufficient revenues to make lease payments on its aircraft as long as the current Airlink and Jet Agreements remain in effect.

As of December 31, 2003, Big Sky’s fleet consisted of 12 aircraft financed with operating leases, through non-affiliated parties, with remaining terms of eleven to 47 months and aggregate monthly lease payments of approximately $0.2 million.  Five of the leases contain purchase options.  Big Sky will depend on maintaining or increasing passenger boardings to generate sufficient cash flow to pay its aircraft lease obligations.  A material reduction in Big Sky’s passenger revenues could jeopardize its ability to make lease payments.

Approximately 76.9% of the Company’s accounts receivable balance as of December 31, 2003 was due from Northwest.  Cancellation of the Airlink or Jet Agreements or Northwest’s failure to make timely payment of amounts owed to Mesaba or to otherwise materially perform under the Airlink or Jet Agreement for any reason would have a material adverse effect on the Company’s results of operations, financial position and cash flows.

The Company has historically relied upon cash and cash equivalents, investments and internally generated funds to support its working capital requirements.  Management believes that funds from operations will provide adequate resources for meeting non-aircraft capital needs for the remainder of fiscal 2004.

During the fourth quarter of fiscal year 2004, the Company is estimating that there will be approximately a 5.0% decline in available seat mile capacity year-over-year due primarily to the day and a-half disruption in service associated with recent labor negotiations at Mesaba.  Also contributing to the projected capacity decline will be the five RJ85 aircraft out of service for the quarter, by agreement with Northwest.  The aircraft are expected to be back in service by June 2004.  The annual impact of the new Mesaba five year pilot contract is estimated to be an increase of approximately 1.0 to 1.5% to total operating expenses depending on the level of flying.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes.  The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company has identified its critical accounting policies to include those discussed in the following paragraphs.  The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions.  See Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for the year ended March 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the SEC, for additional discussion of these items.

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.  The revised SFAS No. 132 requires additional disclosures concerning the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans.  The revised SFAS No. 132 will not have an effect on the Company’s disclosures as it has no defined benefit plans or other defined benefit postretirement plans.

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

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 4, 2002, Fairbrook Leasing, Inc., Lambert Leasing, Inc. and Swedish Aircraft Holdings AB (“Saab”) filed a declaratory judgment action against Mesaba relating to 20 Saab 340A aircraft leased by Mesaba.  The lawsuit is pending in the United States District Court for the District of Minnesota.  Saab is requesting a judicial declaration that the terms of the leases applicable to each of the 340A aircraft are governed by a March 7, 1996 term sheet proposal rather than the short-term leases subsequently executed by the parties.  Mesaba has counterclaimed to resolve a dispute relating to the return conditions applicable to the 340A aircraft.  The parties filed cross-motions for summary judgment on the issue of whether the term sheet proposal constitutes a binding contract.  On December 8, 2003, the Court issued an order declaring that the term sheet proposal constitutes a binding contract that required Mesaba to execute or negotiate in good faith toward the execution of long term leases on each of the 340A aircraft.  The Court concluded that the term sheet proposal is ambiguous with respect to whether lease extensions contemplated by that document are at Mesaba’s option or Saab’s option.  Accordingly, that issue, together with the issue of whether the term sheet proposal mandates any specific return conditions on the aircraft will be determined at trial.  The lawsuit involves a declaratory judgment action rather than a claim for damages, and the ultimate outcome of this dispute cannot be predicted with certainty.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On October 7, 2003, Northwest announced that it was considering exercising its right to terminate the Jet Agreement under which Mesaba leases and operates the 36 RJ85 jets.  At Mesaba’s request, the parties agreed to extend the early termination notice period under the Jet Agreement to December 15, 2003, to give Northwest additional time for analysis and review of operational and economic data relating to the RJ85 jet fleet.  Mesaba and Northwest also agreed to remove five of the RJ85 aircraft from service.  Three of the RJ85 came out of service during December 2003 and two in January 2004. On December 15, 2003, the parties further extended the early termination notice period to February 29, 2004.

On February 2, 2004, the Company, Mesaba and Northwest amended the Jet Agreement by deleting the early termination clause, because Northwest had determined not to exercise its early termination right.  Mesaba expects that the five RJ85 aircraft will be returned to service by June 2004.  The Jet Agreement expires on April 25, 2007, unless terminated earlier under other existing provisions, as a result of events of default or other failures to perform under the contract.

During the quarter ended December 31, 2003, Mesaba and ALPA, which represents Mesaba’s pilots, continued to negotiate under Section 6 of the Railway Labor Act for a new labor agreement.  Mesaba and ALPA reached a tentative agreement on January 11, 2004, and entered into a final agreement on January 31, 2004, following ratification of the agreement by ALPA’s membership.

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

10I	DOT Certificate of Public Convenience and Necessity dated October 26, 1992. Incorporated by reference to Exhibit 10FF of the Company’s Form 10-K for the year ended March 31, 1993
10J	Stock Purchase Agreement between the Company and Carl R. Pohlad dated as of October 18, 1993. Incorporated by reference to Exhibit 10 of the Company’s Form 8-K dated October 19, 1993
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
10U

Aircraft Hangar Facility Lease Agreement between Metropolitan Airports Commission Minneapolis - St. Paul and Mesaba Aviation, Inc. dated September 30, 2002.  Incorporated by reference to Exhibit 10Y to the Company’s Form 10-Q filed August 14, 2003.

10V	Lease between Spectrum Investment Group, L.L.C. and Mesaba Aviation, Inc. entered into as of April 25, 2003. Incorporated by reference to Exhibit 10Z to the Company’s Form 10-Q filed August 14, 2003.
10W	Amendment to Regional Jet Services Agreement, dated October 7, 2003. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed October 9, 2003
10X	Amendment to Regional Jet Services Agreement, dated December 15, 2003. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 15, 2003
10Y	Amendment to Regional Jet Services Agreement, dated February 2, 2004. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 3, 2004
21	Subsidiaries. Incorporated by reference to Exhibit 21 to the Company’s Form 10-Q for the quarter ended December 31, 2002
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith

(b)	Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended December 31, 2003:

	(a)	Form 8-K/A filed on October 9, 2003 containing disclosure under Items 5 and 7 regarding an amendment to the Regional Jet Services Agreement with Northwest Airlines, Inc.

	(b)	Form 8-K filed on October 30, 2003 containing disclosure under Items 7 and 12 regarding the Company’s earnings for the quarter ended September 30, 2003.

	(c)	Form 8-K filed on December 15, 2003 containing disclosure under Items 5 and 7 regarding an amendment to the Regional Jet Services Agreement with Northwest Airlines, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

MAIR Holdings, Inc.

Dated: February 17, 2004	By:	/s/ Robert E. Weil
Vice President, Chief Financial Officer and Treasurer
(principal financial officer and an authorized signatory)

EXHIBIT INDEX

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.