Form 10-K
period 2004-03-31
MAIR HOLDINGS INC
filed 2004-06-29
CIK 835768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 0-17895

MAIR HOLDINGS, INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒.

The aggregate market value of voting stock held by nonaffiliates of the registrant as of September 30, 2003 was approximately $67,891,846.

As of June 1, 2004, there were 20,458,359 shares of Common Stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2004 Annual Meeting of Shareholders are incorporated by reference into the Part III Items 10, 11, 12, 13 and 14 of this Form 10-K.

MAIR HOLDINGS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2004

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K under the caption “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking and are based upon information currently available to the Company.  The Company, through its officers, directors or employees, may also from time to time make oral forward-looking statements.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.  Any such statement is qualified by reference to these cautionary statements.

Undue reliance should not be placed on the Company’s forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond the Company’s control.  The Company’s forward-looking statements are based on the information currently available and speak only as of the date on which this report was filed with the United States Securities and Exchange Commission (“SEC”).  Over time, actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by the Company’s forward-looking statements, and such differences might be significant and materially adverse to the Company’s stockholders.  Many important factors that could cause such a difference are described in this Annual Report under the caption “Risk Factors Relating to the Company and the Airline Industry” within Item 1 in this Annual Report on Form 10-K.

All subsequent written or oral forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified by the factors described above.  The Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K, including forward looking statements, as a result of facts, events or circumstances after the date of this report, except as required by law in the normal course of its public disclosure practices.

PART I

Item 1. BUSINESS

MAIR Holdings, Inc., formerly known as Mesaba Holdings, Inc., (“Holdings”) is the holding company for Mesaba Aviation, Inc., a regional air carrier based in Minneapolis, Minnesota (“Mesaba”) and Big Sky Transportation Co., a regional air carrier based in Billings, Montana (“Big Sky”).  Mesaba and Big Sky are each wholly-owned subsidiaries of Holdings.  Holdings, Mesaba and Big Sky are referred to herein collectively as the “Company”.

Operations

Mesaba

Mesaba operates as a regional air carrier providing scheduled passenger service as “Mesaba Airlines/Northwest Airlink” and “Mesaba Airlines/Northwest Jet Airlink” under two separate agreements with Northwest Airlines, Inc., a wholly-owned indirect subsidiary of Northwest Airlines Corporation (“Northwest”), to 106 cities in the United States and Canada from Northwest’s hub airports, in Minneapolis/St. Paul, Detroit and Memphis.

Under the Airline Services Agreement (the “Airlink Agreement”), Mesaba operates Saab 340 jet-prop aircraft (“Saab”) for Northwest.  This agreement provides for exclusive rights to designated service areas and extends through June 30, 2007.  Under the Airlink Agreement, Mesaba recognizes revenue for each completed “available seat mile” (the number of seats in an aircraft, multiplied by the number of miles those seats are flown).  Additionally, under the Airlink Agreement, Mesaba purchases fuel, ground handling and other services from Northwest.  Either Northwest or Mesaba may terminate the Airlink Agreement on 365 days notice.  The Airlink Agreement may be terminated immediately by Mesaba or Northwest in the event that the other party is the subject of a bankruptcy proceeding or is divested of a substantial part of its assets.  In the event of a breach of a non-monetary provision which remains uncured for a period of more than 30 days after receipt of written notification of such default, or the breach of a monetary provision which remains uncured for a period of more than 10 days after receipt of written notification of such default, the non-defaulting party may terminate the agreement.  Northwest may also terminate the Airlink Agreement in the event of certain lease and other performance defaults; change in control events; revocation or failure to obtain Department of Transportation (“DOT”) certification; failure to elect a chief executive officer of the Company and Mesaba reasonably acceptable to Northwest; or if more than 50% of the aircraft subject to the agreement are not operated for more than seven consecutive days or 25% of such aircraft are not operated for more than 21 consecutive days, other than as a result of the Federal Aviation Administration (“FAA”) grounding a specific aircraft type for all carriers.

Under the Regional Jet Services Agreement (the “Jet Agreement”), Mesaba operates Avro RJ85 regional jets (“RJ85”) for Northwest.  The Jet Agreement extends through April 25, 2007.  Under the Jet Agreement, Mesaba recognizes revenue for each “block hour” flown (the elapsed time between aircraft departing and arriving at a gate).  Northwest provides fuel and airport and passenger related services at Northwest’s expense.  The Jet Agreement may be terminated immediately by Mesaba or Northwest in the event that the other party is the subject of a bankruptcy proceeding or is divested of a substantial part of its assets.  In the event of a breach of a non-monetary provision which remains uncured for a period of more than 30 days after receipt of written notification of such default, or the breach of a monetary provision which remains uncured for a period of more than 10 days after receipt of written notification of such default, the non-defaulting party may terminate the agreement.  Northwest may terminate the Jet Agreement in the event of certain lease and other performance defaults; change in control events;

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

Under the agreements, all scheduled flights that Mesaba operates are designated as Northwest flights using Northwest’s designator code in all computer reservations systems, including the Official Airline Guide, with an asterisk and a footnote indicating that Mesaba is the carrier providing the service.  In addition, flight schedules of Mesaba and Northwest are closely coordinated to facilitate interline connections, and Mesaba’s passenger gate facilities at the Minneapolis/St. Paul International Airport, Detroit Metropolitan Airport and Memphis International Airport are integrated with Northwest’s facilities in the main terminal buildings, rather than at the more remote commuter air terminals.  Mesaba’s RJ85 aircraft are painted in the colors of Northwest Airlines and the Saab aircraft are painted in a distinctive “Northwest Airlink” configuration, with a Northwest logo in addition to Mesaba’s name.

Mesaba, through the agreements, receives ticketing and certain check-in, baggage, freight and aircraft handling services from Northwest at certain airports.  In addition, Mesaba receives its computerized reservations services from Northwest.  Northwest also performs all marketing, scheduling, yield management and pricing services for Mesaba’s flights.

Mesaba believes that its competitive position is enhanced because of its marketing and other agreements with Northwest.

Big Sky

Big Sky operates as a regional carrier based in Billings, Montana, providing scheduled passenger, airfreight, express package and charter services.  Big Sky provides scheduled air service to 19 communities in Montana, North Dakota, Washington and Idaho via its Billings hub.  Big Sky operates daily scheduled flights that provide interline and online connecting services, as well as local market services.  Big Sky markets its services under its two-letter code, GQ.  Big Sky also has code-sharing agreements with Alaska Airlines, America West Airlines and Northwest, where its services are marketed jointly with those air carriers for connecting flights.

Big Sky also provides service between its Billings hub and seven communities in Central/Eastern Montana and between Seattle and Moses Lake, Washington under contracts with the DOT’s Essential Air Service (“EAS”) program.  The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service based on their passenger traffic.  The DOT pays EAS subsidies for each departure in a covered market.  Big Sky bids on the EAS contracts every two years.  In addition, Big Sky continually reviews EAS flying opportunities and makes bids with the DOT for flying where it is operationally and financially feasible.

Route System

Mesaba

The following sets forth certain information with respect to Mesaba’s scheduled route system as of April 30, 2004:

Cities served from Minneapolis/St. Paul, MN: Aberdeen, SD; Appleton, WI; Bemidji, MN; Bismarck, ND; Brainerd, MN; Cedar Rapids, IA; Cincinnati, OH; Cleveland, OH; Columbus, OH; Dayton, OH; Des Moines, IA; Devil’s Lake, ND; Duluth, MN; Eau Claire, WI; Fargo, ND; Flint, MI; Fort Dodge, IA; Grand Forks, ND; Grand Rapids, MI; Hibbing, MN; Houghton/Hancock, MI; International Falls, MN;

Jamestown, ND; La Crosse, WI; Madison, WI; Mason City, IA; Norfolk, VA; Oklahoma City, OK; Peoria, IL; Pierre, SD; Pittsburgh, PA; Rapid City, SD; Regina, Saskatchewan; Rhinelander, WI; Rochester, MN; Saginaw, MI; St. Cloud, MN; St. Louis, MO; Salt Lake City, UT; Sioux City, IA; Sioux Falls, SD; South Bend, IN; Thief River Falls, MN; Thunder Bay, Ontario; Traverse City, MI; Waterloo, IA; Watertown, SD; Wausau, WI; White Plains, NY; and Winnipeg, Manitoba.

Cities served from Detroit, MI: Allentown, PA; Alpena, MI; Binghamton, NY; Bloomington, IL; Burlington, VT;  Canton, OH; Champaign, IL; Charleston, SC; Charleston, WV; Cincinnati, OH; Cleveland, OH; Columbus, OH; Dayton, OH; Des Moines, IA; Elmira, NY; Erie, PA; Evansville, IN; Flint, MI; Fort Wayne, IN; Green Bay, WI; Greensboro, NC; Kalamazoo, MI; Knoxville, TN; Lexington, KY; London, Ontario; Louisville, KY; Marquette, MI; Moline, IL; Montreal, Quebec; Muskegon, MI; Newark, NJ; Oklahoma City, OK; Pellston, MI; Pittsburgh, PA; Portland, ME; Roanoke, VA; Saginaw, MI; Sault Ste. Marie, MI; South Bend, IN; State College, PA; Toledo, OH; Toronto, Ontario; Traverse City, MI; Tri-Cities, TN; Wausau, WI; and White Plains, NY.

Cities served from Memphis, TN: Alexandria, LA; Atlanta, GA; Birmingham, AL; Chattanooga, TN; Dallas, TX; Evansville, IN; Fayetteville, AR; Fort Smith, AR; Greenville, MS; Gulfport, MS; Huntsville, AL; Jackson, MS; Kansas City, MO; Lafayette, LA; Laurel, MS; Lexington, KY; Monroe, LA; Montgomery, AL; Muscle Shoals, AL; Newark, NJ; Oklahoma City, OK; Paducah, KY; Pensacola, FL; Philadelphia, PA; Springfield, MO; St. Louis, MO; and Tupelo, MS.

Mesaba flies to Aspen, CO on a seasonal basis from Minneapolis/St. Paul, MN and Memphis, TN.

Mesaba works closely with Northwest to coordinate flight schedules and to facilitate connections between Mesaba and Northwest.

Big Sky

The following sets forth certain information with respect to Big Sky’s scheduled route system as of April 30, 2004:

Cities served from Billings, MT: Bismarck, ND; Boise, ID; Glasgow, MT; Glendive, MT; Great Falls, MT; Havre, MT; Helena, MT; Kalispell, MT; Lewistown, MT; Miles City, MT; Missoula, MT; Sidney, MT; Spokane, WA; Williston, ND and Wolf Point, MT.

Non-hub routes are flown between Moses Lake, WA and Seattle, WA, and between Olympia, WA, and Spokane, WA.

From time-to-time, Big Sky reviews the feasibility of expanding the frequency of its service to airports currently being served, as well as initiating passenger service to additional cities generally within its service area.

Competition

The airline industry is highly competitive as a result of the Airline Deregulation Act of 1978 (the “Deregulation Act”).  In general, the Deregulation Act increased competition by eliminating restrictions on fares and route selection.  The Deregulation Act also contributed to the withdrawal of national and major carriers from short-haul markets by allowing them to more easily obtain additional long-haul routes, which can be more efficiently and profitably served by larger jet aircraft.  Elimination of barriers to entry into new markets, however, also created greater potential for competing service by other carriers operating small, fuel-efficient aircraft on short-haul routes serving small and medium-sized cities.  Mesaba and Big Sky compete with other regional airlines on most routes they serve.  Mesaba and Big Sky also face competition from regional carriers offering service to alternative hubs for connecting flights.  No assurance can be given that other carriers, including major carriers, will not institute competing service on routes served by Mesaba or Big Sky.

Competitive factors in the airline industry generally include fares, frequency and dependability of service, convenience of flight schedules, type of aircraft flown, airports served, relationships with travel agents, and efficiency and reliability of reservations systems and ticketing services.  The compatibility of flight schedules with those of other airlines and the ability to offer through fares and convenient inter-airline flight connections are also important competitive factors.  Holdings believes its subsidiaries are competitive with respect to each of such factors because of their established reputation, cost structure and an aircraft fleet that is properly suited for the small and medium-sized cities served.

Fuel

The Company believes that the following arrangements assure an adequate supply of fuel for current and future operations for both Mesaba and Big Sky.

Mesaba

Mesaba has arrangements with Northwest for its fuel requirements.  Certain provisions of the Airlink Agreement protect Mesaba from fluctuations in aviation fuel prices while the Jet Agreement requires Northwest to provide RJ85 fuel, at Northwest’s expense, to Mesaba.

Big Sky

Big Sky purchases a majority of its fuel from Northwest.  Big Sky purchases the balance of its fuel under arrangements with several fuel suppliers.  None of these arrangements provide protection from fluctuations in fuel prices.

Fares

Mesaba

Mesaba derives its passenger revenues by selling its capacity to Northwest at predetermined rates.  Mesaba is primarily paid by Northwest per available seat mile under the Airlink Agreement and per completed block hour under the Jet Agreement.

Big Sky

Big Sky generates its passenger revenues from passenger ticket sales through participation in Airline Reporting Corp. clearinghouse for travel agencies, its own reservations center in Billings, a ticket by mail program, and a bulk ticketing program that targets sales of ten or more tickets to corporations and government agencies.  Big Sky has ticketing and baggage agreements with all major airlines that serve its region, which allow its services to be sold by those airlines.  Big Sky establishes its passenger fares on a market-by-market basis utilizing a combination of factors, including the cost of providing the service based upon projected passenger levels, the competitive price of alternative means of transportation (including both air and surface) and the distance between markets.  Big Sky also employs the use of discounts off the base fares for advance ticket purchases and other special needs passengers that are common throughout the airline industry.

Regulations

Pursuant to Federal aviation laws, the DOT, principally through the FAA, has certain regulatory authority over the operations of all air carriers.  The jurisdiction of the FAA extends primarily to the safety and operational provisions of the Aviation Act, while the responsibility of the DOT involves principally the regulation of certain economic aspects of airline operations.

FAA Regulation

Mesaba and Big Sky each hold an Air Carrier Certificate issued by the FAA under Part 119 of the Federal Aviation Regulations, permitting Mesaba and Big Sky to conduct flight operations in compliance with Part 121 of the Federal Aviation Regulations.  The Part 121 regulations are the same regulatory requirements applied to major airlines.  The FAA regulations to which Mesaba and Big Sky are subject are extensive and include, among other items, regulation of aircraft maintenance and operations, equipment, ground facilities, dispatch, communications, training, weather observation, flight personnel and other matters affecting air safety.  To ensure compliance with its regulations, the FAA requires airlines to obtain operating, airworthiness and other certificates that are subject to suspension or revocation for cause.  Mesaba and Big Sky hold all certificates necessary for their operations.

DOT Regulation

Mesaba and Big Sky each hold a Certificate of Public Convenience and Necessity issued by the DOT under Federal aviation laws.  As certificated carriers, Mesaba and Big Sky are required to file quarterly reports with the DOT, including a report of aircraft operating expenses and related statistics.

Transportation Security Administration Regulation

In response to the terrorist attacks of September 11, 2001, Congress enacted the Aviation and Transportation Security Act of 2001 (“ATSA”).  ATSA created the Transportation Security Administration (“TSA”), to oversee aviation and airport security.  ATSA enhanced background checks, provided federal air marshals aboard flights, improved flight deck security, enhanced airline crew security training, improved training of security screening personnel and enhanced airport perimeter access, among other security measures.

Air Transportation Safety and System Stabilization Act

In September 2001, Congress enacted the Air Transportation Safety and System Stabilization Act.  The legislation provided cash grants to U.S. airlines to compensate for “direct and incremental losses” incurred from September 11, 2001, through December 31, 2001.  Mesaba recognized a pre-tax grant of approximately $0.3 million and $12.5 million as “other nonoperating income” in the accompanying consolidated statements of operations in fiscal 2003 and 2002, in accordance with the DOT and applicable authoritative accounting guidance.  Mesaba received approximately $10.6 million in cash in fiscal 2002 and approximately $2.2 million in fiscal 2003.  In addition, Big Sky recognized and received $0.2 million during the period from December 1, 2002 (date of acquisition) to March 31, 2003 under the same program.

Emergency Wartime Supplemental Appropriations Act

In April 2003, Congress enacted the Emergency Wartime Supplemental Appropriations Act (“Wartime Act”), which included, among other items, a $2.3 billion government grant to U.S. airlines for security fees previously remitted to the TSA and $100 million for reimbursement of aircraft cockpit door reinforcement costs.  In connection with reimbursements under the Wartime Act, for the year ended March 31, 2004, Mesaba recognized $2.3 million as “other nonoperating income” and Big Sky recognized $0.3 million as “other nonoperating income” and $0.2 million as a reduction of “administrative and other expense” in the accompanying consolidated statements of operations.  Retention of these funds requires compliance with the provisions of the Wartime Act.

Railway Labor Act

The Company’s relations with its labor unions are governed by the Railway Labor Act (“RLA”).  Comprehensive provisions are set forth in the RLA establishing the right of airline employees to organize and bargain collectively and impose a duty upon air carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements.  The RLA contains detailed procedures, which must be exhausted before a lawful work stoppage may occur, including a formal declaration of an impasse by the National Mediation Board.

Other Regulations

Under the Noise Control Act of 1972 and the Aviation Safety and Noise Abatement Act of 1979, the FAA has authority to monitor and regulate aircraft engine noise.  Management of Mesaba and Big Sky believe that their aircraft comply with or are exempt from such regulations and that Mesaba and Big Sky comply with standards for aircraft exhaust emissions and fuel storage facilities issued by the Environmental Protection Agency.  As a foreign carrier operating in Canada, Mesaba is subject to regulation by the Canadian Department of Transport and has been issued Foreign Air Carrier Operating Certificates and a Canadian Transportation agency economic license.  Because Northwest maintains certain contracts with the Department of Defense, Mesaba is subject to their periodic inspections.

Insurance

The Company carries the types of insurance customary in the airline industry, including coverage for public liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability, and workers’ compensation.  The Company believes that its insurance coverage is adequate as to the amounts and risks covered.  However, there can be no assurance that the insurance carried would be sufficient to protect Mesaba and Big Sky adequately in the event of a catastrophic accident or event.

Aircraft Maintenance

Mesaba and Big Sky employ their own aircraft, avionics and engine maintenance staffs that perform substantially all routine maintenance to the aircraft and engines.  As of October 2003, Mesaba contracted out most of its major overhauls on airframes, engines and other rotable parts on the Saab and RJ85 aircraft to an FAA authorized facility.  Major overhauls on Big Sky’s Metro III and Metro 23 aircraft airframes, engines and other rotable parts are performed internally or at FAA authorized facilities.

Airport and Terminal Services

Mesaba’s ticket counter and baggage-handling space is leased from local airport authorities or other airlines at all of the airports served.  In 46 of the cities it serves, Mesaba receives support services under agreements with Northwest.  In accordance with the Airlink Agreement, Mesaba pays local airport authorities for the use of landing fields at rates that are based on the number of flights per day, fixed fees, or on the number of aircraft landings and aircraft weight.  Northwest pays for Mesaba’s landing fees under the Jet Agreement.

Mesaba receives other revenue from Northwest, Pinnacle Airlines Corp. (“Pinnacle”) and other airlines for ground handling services performed at the Minneapolis/St. Paul, Detroit and other spoke airports.

Big Sky leases airport counter, baggage and ramp space for ground services and customer services at 14 cities currently served.  Big Sky contracts for ground handling services from other airlines or service providers at eight of the airports it serves.

Employees

As of April 30, 2004, the Company and its subsidiaries employed approximately 3,500 employees with approximately 49% represented by labor unions.  Mesaba had approximately 3,307 (748 part-time) employees and Big Sky had approximately 190 (47 part-time) employees.  Neither Mesaba nor Big Sky have had any official work stoppages.  Management, in general, believes that its relations with the Company’s employees are good.  The Company’s labor agreements are as follows:

Mesaba

Employee Group	Approximate Number of Employees	Union	Amendable Date
Pilots	829	Air Line Pilots Association (“ALPA”)	January 2009
Mechanics	235	Aircraft Mechanics Fraternal Association (“AMFA”)	August 2003
Dispatchers	26	Transportation Workers Union	May 2005
Flight Attendants	524	Association of Flight Attendants	April 2006
Customer service agents	1,339	None
Management / Administrative / Clerical	354	None
	3,307

Mesaba negotiated a new agreement with ALPA under Section 6 of the RLA, which became effective January 31, 2004.  The mechanics are currently working under an agreement reached in August 1999 with a term of four years.  Mesaba is currently negotiating with the AMFA under Section 6 of the RLA for a new agreement.

Big Sky

Employee Group	Approximate Number of Employees	Union	Amendable Date
Pilots	51	United Transportation Union	December 2009
Mechanics	26	International Association of Machinists and Aerospace Workers	August 2010
Dispatchers	9	United Transportation Union	December 2009
Customer service agents	57	None
Management / Administrative / Clerical	47	None
	190

During fiscal 2004, Big Sky negotiated a new agreement with the International Association of Machinists and Aerospace Workers, which was ratified in January 2004.

Cyclicality and Seasonality

The airline industry generally is subject to cyclical moves in the economy.  Because both personal discretionary travel and business travel may be expected to decline during periods of economic weakness, the airline industry tends to experience poorer financial results during such periods.  The terrorist attacks of September 11, 2001 had a profound negative impact on air travel and concerns over further terrorist activity continue to affect demand.  The Iraq war and Severe Acute Respiratory Syndrome (“SARS”) have also affected the major airlines as consumer demand has declined.

Mesaba’s cyclicality is tied to the business and operating decisions of Northwest.  Operations of the major airlines continue to be impacted by the rapid growth of low cost airlines, the increasing number of businesses utilizing teleconferencing or web-based meetings and the advent of internet travel web sites, which enable consumers to find travel alternatives.  Mesaba has historically shown greater revenues and earnings in the first and second fiscal quarters.  Northwest has historically seen increased leisure travel during these periods on domestic and international routes, which contributes to an increased number of flights for Mesaba.

Seasonal factors, primarily weather conditions and passenger demand, historically have affected Big Sky’s monthly passenger boardings.  Big Sky has historically shown a higher level of passenger boardings in the July through December period as compared with the January through June period for many of the cities served.  As a result of such factors, Big Sky’s revenues and earnings historically have been greater during the July through December period.

Risk Factors Relating to the Company and the Airline Industry

The Company’s operations and financial results are subject to various risks and uncertainties, some of which are described below.  The Company could also be adversely affected by additional risks and uncertainties not presently known or believed to be material.

Dependence on Relationship with Northwest

During fiscal 2004, 92.9% of the Company’s revenue was earned from Northwest.  As a result, the Company’s business is sensitive to events and risks affecting Northwest.  If adverse events affect Northwest’s business, the Company’s business could also be adversely affected.  Such events include Northwest’s ability to avoid bankruptcy, changes in Northwest’s business plan or model, employee strike or job actions, significant curtailment of service and terrorist events.  Loss of the Company’s affiliation with Northwest or Northwest’s failure to make timely payment of amounts owed to the Company would have a material adverse effect on the Company’s operations, financial position and cash flows.

Terrorist Events

The terrorist attacks of September 11, 2001 materially affected and continue to affect the airline industry.  Concerns about further terrorist attacks have had a negative impact on air travel demand.  In addition, security procedures introduced at airports since the attacks have increased the inconvenience of air travel, both in reality and in customer perception, leading to further reduction in demand.

Government Regulations

Airlines are subject to extensive regulatory and legal requirements that involve significant compliance costs that result in increased costs for passengers and the Company.  Additional laws, regulations, taxes and airport rates and charges are proposed periodically.  If adopted, these measures could have the effect of raising ticket prices, reducing revenue, increasing costs or reduce demand for air travel.  There can be no assurance that these and other laws or regulations enacted in the future will not harm business.

Effect of General Economic Conditions

As a substantial portion of air travel, including business travel, is discretionary, the industry tends to experience adverse financial results during general economic downturns.  Soft economic conditions continue to put pressure on the profitability of the industry.  Any general decline in passenger traffic may harm the Company’s business.

Airline Accident or Incident

An accident or incident involving a Company aircraft could involve a significant loss of life and result in a loss of faith in the Company.  The Company could experience significant claims from injured passengers and surviving relatives, as well as costs for the damaged aircraft and consequential loss from service.  Airlines are required by the DOT to carry liability insurance.  Although the Company believes its liability insurance is in amounts and of the type generally consistent with industry practice, the amount may not be adequate.  Substantial claims resulting from an accident in excess of insurance coverage would harm business and financial results.  Moreover, any aircraft accident or incident, even if fully insured or not directly involving Mesaba or Big Sky, could cause a public perception that flying is less safe or reliable than other transportation alternatives, which would harm the Company’s financial condition and results of operations.

Failure to Successfully Expand Business

The Company’s strategy to expand and grow its business is dependent on many variables, some of which are controllable and others are not.  The Company cannot be certain that it will be able to successfully expand its business and the failure to do so could harm the Company’s financial condition and results of operations.

Collective Bargaining Agreements

Labor costs are a significant component of the Company’s expenses, comprising 32.2% of total operating expenses in fiscal 2004.  Several of the Company’s different employee groups have separate bargaining agreements and may make demands that would increase operating expenses, adversely affecting profitability.  Further, if the Company was unable to reach agreement on the terms of any collective bargaining agreement or were to experience widespread employee dissatisfaction, there could be work slowdowns or stoppages.

Factors Beyond Company Control

The Company’s operations are subject to delays caused by factors beyond its control, including air traffic congestion at airports, adverse weather conditions and increased security measures.  Delays frustrate passengers, reduce aircraft utilization and increase costs, all of which affect profitability and harm the Company’s financial condition and results of operations.

Available Information

The Company maintains a website at www.mairholdings.com. On its website, free of charge, the Company makes available its Annual Report on Form 10-K and links to the SEC website for other related filings.  The Company’s Code of Ethics for its Chief Executive Officer and financial officers is attached as an exhibit to this Annual Report on Form 10-K.  The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Item 2. PROPERTIES

Aircraft

Mesaba

The following table sets forth certain information as to Mesaba’s passenger aircraft fleet as of April 30, 2004:

Type of Aircraft	Number of Aircraft	Seating Capacity	Approximate Single Flight Range (miles)	Approximate Average Cruising Speed (MPH)
Avro RJ85	35	69	1,400	410
Saab 340	64	30/33/34	500	300

The RJ85 aircraft are pressurized jet airplanes with galleys, dual class cabins, standup headroom, lavatories, Airborne Communications Addressing and Reporting System, radar, ground proximity warning, traffic collision avoidance and de-icing systems.  The Saab aircraft are pressurized jet-prop airplanes with galleys, standup headroom, lavatories, radar, global positioning, ground proximity warning, traffic collision avoidance and de-icing systems.  All of Mesaba’s aircraft comply fully with all current Federal Aviation Regulations issued by the FAA.

Mesaba leases or subleases its RJ85 aircraft from Northwest under operating leases with initial terms of up to 10-years.  The lease and sublease agreements for the RJ85 with Northwest contain certain requirements of Mesaba regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon their return to Northwest.  The Jet Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events, including termination or breach of the Jet Agreement.

Mesaba leases its Saab aircraft, either directly from aircraft leasing companies, through leases with Pinnacle under operating leases with initial terms of up to seven years, or through subleases with Northwest under operating leases with initial terms of up to 17-years.  The lease and sublease agreements with the aircraft leasing companies, Pinnacle and Northwest contain certain requirements of Mesaba regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon their return.  The Airlink Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events, including termination of the Airlink Agreement.

As of March 31, 2004, Mesaba’s existing fleet of RJ85 and Saab aircraft had remaining lease terms of up to 12-years.  The current aggregate monthly lease payments for all Mesaba aircraft is approximately $8.7 million.

Big Sky

The following table sets forth certain information as to Big Sky’s passenger aircraft fleet as of April 30, 2004.

Type of Aircraft	Number of Aircraft	Seating Capacity	Approximate Single Flight Range (miles)	Approximate Average Cruising Speed (MPH)
Metro III	7	19	750	300
Metro 23	5	19	750	300

The Metro aircraft are pressurized jet-prop airplanes with radar, ground proximity warning, traffic collision avoidance and de-icing systems.  All of Big Sky’s aircraft comply fully with all current Federal Aviation Regulations issued by the FAA.

Big Sky leases six of its Metro III and all Metro 23 aircraft from leasing companies and one Metro III from a municipality under operating leases with initial terms of up to six years.  The lease agreements with the leasing companies and municipality contain certain requirements of Big Sky regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon their return.  The leases on five aircraft allow Big Sky to return the aircraft to the lessor upon the occurrence of certain events and contain purchase options.

As of March 31, 2004, Big Sky’s existing fleet of Metro III and Metro 23 aircraft had remaining lease terms of four months to 35 months.  The current aggregate monthly lease payments for all Big Sky aircraft is approximately $0.2 million.

Facilities

Holdings

Holdings’ executive offices are located in downtown Minneapolis, MN.  Holdings leases approximately 2,000 square feet of office space for approximately $2,000 per month.  The lease commenced in October 2003 and extends through February 2005.

Mesaba

Mesaba’s principal executive offices and maintenance facility were located at the Minneapolis/St. Paul International Airport until October 2003.  To accommodate new runway construction, Mesaba relocated its maintenance hangar facilities and entered into a 25-year Aircraft Hangar Facility Lease Agreement with the Metropolitan Airports Commission.  Under this agreement, Mesaba leases approximately 366,000 square feet of maintenance facilities, maintenance offices, ramp, parking and unimproved land, of which approximately 87,000 square feet is for the new maintenance hangar facility.  The lease payments of approximately $111,000 per month commenced in October 2003.  Mesaba relocated its principal executive offices to a new location in Eagan, Minnesota and entered into a 10-year lease agreement for approximately 33,000 square feet of office space.  The lease payments of approximately $35,000 per month commenced in January 2004.  The lease expires on December 31, 2013 but contains an early termination provision allowing the lease to be cancelled at the end of seven years.

Mesaba leases approximately 497,000 square feet of facilities, ramp, parking and unimproved land at the Cincinnati/Northern Kentucky Airport under separate ground and facilities leases.  The facilities lease covers approximately 126,000 square feet of hangar and maintenance space and Mesaba pays monthly rentals of approximately $92,000 until July 1, 2029 as part of Special Facilities Bond financing provided by the Cincinnati/Northern Kentucky Airport Authority.  The ground lease has a 30-year term concurrent with the facilities lease.  Monthly lease payments of approximately $12,000 are required under the ground lease.

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

Mesaba subleases approximately 21,000 square feet of office and training support space at the Pan-Am International Flight Academy in Eagan, Minnesota for its flight operations training center.  Mesaba pays approximately $21,000 per month under the terms of this sublease, which has a term of 15-years and expires in January 2017.

Big Sky

Big Sky’s main hangar and principal offices are located at the Logan International Airport in Billings, MT.  The main facility consists of a 12,000 square foot building that can hold three Metro aircraft for maintenance, a parts warehouse, back shop area, and two floors of offices.  A two story building adjacent to the hangar houses Big Sky’s executive offices.  These buildings are situated on approximately 83,000 square feet of land owned by the City of Billings and leased to Big Sky on long-term facility and ground leases.  The facility lease has a 20-year term and the ground lease has a 26-year term.  The combined monthly lease payment is approximately $7,000.

Item 3. LEGAL PROCEEDINGS

On October 4, 2002, Fairbrook Leasing, Inc., Lambert Leasing, Inc. and Swedish Aircraft Holdings AB (“Saab”) filed a declaratory judgment action against Mesaba relating to 20 Saab 340A aircraft leased by Mesaba.  Saab sought a judicial declaration that the terms of the leases applicable to each of the 340A aircraft are governed by a March 7, 1996 term sheet proposal rather than the short-term leases subsequently executed by the parties.  On December 8, 2003, the Court issued an order declaring that the term sheet proposal constitutes a binding contract that required Mesaba to execute or negotiate in good faith toward the execution of long-term leases on each of the 340A aircraft.  The Court concluded that the term sheet proposal is ambiguous with respect to whether lease extensions contemplated by that document are at Mesaba’s option or Saab’s option.  Mesaba intends to appeal the Court’s summary judgment ruling.  Mesaba also anticipates that Saab will make a claim for damages based upon the Court’s summary judgment ruling.  The parties are also continuing negotiations to settle the dispute and the ultimate outcome cannot be predicted with certainty.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s shareholders during the three month period ended March 31, 2004.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded under the symbol “MAIR” on the NASDAQ National Market.

The following table sets forth, for the periods indicated, the high and low price per share for the Company’s Common Stock for the two most recent fiscal years.  Quotations for such periods are as reported by NASDAQ for National Market issues.  The Company has not issued cash dividends since September 1995 and does not currently intend to do so.

	Fiscal 2004		Fiscal 2003
Quarter	High	Low	High	Low
First	$6.42	$5.52	$9.29	$5.30
Second	$7.70	$5.86	$7.00	$4.50
Third	$7.99	$6.02	$6.70	$4.33
Fourth	$10.11	$7.22	$7.02	$5.28

On June 22, 2004, the number of holders of record of Common Stock was 683.

The transfer agent for the Company’s Common Stock is Wells Fargo Bank Minnesota, National Association, 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants & rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Plans approved by security holders	1,784,519	$6.88	908,425

The equity compensation plans approved by the Company’s shareholders are the 1994 Stock Option Plan, the 1996 Director Stock Option Plan and the 2000 Stock Incentive Plan.  The 2000 Stock Incentive Plan has a provision that automatically increases the authorized shares available for grant on September 1 of each year by the lesser of 300,000 or 1% of the then outstanding common shares.  See Item 8 Consolidated Financial Statements and Supplementary Data, Note 9, for additional information regarding the Company’s equity compensation plans.

Item 6. SELECTED FINANCIAL DATA

The following tables set forth selected financial data with respect to the Company as of the dates and for the periods indicated.  The selected financial data has been derived from the Company’s audited consolidated financial statements.  The financial data set forth below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7.

	(in thousands, except per share data)
	For the Years Ended March 31
	2004	2003 (1)	2002	2001	2000
Statement of Operations Data:
Operating revenues	$449,079	$456,880	$416,913	$439,803	$406,199
Operating expenses	444,756	448,252	416,107	410,455	359,364
Operating income	$4,323	$8,628	$806	$29,348	$46,835

Net income	$4,673	$4,329	$7,810	$19,784	$31,061

Net income per share-basic	$0.23	$0.21	$0.38	$0.98	$1.54
Weighted average number of common shares outstanding-basic	20,334	20,308	20,289	20,288	20,177

Net income per share-diluted	$0.23	$0.21	$0.38	$0.94	$1.48
Weighted average number of common share equivalents outstanding-diluted	20,562	20,357	20,601	20,941	21,043

(1)           Statement of operations data includes the results of operations of Big Sky since the date of acquisition, December 1, 2002.

	As of March 31 (in thousands)
	2004	2003 (1)	2002	2001	2000
Balance Sheet Data:
Current assets	$175,793	$167,376	$162,621	$156,740	$139,952
Property and equipment, net	39,722	43,798	50,615	56,248	54,109
Long-term investments	38,084	23,762	4,068	—	—
Other noncurrent assets, net	13,721	14,725	8,550	10,746	13,663
Total assets	$267,320	$249,661	$225,854	$223,734	$207,724

Current liabilities	$76,057	$65,372	$44,781	$46,566	$44,686
Other noncurrent liabilities	6,334	6,344	7,701	12,487	18,320
Shareholders’ equity	184,929	177,945	173,372	164,681	144,718
Total liabilities and shareholders’ equity	$267,320	$249,661	$225,854	$223,734	$207,724

(1)           Balance sheet data includes Big Sky, which was acquired on December 1, 2002.

	For the Years Ended March 31
	2004	2003 (4)	2002	2001	2000
Selected Operating Data:
Mesaba
Passengers	5,596,721	5,658,006	5,650,500	6,207,400	5,667,600
Available seat miles (1)	2,904,198	2,822,140	2,739,946	2,948,239	2,677,712
Revenue passenger miles (2)	1,774,931	1,646,114	1,571,042	1,725,460	1,534,116
Load factor (3)	61.1%	58.3%	57.3%	58.5%	57.3%
Departures	219,512	233,160	240,068	269,596	274,357
Revenue per available seat mile	$0.149	$0.160	$0.152	$0.149	$0.152
Cost per available seat mile	$0.145	$0.155	$0.152	$0.139	$0.134
Big Sky
Passengers	105,913	39,587
Available seat miles (1)	75,188	29,810
Revenue passenger miles (2)	27,066	10,630
Load factor (3)	36.0%	35.7%
Departures	23,245	8,415
Revenue per available seat mile	$0.219	$0.193
Cost per available seat mile	$0.267	$0.262

(1)           Available seat miles (“ASM”) are determined by multiplying the number of seats available for passengers by the number of miles flown.  Amounts are in thousands.

(2)           Revenue passenger miles are determined by multiplying the number of fare paying passengers carried by the distance flown.  Amounts are in thousands.

(3)           Load factor is determined by dividing revenue passenger miles by available seat miles.

(4)           Selected operating data for Big Sky is from the date of acquisition, December 1, 2002.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto and the “Cautionary Note Regarding Forward Looking Statements” in this Annual Report on Form 10-K.

Year in Review and Outlook

Summary

Fiscal 2004 continued to be a challenging year for both the airline industry and the Company.  It began with the Iraq war and SARS, which significantly impacted both passenger demand and industry capacity in the first quarter.  Labor negotiations with Mesaba’s pilots became the focus in the summer and led to a 30 day cooling off period between December 2003 and January 2004.  Northwest threatened to exercise its early termination rights in the Jet Agreement in October 2003 and the Company agreed to extend the early termination provisions first until December 15, 2003 and then until February 29, 2004 while Northwest reviewed the overall economics of the RJ85 fleet.  Mesaba also returned six Saab A-model aircraft to their respective leasing companies.  Throughout the year, however, Mesaba maintained its focus on operating performance, providing completion factors and on-time performance among the best in the industry and increased capacity 2.9% to 2.9 billion ASM, the highest since fiscal 2001.

Fiscal 2004 accomplishments for the Company included the following:

•                  After extensive negotiations and strike planning, Mesaba agreed to a new contract with its pilots that extends through January 2009.  Management believes this contract should position Mesaba well to compete for growth with Northwest and provide Mesaba with the ability to manage its costs through the continuing uncertainties in the airline industry.

•                  Mesaba adjusted business plans for the temporary grounding of five RJ85 in the third and fourth quarters of fiscal 2004 and the potential early termination of the Jet Agreement by Northwest.  Later in the year, Mesaba reached an agreement with Northwest to return the five RJ85s to service by summer 2004 and continue RJ85 operations through April 2007.

•                  Mesaba successfully completed two facility moves, moving into a new hangar at the Minneapolis/St. Paul International Airport and a general office building in Eagan, MN that includes a new, state-of-the-art operations center.

•                  Big Sky continued to improve its operations through a process designed to establish near and long-term goals and measure performance against them.  These improvements produced full year operational performance better than in the past five years.

•                  Big Sky continued with cost restructuring measures, including reduction of three aircraft and the initiation of e-ticketing.

•                  Big Sky reached a seven year labor contract with its mechanics that extends through August 2010.

Outlook

The economic outlook for the Company is dependent on business and consumer behavior, which continues to be affected by lingering threats of terrorist activity post-September 11, 2001, continued soft economic recovery and political unrest in the Middle East.  These factors are likely to persist throughout fiscal 2005.  The airline industry’s economic crisis is forecasted to continue into fiscal 2005, with analysts predicting losses of $1 to $3 billion.  Key risks to the Company are discussed more fully in the “Risk Factors Relating to the Company and the Airline Industry” section of Item 1 in this Annual Report on Form 10-K.

Given the airline industry’s continued economic uncertainty, the Company’s three main business strategies for fiscal 2005 are:

•                  Operating excellence – Maintain outstanding operating performance at Mesaba and create an environment of accountability and performance management at Big Sky to improve operating results.

•                  Improve financial position – Continue to focus on cost control without sacrificing operating performance.

•                  Growth and diversification – Explore growth with existing subsidiaries and consider acquisitions to diversify from the regional airline industry.

Fiscal Year Ended March 31, 2004 Compared with Fiscal Year Ended March 31, 2003

Earnings Summary

The Company reported net income of $4.7 million or $0.23 per diluted share for fiscal 2004, compared to $4.3 million or $0.21 per diluted share in fiscal 2003.  Diluted weighted average common shares and common share equivalents outstanding were 20.6 million and 20.4 million in fiscal 2004 and 2003.

On December 1, 2002, the Company acquired all the outstanding shares of Big Sky and accounted for the transaction using the purchase method of accounting.  The Company has consolidated Big Sky’s results of operations from the acquisition date to March 31, 2004.  For fiscal 2004, Big Sky generated operating revenues of $16.5 million and operating expenses of $20.1 million.  Due to the fact that year-over-year and full year information for Big Sky is not included, a detailed discussion of Big Sky’s operating results and statistics is not presented.

Mesaba Operating Revenues

Total operating revenues decreased 4.1% in fiscal 2004 to $432.6 million from $451.1 million in fiscal 2003.  The decrease is attributable to a decrease of approximately 6.7% in completed Saab ASM, under the Airlink Agreement due to the return of six Saab A-model aircraft, the grounding of five RJ85 aircraft from December 2003 to March 2004 and the temporary shutdown of service during final pilot negotiations in January 2004 that resulted in the cancellation of 624 flights.

Mesaba Operating Expenses

Total operating expenses in fiscal 2004 decreased 3.6% to $422.2 million from $438.1 million in fiscal 2003.  The cost per ASM decreased 6.9% to $0.145 from $0.155.

The following table compares components of operating cost per ASM for the years ended March 31:

	2004		2003
Wages and benefits	4.6	¢	4.6	¢
Aircraft fuel	0.7		0.8
Aircraft maintenance	2.7		2.9
Aircraft rents	3.5		3.8
Landing fees	0.2		0.2
Insurance and taxes	0.3		0.5
Depreciation and amortization	0.6		0.7
Administrative and other	1.9		2.0
Total	14.5	¢	15.5	¢

Wages and benefits increased 1.7% to $133.5 million in fiscal 2004 from $131.3 million in fiscal 2003.  The increase is primarily the result of the new ALPA contract, which included $2.7 million in retroactive pay, which was partially offset by productivity improvement in maintenance and customer service.  Also contributing to the variance were significant increases in health and dental insurance and workers’ compensation costs.

Aircraft fuel decreased 8.2% to $20.1 million in fiscal 2004 from $21.9 million in fiscal 2003.  The decrease is attributable primarily to a decrease of 6.6% in the number of Saab block hours flown, favorable fuel burn rates and fuel credits received in fiscal 2004.  Certain provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices.  Mesaba’s actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon in both fiscal 2004 and 2003.  Northwest is responsible for fuel for Mesaba’s RJ85 operations.

Aircraft maintenance costs, excluding wages and benefits, decreased 5.5% to $77.4 million in fiscal 2004 from $81.9 million in fiscal 2003.  Aircraft maintenance costs decreased primarily due to a 2.3% reduction in flight hours flown in fiscal 2004 and a reduction in aircraft damage expenses.

Aircraft rents decreased 3.7% to $102.7 million in fiscal 2004 from $106.7 million in fiscal 2003.  This decrease is attributable to fewer aircraft in service year-over-year.

Landing fees decreased 5.3% to $6.8 million in fiscal 2004 from $7.2 million in fiscal 2003.  The decrease is primarily attributable to the reduction of Saab departures during fiscal 2004.  Northwest is responsible for landing fees for Mesaba’s RJ85 operations.

Insurance and taxes decreased 43.2% to $8.4 million in fiscal 2004 from $14.7 million in fiscal 2003.  The decrease is primarily attributable to a reduction in the rates charged for hull and passenger liability insurance and favorable property tax credits.

Depreciation and amortization decreased 12.2% to $16.3 million in fiscal 2004 compared to $18.6 million in fiscal 2003.  The lower level of depreciation and amortization resulted from reduced capital spending over the last several years.  The reduction is because less capital expenditure is required to maintain the fleet versus investing in the infrastructure to grow the fleet in previous fiscal years.

Administrative and other expenses remained relatively constant, increasing 2.2% to $57.0 million in fiscal 2004 from $55.8 million in fiscal 2003.

Consolidated Operating Income

Operating income totaled $4.3 million in fiscal 2004, as compared to $8.6 million in fiscal 2003.  The Company’s operating margin decreased to 1.0% in fiscal 2004 from 1.9% in fiscal 2003.

Consolidated Nonoperating Income

Nonoperating income (net) increased to $4.4 million for fiscal 2004 from $0.3 million in fiscal 2003.  Fiscal 2004 nonoperating income represents a government grant of $2.6 million and interest income earned on the Company’s investments.  Fiscal 2003 nonoperating income represents the offsetting impact of the recognition of a $3.0 million writedown of an investment in a WorldCom bond and interest income earned on the Company’s remaining investments.

Consolidated Provision for Income Taxes

The provision for income taxes decreased 10.4% to $4.1 million in fiscal 2004 from $4.6 million in fiscal 2003.  The Company’s blended effective tax rate was 46.6% in fiscal 2004 as compared to 51.3% in fiscal 2003.  The effective tax rate decreased primarily due to deducting certain items that were previously treated as nondeductible expenses.

Fiscal Year Ended March 31, 2003 Compared with Fiscal Year Ended March 31, 2002

Earnings Summary

The Company reported net income of $4.3 million or $0.21 per diluted share in fiscal 2003, compared to $7.8 million or $0.38 per diluted share in fiscal 2002.  Weighted average common shares and common share equivalents outstanding were 20.4 million and 20.6 million in fiscal 2003 and 2002.

On December 1, 2002, the Company acquired all the outstanding shares of Big Sky and accounted for the transaction using the purchase method of accounting.  The Company has consolidated Big Sky’s results of operations from the acquisition date to March 31, 2003.  From the date of acquisition to March 31, 2003, Big Sky generated operating revenues of $5.8 million and operating expenses of $7.8 million.  Due to the fact that year-over-year and full year information for Big Sky is not included, a detailed discussion of Big Sky’s operating results and statistics is not presented.  The following comparative information includes Holdings and Mesaba on a combined basis.

Operating Revenues

Total operating revenues increased 8.2% in fiscal 2003 to $451.1 million from $416.9 million in fiscal 2002.  The increase is attributable to an increase of approximately 6% in completed ASM under the Airlink Agreement and 1% in block hours flown under the Jet Agreement, the elimination of certain concessions granted to Northwest following the terrorist attacks on September 11, 2001 and an increase in ground handling activities resulting from the change in operations with two new terminals in Minneapolis/St. Paul and Detroit.

Operating Expenses

Total operating expenses in fiscal 2003 increased 5.8% to $440.4 million from $416.1 million in fiscal 2002.  The cost per ASM increased 2.6% to $0.156 from $0.152.  The significant change in unit cost year-over-year was due to the increased wages associated with the change in operations with two new terminals in Minneapolis/St. Paul and Detroit, increased aircraft maintenance costs associated with maintaining an aging fleet, increased aircraft rents associated with a greater number of aircraft on lease and increased insurance costs following the terrorist attacks on September 11, 2001.

The following table compares components of operating cost per ASM for the years ended March 31:

	2003		2002
Wages and benefits	4.7	¢	4.5	¢
Aircraft fuel	0.8		0.8
Aircraft maintenance	2.9		2.8
Aircraft rents	3.8		3.7
Landing fees	0.2		0.2
Insurance and taxes	0.5		0.3
Depreciation and amortization	0.7		0.7
Administrative and other	2.0		2.2
Total	15.6	¢	15.2	¢

Wages and benefits increased 5.7% to $132.0 million in fiscal 2003 from $125.0 million in fiscal 2002.  The increase is the result of increased ground handling personnel for the two new terminals in Minneapolis/St. Paul and Detroit and increased health and dental costs.

Aircraft fuel decreased 2.7% to $21.9 million in fiscal 2003 from $22.5 million in fiscal 2002.  The decrease is attributable to decreased fuel consumption.  Certain provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices.  Mesaba’s actual cost of fuel including taxes and pumping fees was 83.5 cents per gallon in both fiscal 2003 and fiscal 2002.  Northwest is responsible for fuel for Mesaba’s RJ85 operations.

Aircraft maintenance costs, excluding wages and benefits, increased 7.5% to $81.9 million for fiscal 2003 from $76.2 million for fiscal 2002.  Aircraft maintenance costs increased due to the costs associated with maintaining an aging aircraft fleet and revisions to Mesaba’s estimate of expected overhaul costs.

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

Landing fees increased 8.9% to $7.2 million in fiscal 2003 from $6.6 million in fiscal 2002.  The increase is primarily attributable to higher landing fees charged by airports due to new airport facilities and higher costs of airport operation.  Northwest is responsible for landing fees for Mesaba’s RJ85 operations.

Insurance and taxes increased 79.4% to $14.9 million in fiscal 2003 from $8.3 million in fiscal 2002.  The increase is primarily attributable to increased rates and surcharges for aircraft hull insurance and passenger liability insurance imposed after the terrorist attacks on September 11, 2001.

Depreciation and amortization decreased 6.1% to $18.6 million in fiscal 2003 compared to $19.8 million in fiscal 2002.  The lower level of depreciation and amortization resulted from reduced and delayed capital spending.

Administrative and other expenses increased 1.9% to $57.2 million in fiscal 2003 from $56.2 million in fiscal 2002.  The change is attributable to a full-year impact of increased security costs following the terrorist attacks on September 11, 2001, offset by reduced crew costs associated with fewer departures in fiscal 2003.

Consolidated Operating Income

Operating income totaled $8.6 million in fiscal 2003, as compared to $0.8 million in fiscal 2002.  The Company’s operating margin increased to 1.9% in fiscal 2003 from 0.2% in fiscal 2002.

Consolidated Nonoperating Income

Nonoperating income (net) decreased to $0.3 million for fiscal 2003 from $15.3 million in fiscal 2002.  Fiscal 2003 nonoperating income represents the offsetting impact of the recognition of a $3.0 million write-down of an investment in a WorldCom bond and interest income earned on the Company’s remaining investments.  In fiscal 2002, nonoperating income of $15.3 million was due primarily to the recognition of $12.5 million in U.S. government grant proceeds.

Consolidated Provision for Income Taxes

The provision for income taxes decreased 44.9% to $4.6 million in fiscal 2003 from $8.3 million in fiscal 2002.  The Company’s blended effective tax rate was 51.3% in fiscal 2003 as compared to 51.4% in fiscal 2002.  The effective tax rate remained constant due to a similar change in the level of nondeductible expenses being applied over the Company’s earnings.

Liquidity and Capital Resources

Cash, cash equivalents and investments increased 26.6% to $159.9 million at March 31, 2004 from $126.4 million at March 31, 2003.  The Company’s working capital decreased to $99.7 million with a current ratio of 2.3 at March 31, 2004 compared to $102.0 million and 2.6 at March 31, 2003.

Investments consist principally of municipal securities and are classified as available-for-sale as of year end.  Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.  The Company classifies investments, with an original maturity of more than 90 days that mature within one year as short-term and greater than one year as long-term.

Approximately 75% of the Company’s accounts receivable balance as of March 31, 2004 was due from Northwest.  Loss of Mesaba’s affiliation with Northwest or Northwest’s failure to make timely payment of amounts owed to Mesaba or to otherwise materially perform under the Airlink or Jet Agreement for any reason would have a material adverse effect on the Company’s operations and financial results.

Cash and cash equivalents decreased 12.2% to $54.6 million at March 31, 2004 from $62.1 million at March 31, 2003.  A summary of cash flow activity is as follows:

Operating Activities

Net cash provided by operations in fiscal 2004 was $45.9 million.  The primary sources of cash were from operations, which generated $4.7 million of net income, $17.5 million of non-cash items, primarily depreciation and amortization and $23.8 million of changes to current operating items.

Investing Activities

Net cash used by investing in fiscal 2004 was $53.6 million.  Cash that was generated from operations was the source for investing activities.  The primary uses were net purchases of short and long-term investments of $42.9 million and purchases of property, plant and equipment of $10.7 million.

Financing Activities

Net cash provided by financing in fiscal 2004 was $0.1 million.  This was primary due to the repayment of noncurrent liabilities of $0.2 million, which was offset by the proceeds from the issuance of common stock of $0.3 million.

Outlook

The Company has historically relied on cash and cash equivalents, investments and internally generated funds to support its working capital requirements.  Absent adverse factors outside the control of the Company, management believes current liquidity and funds from operations will be adequate resources for meeting current operations and non-aircraft capital needs for fiscal 2005.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

As of March 31, 2004, Mesaba’s fleet consisted of 99 aircraft covered under operating leases with remaining terms of up to 12-years and aggregate monthly lease payments of approximately $8.7 million.  Mesaba leases its Saab aircraft, either directly from aircraft leasing companies, through Pinnacle under operating leases with initial terms of up to seven years or through subleases with Northwest under operating leases with initial terms of up to 17-years.  Mesaba leases its RJ85 aircraft from Northwest under operating leases with initial terms of up to 10-years.  Mesaba believes that its revenues from the Airlink and Jet Agreements will continue to be sufficient to fund its aircraft lease obligations.  If the Airlink Agreement terminates, then the Saab aircraft leases will simultaneously terminate.  Likewise, if the Jet Agreement terminates, then the RJ85 aircraft leases will simultaneously terminate.

As of March 31, 2004, Big Sky’s fleet consisted of 12 aircraft covered under operating leases with remaining terms of four months to 35 months and aggregate monthly lease payments of approximately $0.2 million.  Big Sky leases 11 of its aircraft from leasing companies and one aircraft from a municipality under operating leases with initial terms of up to six years.  Five of the leases allow Big Sky to return the aircraft to the lessor upon the occurrence of certain events and contain purchase options.  Funding of the monthly minimum lease payments is dependent on continued passenger boardings and ultimately Big Sky's operations.

The Company’s airline fleet operating leases do not contain any guaranteed lease residual provisions for which there would be a potential contingency at the termination of the lease period.

The following table summarizes the Company’s commitments to make long-term debt and lease payments for the years ending March 31, in thousands:

	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases: (1)
Aircraft	$106,001	$104,442	$102,485	$38,921	$35,663	$208,633	$596,145
Non-aircraft	8,924	8,828	8,681	7,652	6,709	59,280	100,074
Long-term debt (2)	97	105	111	22	—	—	335
Capital lease (3)	30	31	33	36	40	312	482
Total	$115,052	$113,406	$111,310	$46,631	$42,412	$268,225	$697,036

(1)           Amounts represent minimum lease payments with initial or remaining terms of more than one year.  See Notes 6 and 11 to the consolidated financial statements for additional discussion of operating leases.

(2)           Amounts represent principal payments only.  See Note 7 to the consolidated financial statements for additional discussion of long-term debt and future maturities.

(3)           See Note 11 to the consolidated financial statements for additional discussion of the capital lease.

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (i) guarantees; (ii) a retained or a contingent interest in transferred assets; (iii) an obligation under derivative instruments classified as equity; or (iv) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging, or research and development arrangements with the company.  The Company has no arrangements of the types described that may have a material current or future effect on the Company’s financial condition, liquidity or results of operations.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes.  The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company has identified its critical accounting policies to include those discussed in the following paragraphs.  The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions.  See Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for additional discussion of these items.

Management believes that its estimates and assumptions are reasonable, based on information presently available; however, changes in these estimates, judgments and assumptions will occur as a result of future events, and accordingly actual results could differ from amounts estimated.

Aircraft Property and Equipment—Estimated lives are used to record depreciation on aircraft property and equipment.  Aircraft utilization, Airlink and Jet Agreement contractual lives, technology and changes in business strategy may affect the economic lives used to record depreciation by Mesaba or Big Sky.  The foregoing may also affect depreciation rates, impairment or both.  Management of Mesaba and Big Sky regularly review the estimated useful lives and salvage values for aircraft property and equipment.

Excess and Obsolete Inventories—Estimated recovery percentages are used to record obsolescence reserves for parts inventories.  Aircraft utilization, parts availability and changes in parts cost may affect the valuation of parts inventories and obsolescence reserve levels.  Management of Mesaba and Big Sky regularly review recovery percentages, reserve levels and inventory valuations for parts inventories.

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

Goodwill and Other Intangible Assets—The excess of the Big Sky purchase price over the fair market value of the net assets acquired was allocated to certain identifiable intangible assets, including Big Sky’s pilot labor contract and its air carrier certificate and goodwill.  The recoverability of goodwill and other intangible assets are evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amounts.  The evaluation includes future cash flow projections, strategic modeling and other management assumptions.  During the fourth quarter of fiscal 2004, the Company completed its annual impairment test of goodwill and other intangible assets and determined that no impairment charge was necessary.

Income Taxes—The Company’s effective tax rate was 46.6%, 51.3% and 51.4% in fiscal 2004, 2003 and 2002.  The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates.  In the event that there is a significant unusual or one-time item recognized, or expected to be recognized, in the Company’s operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.  Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions.  The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, certain positions are likely to be challenged and that it may not succeed.  The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit.  The effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as related interest.  This rate is then applied to the Company’s quarterly operating results.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”).  FIN 46 requires a variable interest entity (“VIE”) to be consolidated when a company is subject to the majority of the risk of loss from the VIE’s activities or is entitled to receive the majority of the entity’s residual returns, or both.  In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) which partially delayed the effective date of the interpretation to March 31, 2004 and added additional scope exceptions.  The adoption of FIN 46R did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows as it does not have a VIE.

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  The revised SFAS No. 132 requires additional disclosures concerning the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans.  The adoption of revised SFAS No. 132 did not have an effect on the Company’s disclosures as it has no defined benefit plans or other defined benefit postretirement plans.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s principal market risks are the availability and price of jet fuel and changes in interest rates.

Mesaba and Big Sky have not experienced difficulties with fuel availability.  As a part of the Airlink Agreement, Northwest bears the economic risk of fuel price fluctuations for Mesaba’s fuel requirements.  As part of the Jet Agreement, Northwest provides all fuel at its expense to support Mesaba’s RJ85 operations.  Big Sky is subject to fluctuations in fuel prices, but currently fuel expense is not a material cost in relation to the Company’s total operating expenses.  The Company expects that its results of operations will not be materially affected by fuel price volatility.

The Company does not hold long-term interest sensitive assets and therefore is not exposed to interest rate fluctuations for its assets.  The Company does not purchase or hold any derivative financial instruments for trading or speculative purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the related report of independent registered public accounting firm and report of independent public accountants are included in this Annual Report on Form 10-K on the pages indicated below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

MAIR Holdings, Inc.

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of MAIR Holdings, Inc. (formerly known as Mesaba Holdings, Inc.) and subsidiaries (the “Company”) as of March 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended March 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The consolidated financial statements of the Company for the year ended March 31, 2002, before the change in composition of its reportable segments and inclusion of disclosures as discussed in Note 10, were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated May 2, 2002.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2004 and 2003 and the related consolidated statements of operations and cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of the Company for the year ended March 31, 2002 were audited by other auditors who have ceased operations.  As described in Note 10, the Company changed the composition of its reportable segments in fiscal 2003, and the amounts disclosed in the fiscal 2002 consolidated financial statements relating to reportable segments have been restated to conform to the fiscal 2003 composition of reportable segments.  We audited the adjustments that were applied to the restated disclosures for reportable segments reflected in the fiscal 2002 consolidated financial statements.  Our procedures included (1) comparing the adjustment amounts of segment income before income taxes and total assets to the Company’s underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements.  In our opinion, such adjustments have been properly applied.  However, we were not engaged to audit, review, or apply any procedures to the fiscal 2002 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2002 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

June 18, 2004

NOTICE: THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY
ARTHUR ANDERSEN LLP.  THIS REPORT RELATES TO PRIOR YEARS’ FINANCIAL
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

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,

May 2, 2002

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of March 31, 2004 and 2003

(in thousands, except share information)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,561	$62,140
Short-term investments	67,285	40,464
Accounts receivable, net of reserves of $926 and $389	28,453	40,682
Inventories, net	8,664	8,459
Prepaid expenses and deposits	5,381	4,925
Deferred income taxes and other	11,449	10,706
Total current assets	175,793	167,376

PROPERTY AND EQUIPMENT, net (Note 2)	39,722	43,798

NONCURRENT ASSETS:
Long-term investments	38,084	23,762
Goodwill	2,503	3,222
Other intangible assets, net	3,224	3,630
Other assets, net	7,994	7,873
	$267,320	$249,661
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,981	$18,729
Accrued liabilities:
Payroll	16,724	14,295
Maintenance	20,724	16,021
Deferred income	2,504	2,619
Other current liabilities (Note 2)	17,124	13,708
Total current liabilities	76,057	65,372

OTHER NONCURRENT LIABILITIES	6,334	6,344

COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 11)

SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, no specified par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 20,375,372 and 20,320,641 shares issued and outstanding	204	203
Paid-in capital	52,995	50,615
Warrants	16,500	16,500
Accumulated other comprehensive income	46	116
Retained earnings	115,184	110,511
Total shareholders’ equity	184,929	177,945
	$267,320	$249,661

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended March 31, 2004, 2003 and 2002

(in thousands, except per share information)

	2004	2003	2002
OPERATING REVENUES:
Passenger	$417,300	$433,060	$401,912
Freight and other	31,779	23,820	15,001
Total operating revenues	449,079	456,880	416,913
OPERATING EXPENSES:
Wages and benefits	143,124	134,508	124,962
Aircraft fuel	22,399	22,987	22,534
Aircraft maintenance	80,700	82,984	76,202
Aircraft rents	105,163	107,547	101,582
Landing fees	7,108	7,298	6,574
Insurance and taxes	9,347	15,060	8,314
Depreciation and amortization	17,144	18,838	19,772
Administrative and other	59,771	59,030	56,167
Total operating expenses	444,756	448,252	416,107
Operating income	4,323	8,628	806
NONOPERATING INCOME (EXPENSE):
Interest income and other	1,888	2,809	2,839
Government grant income	2,646	491	12,485
Writedown of investment	—	(2,994)	—
Interest expense	(101)	(47)	(53)
Other nonoperating income, net	4,433	259	15,271
Income before provision for income taxes	8,756	8,887	16,077

PROVISION FOR INCOME TAXES	4,083	4,558	8,267
NET INCOME	$4,673	$4,329	$7,810

NET INCOME PER SHARE:
Earnings per common share - basic	$0.23	$0.21	$0.38
Earnings per common share - diluted	$0.23	$0.21	$0.38

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,334	20,308	20,289
Diluted	20,562	20,357	20,601

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended March 31, 2004, 2003 and 2002

(in thousands, except share information)

						Accumulated Other		Total	Comprehensive
	Common Stock		Paid-In	Warrants		Comprehensive	Retained	Shareholders’	Income
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Equity	(Loss)
Balance, March 31, 2001	20,288,141	$203	$49,606	4,151,922	$16,500	$—	$98,372	$164,681	$19,784

Net income							7,810	7,810	7,810
Exercise of stock options	10,000		80					80
Tax impact of prior options			822					822
Unrealized loss on investments, net of tax						(21)		(21)	(21)
Balance, March 31, 2002	20,298,141	203	50,508	4,151,922	16,500	(21)	106,182	173,372	7,789

Net income							4,329	4,329	4,329
Exercise of stock options	22,500		107					107
Unrealized gain on investments, net of tax						137		137	137
Balance, March 31, 2003	20,320,641	203	50,615	4,151,922	16,500	116	110,511	177,945	4,466

Net income							4,673	4,673	4,673
Exercise of stock options	54,731	1	355					356
Compensation expense for stock options under variable accounting			1,987					1,987
Tax benefit on stock options exercised			38					38
Unrealized loss on investments, net of tax						(70)		(70)	(70)
Balance, March 31, 2004	20,375,372	$204	$52,995	4,151,922	$16,500	$46	$115,184	$184,929	$4,603

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended March 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,673	$4,329	$7,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,144	18,838	19,772
Amortization of deferred credits	(2,092)	(2,727)	—
Stock-based compensation	1,987	—	—
Writedown of investment	—	2,994	—
Deferred income taxes	(1,289)	(2,033)	1,598
Other noncash expenses	1,719	—	1,484
Changes in current operating items, net of acquisition:
Accounts receivable	12,229	2,371	(5,431)
Inventories	(205)	225	446
Prepaid expenses and deposits	(456)	(2,725)	489
Accounts payable and other	12,210	14,017	(4,326)
Net cash provided by operating activities	45,920	35,289	21,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Big Sky, net of cash acquired	—	(3,225)	—
Purchases of investments	(91,140)	(92,466)	(92,097)
Sales of investments	48,246	99,225	98,304
Purchases of property and equipment, net of acquisition	(10,717)	(7,399)	(15,738)
Net cash used in investing activities	(53,611)	(3,865)	(9,531)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of other noncurrent liabilities	(244)	(641)	(57)
Proceeds from issuance of common stock	356	107	80
Net cash provided by (used in) financing activities	112	(534)	23

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(7,579)	30,890	12,334

CASH & CASH EQUIVALENTS:
Beginning of year	62,140	31,250	18,916
End of year	$54,561	$62,140	$31,250

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$83	$47	$57
Income taxes	2,850	10,252	8,104

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.              Corporate Organization and Business:

Corporate Organization

The consolidated financial statements include the accounts of MAIR Holdings, Inc. (formerly known as Mesaba Holdings, Inc.) (“Holdings”) and its wholly-owned subsidiaries, Mesaba Aviation, Inc., a regional air carrier based in Minneapolis, Minnesota (“Mesaba”) and Big Sky Transportation Co., a regional air carrier based in Billings, Montana (“Big Sky”).  Holdings, Mesaba and Big Sky are referred to herein collectively as the “Company”.  Holdings acquired Big Sky on December 1, 2002 (see Note 3).  All significant intercompany balances and transactions have been eliminated in consolidation.

Business

Mesaba

Mesaba operates as a regional air carrier providing scheduled passenger service as “Mesaba Airlines/Northwest Airlink” and “Mesaba Airlines/Northwest Jet Airlink” under two separate agreements with Northwest Airlines, Inc., a wholly-owned indirect subsidiary of Northwest Airlines Corporation (“Northwest”), to 106 cities in the United States and Canada from Northwest’s hub airports located in Minneapolis/St. Paul, Detroit and Memphis.

Under the Airline Services Agreement (the “Airlink Agreement”), Mesaba operates Saab 340 jet-prop aircraft (“Saab”) for Northwest.  This agreement provides for exclusive rights to designated service areas and extends through June 30, 2007.  Under the Airlink Agreement, Mesaba recognizes revenue for each completed “available seat mile” (the number of seats available for passengers, multiplied by the number of miles those seats are flown).  Additionally, under the Airlink Agreement, Mesaba purchases fuel, ground handling and other services from Northwest.  The Company paid to Northwest $29.8 million, $22.2 million and $25.5 million in fiscal 2004, 2003 and 2002, for these services.  Either Northwest or Mesaba may terminate the Airlink Agreement on 365 days notice or it may be terminated immediately by either party for certain provisions provided for in the Airlink Agreement.

Under the Regional Jet Services Agreement (the “Jet Agreement”), Mesaba operates Avro RJ85 regional jets (“RJ85”) for Northwest.  The Jet Agreement extends through April 25, 2007.  Under the Jet Agreement, Mesaba recognizes revenue for each “block hour” flown (the elapsed time between aircraft departing and arriving at a gate).  Additionally, under the Jet Agreement, Northwest provides fuel and airport and passenger related services at Northwest’s expense.  The Jet Agreement may be terminated immediately by Mesaba or Northwest in accordance with certain provisions provided for in the Jet Agreement.

Under the agreements, all Mesaba flights appear in Northwest’s timetables and Mesaba receives ticketing and certain check-in, baggage and freight-handling services from Northwest at certain airports.  Mesaba also benefits from its relationship with Northwest through advertising and marketing programs.  The Airlink Agreement and Jet Agreement provide for certain incentives from Northwest to Mesaba based on achievement of certain operational or financial goals.  Approximately 75% and 73% of the March 31, 2004 and 2003 accounts receivable balances in the accompanying consolidated balance sheets are due from Northwest.  Substantially all of Mesaba’s operating revenue recognized in fiscal 2004, 2003 and 2002 was from Northwest.  Accounts payable owed to Northwest, primarily for fuel, was $1.0 million and $0.1 million as of March 31, 2004 and 2003.

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

Big Sky

Big Sky operates as a regional air carrier based in Billings, Montana, primarily providing scheduled passenger, airfreight, express package and charter services.  Big Sky provides scheduled air service to 19 communities in Montana, North Dakota, Washington and Idaho via its Billings hub.  Big Sky operates daily scheduled flights providing interline and online connecting services and local market services.  Big Sky also has code-sharing agreements with Alaska Airlines, America West Airlines and Northwest, where its services are marketed jointly with those air carriers for connecting flights.  Big Sky participates in the Essential Air Service (“EAS”) program with the U.S. Department of Transportation (“DOT”).  The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service based on its passenger traffic.  The DOT pays EAS subsidies for each departure in a covered market.  Big Sky purchased fuel from Northwest for $1.9 million in fiscal 2004 and none during fiscal 2003.

2.              Summary of Significant Accounting Policies:

The accounting policies of the Company conform to accounting principles generally accepted in the United States of America.  Significant policies are described below.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant use of estimates relates to accrued maintenance expenses, aircraft property and equipment lives, inventory obsolescence reserves, valuation of goodwill and other intangible assets and accounting for income taxes.  Ultimate results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist primarily of U.S. government and municipal securities and interest-bearing deposits with original maturities of less than 90 days and are stated at cost, which approximates fair value.

Investments

Investments consist principally of municipal securities and are classified as available-for-sale.  Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.

Inventories

Inventories are stated at the lower of cost or market and consist of expendable aircraft service parts, fuel and glycol (de-icing agent).  Mesaba uses the first-in, first-out inventory method and Big Sky uses average cost.  Expendable parts are charged to maintenance as used.  A provision is recorded to reduce inventories to the estimated net realizable value, if required.  As of March 31, 2004 and 2003, this reserve balance was $2.2 million and $2.0 million.

Property and Equipment

Property and equipment are stated at cost.  Additions, improvements or major renewals are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expense as incurred.  Depreciation is computed on a straight-line basis for financial reporting purposes over estimated useful lives of 3-36 years or the remaining terms of the Airlink and Jet Agreements.  Leasehold improvements are amortized over the life of the lease or the remaining estimated useful life of the asset.  Depreciation and amortization expense on property and equipment totaled $15.1 million, $17.1 million and $17.7 million in fiscal 2004, 2003 and 2002.

Property, plant and equipment and related accumulated depreciation and amortization were as follows as of March 31, in thousands:

	2004	2003
Flight equipment	$81,891	$79,052
Ground services equipment	14,091	14,307
Office and general equipment	12,615	10,504
Buildings and leasehold improvements	11,014	8,482
Maintenance shop equipment	3,866	3,833
Other	315	313
	123,792	116,491
Less: Accumulated depreciation and amortization	(84,070)	(72,693)
Net property and equipment	$39,722	$43,798

Airframe and Engine Maintenance

Routine maintenance, airframe and engine overhauls are charged to expense as incurred, except engine overhaul costs covered by third-party maintenance agreements and airframe inspections, which are accrued based on the hours flown.  Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized and amortized over the remaining estimated useful life of the asset or the remaining terms of the Airlink and Jet Agreements.

Other Assets

Warrants — In connection with the Jet Agreement, as amended, Mesaba paid Northwest contract rights fees in fiscal 1997 and 1999 in the form of warrants to purchase the Company’s common stock.  Contract rights totaled $11.7 million and related accumulated amortization totaled $8.9 million and $7.7 million as of March 31, 2004 and 2003.  The contract rights are being amortized over the life of the warrants.  The warrants issued in connection with the Jet Agreement consisted of the following:

Grant Date	Shares	Exercise Price	Vesting Date	Expiration Date
October 1996	922,500	$7.25	May 1998	October 2006
April 1998	474,192	$21.25	October 1998	October 2006
June 1998	1,435,230	$21.25	May 2000	October 2006
	2,831,922

In connection with the Airlink Agreement, Mesaba paid Northwest contract rights fees in the form of warrants to purchase 1,320,000 shares of the Company’s common stock at $9.42 per share, which were fully exercisable upon issuance and expire July 1, 2007.  Contract rights totaled $4.8 million and related accumulated amortization totaled $3.2 million and $2.8 million as of March 31, 2004 and 2003.  Contract rights are amortized on a straight-line basis to the expiration date of the Airlink Agreement.

Other Current Liabilities

Other current liabilities were as follows as of March 31, in thousands:

	2004	2003
Accrued expenses	$8,730	$7,973
Taxes payable	4,141	1,937
Property taxes	2,513	1,993
Other	1,740	1,805
	$17,124	$13,708

Other Noncurrent Liabilities

In order to assist Mesaba in integrating new aircraft into its fleet, certain manufacturers provided Mesaba with spare parts or other credits.  Mesaba has deferred these amounts and amortizes them over the terms of the agreements as a reduction of aircraft rent expense.  Amortization of these credits resulted in a reduction of rent expense of $1.8 million, $2.3 million and $3.0 million during fiscal 2004, 2003 and 2002.

Other noncurrent liabilities were as follows as of March 31, in thousands:

	2004	2003
Manufacturers credits	$3,745	$5,377
Deferred leasing costs	1,899	121
Long-term debt and capital lease	690	846
	$6,334	$6,344

Stock Options

The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company has issued stock options to directors and key employees.  As such, the Company records compensation expense for stock options and awards only if the exercise price is less than the fair market value of the stock on the measurement date.

For purposes of the pro forma disclosures of compensation expense under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company uses the Black-Scholes option model to estimate the fair value of options not subject to variable plan accounting.  Weighted-average assumptions used in the valuation are summarized below:

	2004 *	2003	2002
Risk free interest rate (%)	N/A	3.33 to 4.40	3.65 to 5.16
Expected life of option grants (years)	N/A	6	6
Expected volatility of option grants (%)	N/A	42.0 to 66.4	27.7 to 41.27
Weighted average fair value of options granted ($)	N/A	3.60	4.22

* There were no options granted in fiscal 2004, therefore this is not applicable.

The following summarizes the pro forma effects assuming compensation for such awards had been recorded based upon the estimated fair value for the years ended March 31, in thousands, except per share information:

	2004	2003	2002
Net income as reported	$4,673	$4,329	$7,810
Stock-based compensation, net of tax	(802)	(2,757)	(2,430)
Pro forma net income	$3,871	$1,572	$5,380

Earnings per share - basic:
As reported	$0.23	$0.21	$0.38
Pro forma	$0.19	$0.08	$0.27
Earnings per share - diluted:
As reported	$0.23	$0.21	$0.38
Pro forma	$0.19	$0.08	$0.26

Revenue Recognition

Mesaba recognizes revenue for each completed available seat mile under the Airlink Agreement and for each block hour flown under the Jet Agreement.  Passenger, freight and other revenues are recognized as income when the respective services are rendered.

In addition, the Airlink and Jet Agreements with Northwest include semi-annual incentive payments based on achievement of certain operational targets, such as completion factor and on time performance.  Such incentives are earned and due based upon performance over a given period (generally six months).  In periods prior to the finalization of such operational incentives, revenue is recognized when the targets have been exceeded.  The amount recognized is limited to a ratable portion of the incentive payment as if the contract period were to terminate at the end of the interim period.  Such incentives totaled $4.6 million, $5.2 million and $2.3 million in fiscal 2004, 2003 and 2002 and are included in passenger revenues in the accompanying consolidated statements of operations.

Big Sky recognizes revenue when transportation has been provided, including scheduled passenger, airfreight, express package and charter services.

Income Taxes

The Company accounts for income taxes under the asset and liability method whereby deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities.  These differences will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities and other noncurrent liabilities of which carrying amounts do not significantly differ from fair value due to their either short-term nature or variable interest rates.  See Note 5 for additional information regarding the Company’s investments.

Reclassifications

Certain balances in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no impact on net income or shareholders’ equity as previously reported.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”).  FIN 46 requires a variable interest entity (“VIE”) to be consolidated when a company is subject to the majority of the risk of loss from the VIE’s activities or is entitled to receive the majority of the entity’s residual returns, or both.  In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) which partially delayed the effective date of the interpretation to March 31, 2004 and added additional scope exceptions.  The adoption of FIN 46R did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows as it does not have a VIE.

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  The revised SFAS No. 132 requires additional disclosures concerning the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans.  The adoption of revised SFAS No. 132 did not have an effect on the Company’s disclosures as it has no defined benefit plans or other defined benefit postretirement plans.

3.              Acquisition:

On September 26, 2002, the Company executed a definitive merger agreement providing for the acquisition of Big Sky for $3.2 million, net of cash acquired of $0.3 million.  The transaction closed on December 1, 2002.

The Company funded the acquisition with cash from operations and accounted for the acquisition using the purchase method of accounting.  Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition.  Assets and liabilities are recorded based upon their fair market value as of the date of the acquisition and may be subject to future tax adjustments.  The excess of the purchase price over the fair market value of the net assets acquired was allocated to certain identifiable intangible assets and goodwill.  Such goodwill is not deductible for income tax purposes.  Results of Big Sky’s operations have been included in the accompanying consolidated financial statements since the date of acquisition.  Due to the lack of materiality of Big Sky’s operations, pro forma financial results are not presented.

4.              Goodwill and Other Intangible Assets:

The excess of the Big Sky purchase price over the fair market value of the net assets acquired was allocated to certain identifiable intangible assets, including Big Sky’s pilot labor contract and an air carrier certificate, and to goodwill.  The intangible assets were initially recorded based upon preliminary estimates.  A net reduction of $0.7 million was recorded to goodwill after the purchase price allocation was finalized in fiscal 2004.

Goodwill and other intangible assets and related accumulated amortization were as follows for the years ended March 31, in thousands:

	2004			2003
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Air carrier certificate	$925		$925	$925		$925
Goodwill	2,503		2,503	3,222		3,222
Amortizable intangible asset:
Pilot labor contract	2,840	(541)	2,299	2,840	(135)	2,705
	$6,268	$(541)	$5,727	$6,987	$(135)	$6,852

The amortizable intangible asset is amortized over its estimated period of benefit.  Based on the current amount of intangible assets subject to amortization, estimated amortization expense for each of the succeeding five fiscal years will be $0.4 million per year.  The recoverability of goodwill and the intangible assets are evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amounts.  During the fourth quarter of fiscal 2004, the Company completed its annual impairment test of goodwill and other intangible assets and determined that no impairment charge was necessary.

5.              Investments:

Investments consist principally of municipal securities and are classified as available-for-sale.  Fair value of investments are determined based on quoted market prices.  The Company classifies investments, with an original maturity of more than 90 days that mature within one year as short-term and greater than one year as long-term.

Amortized cost, gross unrealized gains and losses and fair value of investments classified as debt securities available for sale were as follows for the years ended March 31, in thousands:

	2004	2003
Amortized cost	$105,280	$63,944
Gross unrealized gains	127	283
Gross unrealized losses	(38)	(1)
Fair value	$105,369	$64,226

The Company recorded realized gains and losses on the sale of investments as follows for the years ended March 31, in thousands:

	2004	2003	2002
Gross realized gains	$—	$605	$418
Gross realized losses	—	(90)	(82)
Net realized gains (losses)	$—	$515	$336

In fiscal 2004, the gross unrealized gains and losses were insignificant as the Company generally held the fully amortized bonds until maturity.  In fiscal 2003, the Company recorded an other-than-temporary impairment loss of $3.0 million on its investment in a WorldCom bond.  In March 2003, the Company sold its investment in WorldCom for $0.8 million, which resulted in a gain of approximately $0.4 million, which was recorded in interest income and other in the consolidated statements of operations.

6.              Aircraft Leases:

Mesaba’s airline fleet consisted of the following aircraft held under operating leases as of March 31, 2004:

Type of Aircraft	Number of Aircraft	Seating Capacity
Avro RJ85	35	69
Saab 340	64	30/33/34

Under the terms of the Jet Agreement, Mesaba leases or subleases its RJ85 aircraft from Northwest under operating leases with initial terms of up to 10-years.  The lease and sublease agreements for the RJ85 with Northwest contain certain requirements of Mesaba regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon their return to Northwest.  The Jet Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events, including termination or breach of the Jet Agreement.

Mesaba leases its Saab 340 aircraft, either directly from aircraft leasing companies, through leases with Pinnacle Airlines Corp. (“Pinnacle”) under operating leases with initial terms of up to seven years, or through subleases with Northwest under operating leases with initial terms of up to 17-years.  The lease and sublease agreements with the aircraft leasing companies, Pinnacle and Northwest contain certain requirements of Mesaba regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon their return.  The Airlink Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events including termination or breach of the Airlink Agreement.

Big Sky’s airline fleet consisted of the following aircraft held under operating leases as of March 31, 2004:

Type of Aircraft	Number of Aircraft	Seating Capacity
Metro III	7	19
Metro 23	5	19

Big Sky leases six of its Metro III and all Metro 23 aircraft from leasing companies and one Metro III from a municipality under operating leases with initial terms of up to six years.  The lease agreements with the leasing companies and municipality contain certain requirements of Big Sky regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon their return.  The leases on five aircraft allow Big Sky to return the aircraft to the lessor upon the occurrence of certain events and contain purchase options.

The Company’s airline fleet operating leases do not contain any guaranteed lease residual provisions for which there would be a potential contingency at the termination of the lease period.  As of March 31, 2004, the aircraft operating leases for Mesaba and Big Sky require future minimum rental payments as follows, in thousands:

Years Ending March 31	Amount
2005	$106,001
2006	104,442
2007	102,485
2008	38,921
2009	35,663
Thereafter	208,633
$596,145

Rent expense under aircraft operating leases totaled $105.2 million, $107.5 million and $101.6 million in fiscal 2004, 2003 and 2002 (including $66.0 million, $69.1 million and $62.0 million paid to Northwest in fiscal 2004, 2003 and 2002).

7.              Notes Payable and Long-Term Debt:

Long-term debt is recorded in other noncurrent liabilities in the consolidated balance sheet and consists of the following as of March 31, 2004, in thousands:

Variable rate installment note (7% at March 31, 2004) due May 2007 secured by substantially all assets of Big Sky	$65
7.5% installment note due May 2007 secured by substantially all assets of Big Sky	270
335
Capitalized lease obligation, at imputed interest rate of 8.5%, secured by Big Sky leased assets	482
817
Less current portion	(127)
$690

Long-term debt maturities were as follows as of March 31, 2004, in thousands:

Years Ending March 31	Amount
2005	$127
2006	136
2007	144
2008	58
2009	40
Thereafter	312
$817

Mesaba has letters of credit (“LOC”) to guarantee certain obligations, which totaled $1.6 million and $1.7 million as of March 31, 2004 and 2003.  There were no amounts drawn on the LOC during fiscal 2004 or 2003.  As collateral for the LOC, Mesaba had $2.0 million in cash held in an investment account as of both March 31, 2004 and 2003.  This amount has been classified within “Long-term investments” in the accompanying consolidated balance sheets.

8.              Income Taxes:

The provision for income taxes is comprised of the following elements for the years ended March 31, in thousands:

	2004	2003	2002
Current:
Federal	$4,787	$5,347	$5,102
State	585	1,244	1,567
Deferred	(1,289)	(2,033)	1,598
	$4,083	$4,558	$8,267

The actual income tax expense differs from the statutory tax expense as follows for the years ended March 31, in thousands:

	2004	2003	2002
Computed tax expense at federal statutory rate of 35%	$3,065	$3,110	$5,627
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	380	822	1,154
Non-deductible flight crew expenses	385	635	600
Other, net	253	(9)	886
	$4,083	$4,558	$8,267

The following is a table of the significant components of the Company’s deferred tax assets and liabilities as of March 31, in thousands:

	2004	2003
Deferred tax assets:
Maintenance	$7,487	$6,413
Warrants	1,679	2,054
Inventories	860	740
Net operating loss carryforwards	1,459	935
Other accruals	7,169	5,032
Gross deferred tax assets	18,654	15,174
Deferred tax liabilities:
Property and equipment	2,896	2,556
Other accruals	1,878	1,506
Gross deferred tax liabilities	4,774	4,062
Net deferred tax assets	$13,880	$11,112

The net deferred tax asset is classified as follows as of March 31, in thousands:

	2004	2003
Current	$11,146	$10,112
Long term	2,734	1,000
	$13,880	$11,112

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  At March 31, 2004, the Company’s deferred tax assets included $4.2 million of Big Sky net operating loss carryforwards (“NOL”) that will expire through 2022.  Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership.  However, such limitation is not expected to impair the realization of these NOLs.  For financial reporting purposes, the Company believes it is more likely than not that the NOLs and other deferred tax assets will be realized based on the Company’s projected future taxable income and the timing of the expiring NOLs.

9.              Shareholders’ Equity:

Capital Stock

The Company’s authorized capital stock consists of 60,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of undesignated preferred stock, having no specified par value.  As of March 31, 2004, there were 20,375,372 shares of common stock issued and outstanding.  No shares of preferred stock have been issued.

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

Stock Option Plans

The Company has approved stock option plans for key employees, directors, consultants and advisors to the Company.  Options have been granted and are presently outstanding under the Company’s 1994 Stock Option Plan, 1996 Director Stock Option Plan and 2000 Stock Incentive Plan.  The 2000 Stock Incentive Plan has a provision that automatically increases the authorized shares available for grant on September 1 of each year by the lesser of 300,000 or 1% of the then outstanding common shares.  Under the plans, the compensation committee of the board of directors grants the options with vesting and the exercise period being determined at the time of the award.  The purchase price of the stock for non-qualified and incentive stock options is determined at the time of the award and is generally equal to the fair market value at the time of the award.

Stock option transactions for the three years ended March 31 were as follows:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance at March 31, 2001	1,068,500	$11.00
Granted	1,197,500	7.69
Exercised	(10,000)	8.00
Canceled	(54,500)	12.17
Balance at March 31, 2002	2,201,500	9.18	611,200	$11.14
Granted	380,000	6.01
Exercised	(22,500)	4.75
Canceled	(426,500)	10.30
Balance at March 31, 2003	2,132,500	6.91	973,475	6.94
Granted	—	—
Exercised	(54,731)	6.51
Canceled	(293,250)	7.17
Balance at March 31, 2004	1,784,519	6.88	1,203,519	6.90

Options outstanding as of March 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Average Remaining Contract Life (in years)	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
$5.97	969,000	4.7	$5.97	734,750	$5.97
$6.00 - $9.94	752,519	6.5	7.34	415,269	7.38
$10.56 - $13.81	46,000	1.6	12.49	36,500	12.53
$23.00	17,000	0.1	23.00	17,000	23.00
$5.97 - $23.00	1,784,519	5.3	6.88	1,203,519	6.90

As of March 31, 2004, there were 908,425 shares available for grant under the Company’s 2000 Stock Incentive Plan.

In December 2002, the Company repriced stock options to purchase 745,000 shares of the Company’s common stock with exercise prices ranging from $9.05 to $18.00 to an exercise price of $5.97, which represented the fair market value on the date of the repricing.  In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” the Company has adopted variable plan accounting for these options from the date of the repricing.  The Company recorded compensation expense of $2.0 million in fiscal 2004 as a result of the repricing.  No compensation expense was recorded in fiscal 2003 since the options’ new exercise price exceeded the fair market value of the stock as of March 31, 2003.

10.       Segment Information:

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

Operating segment information for Mesaba, Big Sky (from the date of acquisition) and Holdings were as follows, in thousands:

	Mesaba	Big Sky	Holdings and Eliminations	Consolidated
Year Ended March 31, 2004:
Operating revenues	$432,608	$16,471	$—	$449,079
Depreciation and amortization	16,299	836	9	17,144
Interest expense	—	300	(199)	101
Income (loss) before income taxes	12,936	(3,664)	(516)	8,756
Capital expenditures, net	10,661	25	31	10,717
Total assets at end of year	125,271	10,190	131,859	267,320
Year Ended March 31, 2003:
Operating revenues	451,123	5,757	—	456,880
Depreciation and amortization	18,564	271	3	18,838
Interest expense	—	47	—	47
Income (loss) before income taxes	13,791	(1,905)	(2,999)	8,887
Capital expenditures (sales), net	8,298	(899)	—	7,399
Total assets at end of year	123,274	10,886	115,501	249,661
Year Ended March 31, 2002:
Operating revenues	416,913	N/A	—	416,913
Depreciation and amortization	19,772	N/A	—	19,772
Interest expense	53	N/A	—	53
Income before income taxes	16,034	N/A	43	16,077
Capital expenditures, net	15,738	N/A	—	15,738

11.       Commitments and Contingencies:

Lease Commitments

In addition to the aircraft leases described in Note 6, the Company leases land, offices, hangar facilities, equipment and certain terminal facilities under operating leases through 2019, which provide for approximate future minimum rental payments as follows as of March 31, 2004, in thousands:

Years Ending March 31	Amount
2005	$8,924
2006	8,828
2007	8,681
2008	7,652
2009	6,709
Thereafter	59,280
$100,074

Rent expense under operating leases totaled approximately $16.2 million, $11.3 million and $6.5 million in fiscal 2004, 2003 and 2002.

Capital Lease

Future minimum lease payments under the capital lease and the present value of future minimum capital lease payments as of March 31, 2004 were as follows, in thousands:

Years Ending March 31	Amount
2005	$68
2006	68
2007	68
2008	68
2009	68
Thereafter	398
Total minimum lease payments	738
Less interest	(256)
Present value of minimum lease payments	$482

The carrying value of the facility under capital lease net of accumulated amortization was $0.5 million at both March 31, 2004 and 2003.

Hangar and General Office Relocation

To accommodate new runway construction, Mesaba relocated its maintenance hangar facilities at the Minneapolis/St. Paul airport and entered into a 25-year Aircraft Hangar Facility Lease Agreement with the Metropolitan Airports Commission in October 2003.  Mesaba also relocated its principal general office to a new location in Eagan, Minnesota and entered into a 10-year lease agreement commencing January 2004, with an early termination provision allowing the lease to be cancelled at the end of seven years.  Both leases are being accounted for as operating leases.

Workforce

Approximately 49% of Mesaba’s workforce are members of unions representing pilots, mechanics, dispatchers and flight attendants.  The collective bargaining agreements for the pilots, mechanics, dispatchers and flight attendants either became or will become amendable January 2009, August 2003, May 2005 and April 2006, respectively.

Approximately 45% of Big Sky’s workforce are members of unions representing pilots, mechanics and dispatchers.  The collective bargaining agreements for the pilots, mechanics and dispatchers become amendable December 2009, August 2010 and December 2009, respectively.

The Railway Labor Act, which governs labor relations for unions representing airline employees, contains detailed provisions that must be exhausted before work stoppage can occur once a collective bargaining agreement becomes amendable.

Benefit Plan

Mesaba maintains a 401(k) benefit plan for eligible employees of Holdings and Mesaba whereby Holdings or Mesaba will match 25% to 125% of employee contributions to the plan, up to 10% of each employee’s eligible earnings, depending on the employee’s length of service.  Holdings and Mesaba’s contributions to the plan totaled $2.0 million, $1.7 million and $1.6 million in fiscal 2004, 2003 and 2002.

Big Sky maintains a 401(k) benefit plan covering substantially all of its employees whereby Big Sky will match 30% of employee contributions to the plan, up to 5% of each employee’s eligible earnings.  Big Sky’s contribution to the plan was not significant in either fiscal 2004 or 2003.

Stock Appreciation Rights Plan

During fiscal 2004, Mesaba approved a stock appreciation rights (“SAR”) plan for key employees and directors.    The exercise price of each SAR is generally equal to the fair market value of the Company’s common stock at the time of the award.  Cash is paid based on the difference between the fair market value at the date of grant and the date the SAR is exercised.  During fiscal 2004, 715,000 SARs were issued at a weighted average exercise price of $9.81 per SAR with four year vesting and expire in 10-years.  No SARs were exercised or cancelled in fiscal 2004.  No compensation expense was recorded in fiscal 2004 since the SAR’s exercise price exceeded the fair market value of the stock as of March 31, 2004.

Regulatory Matters

Mesaba and Big Sky are parties to ongoing Federal Aviation Administration proceedings arising in the ordinary course of business.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Litigation

The Company is a party to ongoing legal and tax proceedings arising in the ordinary course of business.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Aircraft Leasing Lawsuit

On October 4, 2002, Fairbrook Leasing, Inc., Lambert Leasing, Inc. and Swedish Aircraft Holdings AB (“Saab”) filed a declaratory judgment action against Mesaba relating to 20 Saab 340A aircraft leased by Mesaba.  Saab sought a judicial declaration that the terms of the leases applicable to each of the 340A aircraft are governed by a March 7, 1996 term sheet proposal rather than the short-term leases subsequently executed by the parties.  On December 8, 2003, the Court issued an order declaring that the term sheet proposal constitutes a binding contract that required Mesaba to execute or negotiate in good faith toward the execution of long-term leases on each of the 340A aircraft.  The Court concluded that the term sheet proposal is ambiguous with respect to whether lease extensions contemplated by that document are at Mesaba’s option or Saab’s option.  Mesaba intends to appeal the Court’s summary judgment ruling.  Mesaba also anticipates that Saab will make a claim for damages based upon the Court’s summary judgment ruling.  The parties are also continuing negotiations to settle the dispute and the ultimate outcome cannot be predicted with certainty.

12.       Restructuring Charge:

During September 2001, Mesaba initiated a reduction in personnel because of the impact of the terrorist attacks of September 11, 2001.  Mesaba recorded within “Administrative and other” in the accompanying consolidated statements of operations for fiscal 2002 a pre-tax charge of approximately $1.1 million to cover the expected employee severance and related costs.  The reduction in personnel was completed by September 30, 2001 and affected 382 individuals in all areas of Mesaba.  As of March 31, 2002, Mesaba paid and charged against the liability approximately $0.6 million and reduced the liability by approximately $0.3 million due to the employment of certain terminated employees by others, which terminated further severance payments.  During fiscal 2003, Mesaba charged the remaining $0.2 million against the liability.

13.       Nonoperating Gain:

In April 2003, Congress enacted the Emergency Wartime Supplemental Appropriations Act.  Among other items, the legislation included a $2.3 billion government grant to U.S. airlines.  In accordance with this Act, for the year ended March 31, 2004, Mesaba recognized $2.3 million as “other nonoperating income” and Big Sky recognized $0.3 million as “other nonoperating income” and $0.2 million as a reduction of “administrative and other expense” in the accompanying consolidated statements of operations.

In September 2001, Congress enacted the Air Transportation Safety and System Stabilization Act.  The legislation provided cash grants to U.S. airlines to compensate for “direct and incremental losses” incurred from September 11, 2001, through December 31, 2001.  Mesaba recognized a pre-tax grant of approximately $0.3 million and $12.5 million as “other nonoperating income” in the accompanying consolidated statements of operations in fiscal 2003 and 2002, in accordance with Department of Transportation and applicable authoritative accounting guidance.  Mesaba received approximately $10.6 million in cash in fiscal 2002 and approximately $2.2 million in fiscal 2003.  In addition, Big Sky recognized and received $0.2 million during the period from December 1, 2002 (date of acquisition) to March 31, 2003 under the same program.

14.       Earnings Per Share:

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued.  Stock options and warrants with an exercise price exceeding the fair market value of the Company’s common stock at year-end are considered antidilutive and are excluded from the calculation.  The following table reconciles the number of shares utilized in the earnings per share calculations for the years ended March 31, in thousands, except per share data:

	2004	2003	2002
Net income	$4,673	$4,329	$7,810
For earnings per common share - basic:
Weighted average number of issued shares outstanding	20,334	20,308	20,289
Effect of dilutive securities:
Computed shares outstanding under stock option plans utilizing the treasury stock method	226	49	169
Computed shares outstanding under warrants issued utilizing the treasury stock method	2	—	143

For earnings per common share - diluted:
Weighted average common shares and common share equivalents outstanding	20,562	20,357	20,601
Earnings per share – basic	$0.23	$0.21	$0.38
Earnings per share – diluted	$0.23	$0.21	$0.38

Antidilutive options and warrants	3,522	5,179	6,041

15.       Quarterly Financial Data (Unaudited):

The following is quarterly financial data for the fiscal year ended March 31, 2004, in thousands, except per share data:

	Quarters Ended				Fiscal
	June 30	Sept 30	Dec 31	March 31	Year
Operating revenues	$114,033	$117,462	$115,327	$102,257	$449,079
Operating income (loss)	4,743	6,276	673	(7,369)	4,323
Net income (loss)	3,506	3,934	759	(3,526)	4,673
Earnings (loss) per common share:
Basic	$0.17	$0.19	$0.04	$(0.17)	$0.23
Diluted	$0.17	$0.19	$0.04	$(0.17)	$0.23
Weighted average common shares outstanding:
Basic	20,321	20,323	20,333	20,360	20,334
Diluted	20,322	20,540	20,522	20,360	20,562

The following is quarterly financial data for the fiscal year ended March 31, 2003, in thousands except per share data:

	Quarters Ended				Fiscal
	June 30	Sept 30	Dec 31	March 31	Year
Operating revenues	$113,354	$118,635	$112,821	$112,070	$456,880
Operating income (loss)	6,227	4,947	1,395	(3,941)	8,628
Net income (loss)	1,576	2,371	1,283	(901)	4,329
Earnings (loss) per common share:
Basic	$0.08	$0.12	$0.06	$(0.04)	$0.21	*
Diluted	$0.08	$0.12	$0.06	$(0.04)	$0.21	*
Weighted average common shares outstanding:
Basic	20,298	20,298	20,315	20,321	20,308
Diluted	20,417	20,302	20,315	20,321	20,357

*                 The sum of the earnings (loss) per share for each of the individual quarters does not equal earnings per share for the fiscal year due to rounding.

16.       Subsequent Event:

On June 7, 2004, the Company received verification of a final settlement with the Internal Revenue Service (“IRS”) concerning the IRS’ examination of the Company’s fiscal 1995 and 1996 income tax returns.  As a result of this settlement, the Company will reduce its income tax payable and tax provision by $1.2 million in the first quarter of fiscal 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

MAIR Holdings, Inc.

Minneapolis, Minnesota

We have audited the consolidated financial statements of MAIR Holdings, Inc. (formerly known as Mesaba Holdings, Inc.) and subsidiaries (the “Company”) as of March 31, 2004 and 2003, and for each of the two years in the period ended March 31, 2004, and have issued our report thereon dated June 18, 2004, which report expresses an unqualified opinion and includes an explanatory paragraph relating to the application of procedures relating to certain disclosures of financial statement amounts related to the fiscal 2002 consolidated financial statements that were audited by other auditors who have ceased operations and for which we have expressed no opinion or other form of assurance other than with respect to such disclosures; such consolidated financial statements and report are included elsewhere in this Annual Report on Form 10-K. Our audit also included the fiscal 2004 and 2003 consolidated financial statement schedules of the Company, listed in Item 15.  The fiscal 2004 and 2003 consolidated financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, such fiscal 2004 and 2003 consolidated financial statement schedules, when considered in relation to the basic fiscal 2004 and 2003 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.  The consolidated financial statement schedule for the year ended March 31, 2002 was audited by other auditors who have ceased operations.  Those auditors expressed an opinion, in their report dated May 2, 2002, that such fiscal 2002 consolidated financial statement schedule, when considered in relation to the fiscal 2002 consolidated financial statements taken as a whole, prior to the disclosures referred to above, presented fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

June 18, 2004

NOTICE: THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY
ARTHUR ANDERSEN LLP.  THIS REPORT RELATES TO PRIOR YEARS’ FINANCIAL
STATEMENTS.  THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mesaba Holdings, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Mesaba Holdings, Inc. and Subsidiary included in this Form 10-K and have issued our report thereon dated May 2, 2002.  Our audit was made for forming an opinion on the basic financial statements taken as a whole.  Schedule II, Valuation and Qualifying Accounts, is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota

May 2, 2002

SCHEDULE II

MAIR HOLDINGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balances at Beginning Of Year	Additions Charged To Expenses	Deductions From Reserve		Balances At End Of Year
Allowance for doubtful accounts:
Year Ended March 31, 2004	$389	$601	$64		$926
Year Ended March 31, 2003	990	—	601		389
Year Ended March 31, 2002	400	590	—		990
Accrued severance and related costs:
Year Ended March 31, 2003	229	—	229	*	—
Year Ended March 31, 2002	—	807	578	*	229

*  Represents severance payments.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between the Company and its independent registered public accounting firm.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls Procedures

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and executive officers of the Company is incorporated herein by reference to the descriptions set forth under the caption “Election of Directors” in the Proxy Statement to be issued in connection with the 2004 Annual Meeting of Shareholders (the “2004 Proxy Statement”).

Item 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption “Compensation of Executive Officers” in the 2004 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2004 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption “Certain Transactions” in the 2004 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in the 2004 Proxy Statement.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

Included in Item 8 of Part II of this Annual Report on Form 10-K are the following:  Report of Independent Registered Public Accounting Firm, Report of Independent Public Accountants, Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equity, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements.

(a) (2) Financial Statement Schedules

The information required in Schedule II is included in Item 8 of Part II of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended March 31, 2004:

(a)          Form 8-K filed on February 3, 2004 containing disclosure under Items 5 and 7 regarding an amendment to the Regional Jet Services Agreement with Northwest Airlines, Inc. and the new five year contract with the Air Line Pilots Association.

(b)         Form 8-K filed on February 3, 2004 containing disclosure under Items 7 and 12 regarding the Company’s earnings for the quarter ended December 31, 2003.

(c) Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIR HOLDINGS, INC.

Dated: June 29, 2004	By:	/s/ PAUL F. FOLEY
Paul F. Foley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PAUL F. FOLEY	President and Chief Executive Officer
Paul F. Foley	(Principal Executive Officer) and Director	June 29, 2004

/s/ ROBERT E. WEIL	Vice President, Chief Financial Officer and
Robert E. Weil	Treasurer (Principal Financial Officer)	June 29, 2004

/s/ DONALD E. BENSON*
Donald E. Benson	Director	June 29, 2004

/s/ MICKEY P. FORET*
Mickey P. Foret	Director	June 29, 2004

/s/ PIERSON M. GRIEVE*
Pierson M. Grieve	Director	June 29, 2004

/s/ CARL R. POHLAD*
Carl R. Pohlad	Director	June 29, 2004

/s/ ROBERT C. POHLAD*
Robert C. Pohlad	Director	June 29, 2004

/s/ DOUGLAS M. STEENLAND*
Douglas M. Steenland	Director	June 29, 2004

/s/ RAYMOND W. ZEHR, JR*
Raymond W. Zehr, Jr.	Director	June 29, 2004

*By:	/s/ PAUL F. FOLEY
Paul F. Foley
	Attorney-in-fact	June 29, 2004

EXHIBIT INDEX

Exhibit Number	Document Description

3A	Restated Articles of Incorporation. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed August 27, 2003.
3C	Bylaws. Incorporated by reference to Exhibit 3.2 to the Form S-4, Registration No. 333-22977.
4A	Specimen certificate for shares of the Common Stock of the Company. Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed August 27, 2003.
4B	Common Stock Purchase Warrant dated October 25, 1996 issued to Northwest Airlines, Inc. Incorporated by reference to Exhibit 4A to the Company’s 10-Q for the quarter ended September 30, 1996.
4C	Common Stock Purchase Warrant dated October 17, 1997 issued to Northwest Airlines, Inc. Incorporated by reference to Exhibit 4A to the Company’s 10-Q for the quarter ended September 30, 1997.
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

10I	DOT Certificate of Public Convenience and Necessity dated October 26, 1992. Incorporated by reference to Exhibit 10FF of the Company’s Form 10-K for the year ended March 31, 1993.

Exhibit Number	Document Description

10J	Stock Purchase Agreement between the Company and Carl R. Pohlad dated as of October 18, 1993. Incorporated by reference to Exhibit 10 of the Company’s Form 8-K dated October 19, 1993.
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
10U

Aircraft Hangar Facility Lease Agreement between Metropolitan Airports Commission Minneapolis — St. Paul and Mesaba Aviation, Inc. dated September 30, 2002.  Incorporated by reference to Exhibit 10Y to the Company’s Form 10-Q filed August 14, 2003.

Exhibit Number	Document Description

10V	Lease between Spectrum Investment Group, L.L.C. and Mesaba Aviation, Inc. entered into as of April 25, 2003. Incorporated by reference to Exhibit 10Z to the Company’s Form 10-Q filed August 14, 2003.
10W	Amendment to Regional Jet Services Agreement, dated October 7, 2003. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed October 9, 2003.
10X	Amendment to Regional Jet Services Agreement, dated December 15, 2003. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 15, 2003.
10Y	Amendment to Regional Jet Services Agreement, dated February 2, 2004. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 3, 2004.
14	Code of Ethics. Filed herewith.
21	Subsidiaries. Incorporated by reference to Exhibit 21 to the Company’s Form 10-Q for the quarter ended December 31, 2002.
23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.
23.2	Notice regarding consent of Arthur Andersen LLP. Incorporated by reference to Exhibit 23.2 to the Company’s Form 10-K for the year ended March 31, 2003.
24	Powers of Attorney. Filed herewith.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.