Form 10-Q
period 2004-06-30
MAIR HOLDINGS INC
filed 2004-08-16
CIK 835768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 30, 2004

Common Stock Par value $.01 per share

20,463,609

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q of MAIR Holdings, Inc. (the “Company”) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking and are based upon information currently available to the Company.  The Company, through its officers, directors or employees, may also from time to time make oral forward-looking statements.  Any such statement is qualified by reference to these cautionary statements.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.  Many important factors that could cause such a difference are described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 under the caption “Risk Factors Relating to the Company and the Airline Industry.”

Undue reliance should not be placed on the Company’s forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond the Company’s control.  The Company’s forward-looking statements speak only as of the date on which this report was filed with the United States Securities and Exchange Commission.  Over time, actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by the Company’s forward-looking statements, and such differences might be significant and materially adverse to the Company’s stockholders.

All subsequent written or oral forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified by the factors described above.  The Company assumes no obligation, and disclaims any obligation, to update information contained in this Quarterly Report on Form 10-Q, including forward-looking statements, as a result of facts, events or circumstances after the date of this report, except as required by law in the normal course of its public disclosure practices.

Part I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

MAIR HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	June 30 2004	March 31 2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$50,513	$54,561
Short-term investments	69,168	67,285
Accounts receivable, net of reserves of $838 and $926	29,086	28,453
Inventories, net	9,387	8,664
Prepaid expenses and deposits	7,234	5,381
Deferred income taxes and other	11,383	11,449
Total current assets	176,771	175,793

PROPERTY AND EQUIPMENT
Flight equipment	82,762	81,891
Other property and equipment	43,795	41,901
Less: Accumulated depreciation and amortization	(87,210)	(84,070)
Net property and equipment	39,347	39,722

NONCURRENT ASSETS
Long-term investments	34,082	38,084
Goodwill	2,503	2,503
Other intangible assets, net	3,123	3,224
Other assets, net	7,482	7,994
	$263,308	$267,320

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAIR HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	June 30 2004	March 31 2004

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$16,703	$18,981
Accrued liabilities:
Payroll	14,949	16,724
Maintenance	17,982	20,724
Deferred income	2,454	2,504
Other current liabilities	17,580	17,124
Total current liabilities	69,668	76,057

OTHER NONCURRENT LIABILITIES	5,889	6,334

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, no specified par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 20,463,609 and 20,375,372 shares issued and outstanding	205	204
Paid-in capital	53,076	52,995
Warrants	16,500	16,500
Accumulated other comprehensive income (loss)	(121)	46
Retained earnings	118,091	115,184
Total shareholders’ equity	187,751	184,929
	$263,308	$267,320

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAIR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(Unaudited)

	Three Months Ended June 30
	2004	2003
OPERATING REVENUES:
Passenger	$100,968	$106,762
Freight and other	8,731	7,271
Total operating revenues	109,699	114,033

OPERATING EXPENSES:
Wages and benefits	35,300	35,228
Aircraft fuel	5,111	5,717
Aircraft maintenance	20,426	18,380
Aircraft rents	25,032	26,778
Landing fees	1,769	1,765
Insurance and taxes	2,073	2,827
Depreciation and amortization	3,753	4,499
Administrative and other	13,637	14,096
Total operating expenses	107,101	109,290
Operating income	2,598	4,743

NONOPERATING INCOME (EXPENSE):
Interest income and other	385	359
Interest expense	(18)	(26)
Government grant income	—	2,646
Nonoperating income, net	367	2,979
Income before provision for income taxes	2,965	7,722

PROVISION FOR INCOME TAXES	58	4,216
NET INCOME	$2,907	$3,506

NET INCOME PER SHARE:
Earnings per common share - basic	$0.14	$0.17
Earnings per common share - diluted	$0.14	$0.17

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,452	20,321
Diluted	20,976	20,322

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAIR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended June 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,907	$3,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,753	4,499
Amortization of investments	521	358
Amortization of deferred credits	(412)	(649)
Stock-based compensation	(740)	—
Changes in current operating items:
Accounts receivable	(633)	5,612
Inventories	(723)	(665)
Prepaid expenses and deposits	(1,853)	(625)
Accounts payable and other	(5,676)	3,097
Net cash provided by (used in) operating activities	(2,856)	15,133

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(10,200)	(18,825)
Sales of investments	11,482	6,807
Purchases of property and equipment	(2,971)	(2,441)
Net cash used in investing activities	(1,689)	(14,459)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of other noncurrent liabilities	(33)	(44)
Proceeds from issuance of common stock	530	—
Net cash provided by (used in) financing activities	497	(44)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,048)	630

CASH AND CASH EQUIVALENTS:
Beginning of period	54,561	62,140
End of period	$50,513	$62,770

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$21	$25
Income taxes	$463	$132

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAIR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The consolidated financial statements included herein have been prepared by MAIR Holdings, Inc. (the “Company” or “Holdings”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements.  The Company’s business is seasonal and, accordingly, interim results are not indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended March 31, 2004, and the notes thereto, included in the Company’s Annual Report on Form 10-K as filed with the SEC.

1.               Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mesaba Aviation, Inc. (“Mesaba”) and Big Sky Transportation Co. (“Big Sky”).  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Certain balances in the fiscal 2004 consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation.  These reclassifications had no impact on net income or shareholders’ equity as previously reported.

2.               Business

Mesaba

Mesaba operates as a regional air carrier providing scheduled passenger service as “Mesaba Airlines/Northwest Airlink” and “Mesaba Airlines/Northwest Jet Airlink” under two separate agreements with Northwest Airlines, Inc., a wholly-owned indirect subsidiary of Northwest Airlines Corporation (“Northwest”).  As of June 30, 2004, Mesaba served 109 cities in the United States and Canada from Northwest’s hub airports located in Minneapolis/St. Paul, Detroit and Memphis.

Under the Airline Services Agreement (the “Airlink Agreement”), Mesaba operates Saab 340 jet-prop aircraft (“Saab”) for Northwest.  This agreement provides for exclusive rights to designated service areas and extends through June 30, 2007.  Under the Airlink Agreement, Mesaba recognizes revenue for each completed “available seat mile” (“ASM”) (the number of seats available for passengers, multiplied by the number of miles those seats are flown).  Under the Airlink Agreement, Mesaba purchases fuel, ground handling and other services from Northwest.  Mesaba paid Northwest $8.2 million and $6.9 million for these services for the three months ended June 30, 2004 and 2003.  Either Northwest or Mesaba may terminate the Airlink Agreement on 365 days notice or it may be terminated immediately by either party for certain provisions provided for in the Airlink Agreement.

Under the Regional Jet Services Agreement (the “Jet Agreement”), Mesaba operates Avro RJ85 regional jets (“RJ85”) for Northwest that extends through April 25, 2007.  Under the Jet Agreement, Mesaba recognizes revenue for each “block hour” flown (the elapsed time between aircraft departing and arriving at a gate).  Under the Jet Agreement, Northwest provides fuel and airport and passenger related services at Northwest’s expense.  The Jet Agreement may be terminated immediately by Mesaba or Northwest in accordance with certain provisions provided for in the Jet Agreement.

Under the agreements, all Mesaba flights appear in Northwest’s schedules and Mesaba receives ticketing and certain check-in, baggage and freight-handling services from Northwest at certain airports.  Mesaba also benefits from its relationship with Northwest through advertising and marketing programs.  The Airlink and Jet Agreements provide for certain incentive payments from Northwest to Mesaba based on achievement of certain operational or financial goals.  Such incentives totaled

$1.2 million and $1.8 million for the three months ended June 30, 2004 and 2003, and are included in passenger revenues in the accompanying consolidated statements of operations.  Approximately 80.1% and 74.4% of the June 30, 2004 and March 31, 2004 accounts receivable balances in the accompanying consolidated balance sheets were due from Northwest.  Substantially all of Mesaba’s operating revenue was from Northwest.  As of June 30, 2004 and March 31, 2004, Mesaba owed Northwest zero and $1.0 million, primarily for fuel.

Cancellation of the Airlink or Jet Agreements or Northwest’s failure to make timely payment of amounts owed to Mesaba or to otherwise materially perform under the Airlink or Jet Agreements would have a material adverse effect on Mesaba’s and the Company’s operations, financial position and cash flows.  Northwest and Mesaba review contract compliance on a periodic basis.

Big Sky

Big Sky operates as a regional air carrier based in Billings, Montana, primarily providing scheduled passenger, airfreight, express package and charter services.  As of June 30, 2004, Big Sky provided scheduled air service to 19 communities in Montana, North Dakota, Washington and Idaho.  Big Sky operates daily scheduled flights providing interline and online connecting services and local market services.  Big Sky also has code-sharing agreements with Alaska Airlines, America West Airlines and Northwest, where its services are marketed jointly with those air carriers for connecting flights.  Big Sky participates in the Essential Air Service (“EAS”) program with the U.S. Department of Transportation (“DOT”).  The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service based on its passenger traffic.  The DOT pays EAS subsidies for each departure in a covered market.  Big Sky purchased fuel from Northwest for $0.4 million for the three months ended June 30, 2004 and 2003.

3.               Goodwill and Other Intangibles

In December 2002, the Company acquired Big Sky for $3.2 million, net of cash acquired of $0.3 million.  The excess of the Big Sky purchase price over the fair market value of the net assets acquired was allocated to certain identifiable intangible assets, including Big Sky’s pilot labor contract and an air carrier certificate, and to goodwill.  Goodwill and other intangible assets and related accumulated amortization were as follows, in thousands:

	June 30, 2004			March 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived assets:
Air carrier certificate	$925		$925	$925		$925
Goodwill	2,503		2,503	2,503		2,503
Amortizable intangible asset:
Pilot labor contract	2,840	(642)	2,198	2,840	(541)	2,299
	$6,268	$(642)	$5,626	$6,268	$(541)	$5,727

The amortizable intangible asset is amortized over its estimated period of benefit.  Intangible asset amortization expense for the three months ended June 30, 2004 and 2003 was $0.1 million.  The recoverability of goodwill and the intangible assets are evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amounts.  The Company continues to monitor the recoverability of goodwill and the intangible assets at Big Sky, particularly in light of its recent operating performance.

4.               Investments

Investments consist principally of municipal securities and are classified as available-for-sale.  Fair value of investments is determined based on quoted market prices.  Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.  The Company classifies investments with an original maturity date of more than 90 days that mature within one year as short-term and greater than one year as long-term.

Amortized cost, gross unrealized gains and losses and fair value of investments classified as debt securities available-for- sale were as follows, in thousands:

	June 30, 2004	March 31, 2004
Amortized cost	$103,478	$105,280
Gross unrealized gains	19	127
Gross unrealized losses	(247)	(38)
Fair value	$103,250	$105,369

For the three months ended June 30, 2004 and 2003, gross realized gains and losses were insignificant as the Company generally held the fully amortized bonds to maturity.

5.               Stock Options

The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company has issued stock options to key employees and directors.  As such, the Company records compensation expense for stock options and awards only if the exercise price is less than the fair market value of the stock on the measurement date.

For purposes of the pro forma disclosures of compensation expense under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company uses the Black-Scholes option model to estimate the fair value of options not subject to variable plan accounting.

The following information summarizes the pro forma effects assuming compensation for such awards had been recorded based upon the estimated fair value for the periods ended June 30, in thousands, except per share information:

	Three Months Ended June 30
	2004	2003
Net income as reported	$2,907	$3,506
Deduct: Stock-based employee compensation expense reduction included in reported net income, net of related tax effects	(426)	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(474)	(304)
Pro forma net income	$2,007	$3,202

Earnings per share – basic:
As reported	$0.14	$0.17
Pro forma	$0.10	$0.16
Earnings per share – diluted:
As reported	$0.14	$0.17
Pro forma	$0.10	$0.16

In December 2002, the Company repriced stock options to purchase 745,000 shares of the Company’s common stock with exercise prices ranging from $9.05 to $18.00 to an exercise price of $5.97, which represented the fair market value on the date of the repricing.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” the Company has adopted variable plan accounting for these options from the date of the repricing.  The Company recorded a reduction to compensation expense of $0.7 million and zero for the three months ended June 30, 2004 and 2003 as a result of the repricing.

6.               Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued.  Stock options and warrants with an exercise price exceeding the fair market value of the Company’s common stock are considered antidilutive and are excluded from the calculation.

The following table reconciles the number of shares utilized in the consolidated earnings per share calculations for the three months ended June 30, in thousands, except per share information:

	Three Months Ended June 30
	2004	2003
Net income	$2,907	$3,506
For earnings per common share – basic:
Weighted average number of issued shares outstanding	20,452	20,321
Effect of dilutive securities:
Computed shares outstanding under the Company’s stock option plan utilizing the treasury stock method	387	1
Computed shares outstanding under warrants issued utilizing the treasury stock method	137	—
For earnings per common share – diluted:
Weighted average common shares and common share equivalents outstanding	20,976	20,322
Earnings per share – basic	$0.14	$0.17
Earnings per share – diluted	$0.14	$0.17

Antidilutive options and warrants	3,505	5,219

7.               Consolidated Comprehensive Income

The following table presents the calculation of comprehensive income.  Comprehensive income has no impact on reported net income.  The components of comprehensive income for the periods ended June 30 are as follows, in thousands:

	Three Months Ended June 30
	2004	2003
Net income	$2,907	$3,506
Unrealized gains (losses) on investments classified as available for sale, net of tax	(167)	—
Comprehensive income	$2,740	$3,506

8.               Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  SFAS No. 131 establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers.  The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  Operating segment information for Mesaba, Big Sky and Holdings for the three months ended June 30 were as follows, in thousands:

	Mesaba	Big Sky	Holdings and Eliminations	Consolidated
Three Months Ended June 30, 2004:
Operating revenues	$106,090	$3,609	$—	$109,699
Depreciation and amortization	3,542	207	4	3,753
Interest expense	—	77	(59)	18
Income (loss) before income taxes	2,720	(1,089)	1,334	2,965
Capital expenditures	2,936	35	—	2,971
Total assets at end of period	121,167	10,097	132,044	263,308
Three Months Ended June 30, 2003:
Operating revenues	109,869	4,164	—	114,033
Depreciation and amortization	4,305	191	3	4,499
Interest expense	—	26	—	26
Income (loss) before income taxes	7,771	(474)	425	7,722
Capital expenditures	2,434	7	—	2,441
Total assets at end of period	117,194	10,890	123,698	251,782

9.               Nonoperating Gain

In April 2003, Congress enacted the Emergency Wartime Supplemental Appropriations Act.  Among other items, the legislation included a $2.3 billion government grant to U.S. airlines.  In accordance with this Act, for the three months ended June 30, 2003, Mesaba recognized $2.3 million as “nonoperating income” and Big Sky recognized $0.3 million as “nonoperating income” and $0.2 million as a reduction of “administrative and other expense” in the accompanying consolidated statements of operations.

10.         Income Taxes

During the first quarter of fiscal 2005, the Company received verification of a final settlement with the Internal Revenue Service (“IRS”) concerning the IRS’ examination of the Company’s fiscal 1995 and 1996 income tax returns.  As a result of this settlement, the Company reduced its income tax payable and tax provision by $1.2 million in the first quarter of fiscal 2005.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 and 2003

The Company’s consolidated net income for the quarter ended June 30, 2004 was $2.9 million, or $0.14 per diluted share, compared with net income of $3.5 million, or $0.17 per diluted share, for the quarter ended June 30, 2003.  Comparative information on operations for the three months ended June 30 were as follows:

Mesaba

Mesaba’s operating statistics for the three months ended June 30 were as follows:

	2004	2003
Passengers	1,396,338	1,451,280
Available seat miles (000’s)	714,716	714,550
Revenue passenger miles (000’s)	480,199	437,286
Load factor	67.2%	61.2%
Departures	50,421	56,015
Revenue per ASM	$0.148	$0.154
Cost per ASM	$0.145	$0.146
Aircraft in service (average)	97	106

Mesaba Operating Revenues  Total operating revenues decreased in the first quarter of fiscal 2005 to $106.1 million from $109.9 million in the prior year quarter primarily due to the removal of six Saab A model aircraft from the fleet and the temporary grounding of five RJ85s.  All five of the RJ85s were returned to service by the end of June 2004.

Mesaba Operating Expenses  Total operating expenses decreased 1.1% in the first quarter of fiscal 2005 to $103.3 million from $104.5 million in the prior year quarter.  Mesaba’s operating costs per ASM for the three months ended June 30 were as follows:

	2004		2003
Wages and benefits	4.8	¢	4.7	¢
Aircraft fuel	0.6		0.7
Aircraft maintenance	2.8		2.5
Aircraft rents	3.4		3.6
Landing fees	0.2		0.2
Insurance and taxes	0.2		0.4
Depreciation and amortization	0.5		0.6
Administrative and other	2.0		1.9
Total	14.5	¢	14.6	¢

Wages and benefits increased 3.9% to $34.1 million in the first quarter of fiscal 2005 from $32.8 million in the first quarter of fiscal 2004 primarily due to an accrual of $1.1 million for contributions to be made to Mesaba’s 401(k) benefit plan and the impact of higher pilot wages under their new contract signed in January 2004, which were slightly offset by a reduction in health and dental claims costs.

Aircraft fuel decreased 10.8% to $4.6 million in the first quarter of fiscal 2005 from $5.1 million in the first quarter of fiscal 2004 due primarily to a reduction in the number of Saab block hours flown and favorable rates of fuel burn.  Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices.  Mesaba’s actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon for both periods.  Northwest is responsible for fuel for Mesaba’s RJ85 operations.

Aircraft maintenance, excluding wages and benefits, increased 11.5% to $19.7 million in the first quarter of fiscal 2005 from $17.7 million in the first quarter of fiscal 2004 due to the outsourcing of heavy maintenance and costs incurred to continue to maintain the fleet as it ages.  The increase was offset by a $0.3 million reduction to a prior accrual for required maintenance on the returned Saab aircraft.

Aircraft rents decreased 6.4% to $24.5 million in the first quarter of fiscal 2005 from $26.2 in the first quarter of fiscal 2004 due to the return of Saab aircraft and the temporary grounding of the five RJ85 aircraft.

Landing fees remained relatively constant quarter-over-quarter due to a reduction in Saab departures offset by increased rates.  Northwest provides landing fees for Mesaba’s RJ85 operations.

Insurance and taxes decreased 33.1% to $1.8 million in the first quarter of fiscal 2005 from $2.6 million in the first quarter of fiscal 2004 due primarily to the recognition of favorable property tax credits and lower insurance rates.

Depreciation and amortization decreased 17.7% to $3.5 million in the first quarter of fiscal 2005 compared to $4.3 million in the first quarter of fiscal 2004 due primarily to reduced capital spending over the last several years.  The reduction is because fewer capital expenditures are required to maintain the fleet versus investing in the infrastructure to grow the fleet in previous years.

Administrative and other expenses decreased 4.6% to $13.4 million in the first quarter of fiscal 2005 compared to $14.1 million in the first quarter of fiscal 2004 due to reductions in the levels of outsourced ground handling of Mesaba aircraft, outside legal and professional fees, pilot training costs and crew travel expenses.

Big Sky

Big Sky’s operating statistics for the three months ended June 30 were as follows:

	2004	2003
Passengers	21,174	27,877
Available seat miles (000’s)	15,241	21,582
Revenue passenger miles (000’s)	5,491	7,319
Load factor	36.0%	33.9%
Departures	4,888	6,804
Revenue per ASM	$0.237	$0.193
Cost per ASM	$0.305	$0.224
Aircraft in service (average)	12	15

Big Sky Operating Revenues  Total operating revenues decreased 13.3% to $3.6 million in the first quarter of fiscal 2005 from $4.2 million in the prior year quarter due to a reduction in operations from 15 aircraft to 12 year-over-year.

Big Sky Operating Expenses  Total operating expenses decreased 3.9% in the in the first quarter of fiscal 2005 to $4.6 million from $4.8 million in the prior year quarter due to a decrease in the variable costs related to the reduction in operations.

Consolidated

Nonoperating Income (Expense)  Nonoperating income decreased to $0.4 million in the first quarter of fiscal 2005 from income of $3.0 million for the prior year quarter primarily due to the receipt of $2.6 million in fiscal 2004 related to government reimbursements of security costs under the Emergency Wartime Appropriations Act.

Provision for Income Taxes  The Company’s effective tax rate was 2.0% for the first quarter of fiscal 2005 as compared to 54.6% in the prior year quarter.  During the first quarter of fiscal 2005, the Company received verification of a final settlement with the Internal Revenue Service (“IRS”) concerning the IRS’ examination of the Company’s fiscal 1995 and 1996 income tax returns.  As a result of this settlement, the Company reduced its income tax payable and tax provision by

$1.2 million in the first quarter of fiscal 2005.  Without this one-time adjustment, the Company’s effective tax rate would have been 42.4%.  The Company adjusts its effective tax rate quarterly based on forecasted operating results for the fiscal year.  The rate is affected principally by the level of nondeductible expenses relative to projected taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investments decreased 3.9% to $153.8 million at June 30, 2004 from $159.9 million at March 31, 2004.  The Company’s working capital increased to $107.1 million with a current ratio of 2.5 at June 30, 2004 compared to $99.7 million and 2.3 at March 31, 2004.

Investments consist principally of municipal securities and are classified as available-for-sale.  Fair value of investments is determined based on quoted market prices.  Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.  The Company classifies investments with an original maturity date of more than 90 days that mature within one year as short-term and greater than one year as long-term.

Approximately 80.1% of the Company’s accounts receivable balance as of June 30, 2004 was due from Northwest.  Cancellation of the Airlink or Jet Agreements or Northwest’s failure to make timely payment of amounts owed to Mesaba or to otherwise materially perform under the Airlink or Jet Agreements for any reason would have a material adverse effect on Mesaba and the Company’s operations,  financial position and cash flows.

As of June 30, 2004, Mesaba’s fleet consisted of 99 aircraft covered under operating leases with remaining terms of up to 12 years and aggregate monthly lease payments of approximately $8.8 million.  Mesaba leases or subleases its Saab aircraft, either directly from aircraft leasing companies, through Pinnacle Airlines Corp. under operating leases with initial terms of up to seven years or through subleases with Northwest under operating leases with initial terms of up to 17 years.  Mesaba leases its RJ85 aircraft from Northwest under operating leases with initial terms of up to 10 years.  Mesaba believes that its revenues from the Airlink and Jet Agreements will continue to be sufficient to fund its aircraft lease obligations.  If the Airlink Agreement terminates, then the Saab aircraft leases will simultaneously terminate.  Likewise, if the Jet Agreement terminates, then the RJ85 aircraft leases will simultaneously terminate.

As of June 30, 2004, Big Sky’s fleet consisted of 12 aircraft covered under operating leases with remaining terms of four months to 32 months and aggregate monthly lease payments of approximately $0.2 million.  Big Sky leases 11 of its aircraft from leasing companies and one aircraft from a municipality under operating leases with initial terms of up to six years.  Five of the leases allow Big Sky to return the aircraft to the lessor upon the occurrence of certain events and contain purchase options.  Funding of the monthly minimum lease payments is dependent on continued passenger boardings and ultimately Big Sky’s operations.

The Company’s airline fleet operating leases do not contain any guaranteed lease residual provisions for which there would be a potential contingency at the termination of the lease period.

Cash and cash equivalents decreased 7.4% to $50.5 million at June 30, 2004 from $54.6 million at March 31, 2003.  A summary of cash flow activity is as follows:

Operating Activities

Net cash used in operations for the three months ended June 30, 2004 was $2.9 million.  The primary sources of cash were from operations, which generated $2.9 million of net income and $3.1 million of non-cash items, primarily depreciation and amortization.  The primary use of cash was $8.9 million of payments for current operating items.

Investing Activities

Net cash used by investing for the three months ended June 30, 2004 was $1.7 million.  Cash that was generated from the sale of investments and cash on hand were the sources for investing activities.  The investing activities were net sales of short and long-term investments of $1.3 million and purchases of property, plant and equipment of $3.0 million.

Financing Activities

Net cash provided by financing for the three months ended June 30, 2004 was $0.5 million.  This was primarily due to the issuance of Company common stock upon the exercise of stock options.

Outlook

The Company has historically relied on cash and cash equivalents, investments and internally generated funds to support its working capital requirements.  Absent adverse factors outside the control of the Company, management believes current liquidity and funds from operations will be adequate resources for meeting current operations and non-aircraft capital needs for the remainder of fiscal 2005.

For the remainder of fiscal 2005, the Company estimates year-over-year ASMs at Mesaba to be essentially flat in the second and third quarters and up approximately 15% in the fourth quarter.  The projected increase for the fourth fiscal quarter is due to the airline shutdown for two days during final pilot contract negotiations and five RJ85s temporarily removed from scheduled service in the fourth quarter of fiscal 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes.  The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company has identified its critical accounting policies to include those discussed in the following paragraphs.  The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions.  See Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended March 31, 2004, for additional discussion of these items.

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

Goodwill and Other Intangible Assets—The excess of the Big Sky purchase price over the fair market value of the net assets acquired was allocated to certain identifiable intangible assets, including Big Sky’s pilot labor contract and its air carrier certificate and goodwill.  The recoverability of goodwill and other intangible assets are evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amounts.  The evaluation includes future cash flow projections, strategic modeling and other management assumptions.  During the fourth quarter of fiscal 2004, the Company completed its annual impairment test of goodwill and other intangible assets and determined that no impairment charge was necessary.  The Company continues to monitor the recoverability of goodwill and the intangible assets at Big Sky, particularly in light of its recent operating performance.

Income Taxes—The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates.  In the event that there is a significant unusual or one-time item recognized, or expected to be recognized, in the Company’s operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.  Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions.  The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, certain positions are likely to be challenged and that it may not succeed.  The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit.  The effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as related interest.  This rate is then applied to the Company’s quarterly operating results.

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

The Company’s investment policy requires purchasing investments with high credit quality issuers and limits the amount of credit exposure to any one issuer.  The Company’s investments principally consist of municipal securities with varying maturity dates, all of which are two years or less.  Because of the credit criteria of the Company’s investment policies, the primary market risk associated with these investments is interest rate risk.  The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates.

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

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 4, 2002, Fairbrook Leasing, Inc., Lambert Leasing, Inc. and Swedish Aircraft Holdings AB (“Saab”) filed a declaratory judgment action against Mesaba relating to 20 Saab 340A aircraft leased by Mesaba.  Saab sought a judicial declaration that the terms of the leases applicable to each of the 340A aircraft are governed by a March 7, 1996 term sheet proposal rather than the short-term leases subsequently executed by the parties.  On December 8, 2003, the Court issued an order declaring that the term sheet proposal constitutes a binding contract that required Mesaba to execute or negotiate in good faith toward the execution of long-term leases on each of the 340A aircraft.  The Court concluded that the term sheet proposal is ambiguous with respect to whether lease extensions contemplated by that document are at Mesaba’s option or Saab’s option.  On August 13, 2004, Saab filed a complaint in the United States District Court for the District of Minnesota alleging damages in the form of aircraft lease payments they contend are due or will become due based upon the District Court’s summary judgment ruling in the declaratory judgment action. Plaintiffs allege approximately $35 million in past due and future aircraft lease obligations. Mesaba has appealed the District Court’s summary judgment ruling and contends that it has fulfilled and will continue to fulfill its existing lease obligations.  The parties are continuing negotiations to settle the dispute and the ultimate outcome cannot be predicted with certainty.

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

(b)          Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended June 30, 2004:

(a)          Form 8-K filed on May 12, 2004 containing disclosure under Items 7 and 12 regarding the Company’s earnings for the fiscal quarter and year ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

MAIR Holdings, Inc.

Dated: August 16, 2004	By:	/s/ Robert E. Weil
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