Form 10-Q
period 2004-09-30
MAIR HOLDINGS INC
filed 2004-11-15
CIK 835768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 29, 2004

Common Stock Par value $.01 per share

20,482,609

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q of MAIR Holdings, Inc. (the “Company”) under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking and are based upon information currently available to the Company.  The Company, through its officers, directors or employees, may also from time to time make oral forward-looking statements.  Any such statement is qualified by reference to these cautionary statements.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.  Many important factors that could cause such a difference are described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 under the caption “Risk Factors Relating to the Company and the Airline Industry.”

Undue reliance should not be placed on the Company’s forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond the Company’s control.  The Company’s forward-looking statements speak only as of the date on which this report was filed with the United States Securities and Exchange Commission.  Over time, actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by the Company’s forward-looking statements, and such differences might be significant and materially adverse to the Company’s shareholders.

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

Part I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

MAIR HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	September 30	March 31
	2004	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$58,266	$54,561
Short-term investments	70,231	67,285
Accounts receivable, net of reserves of $634 and $926	26,969	28,453
Inventories, net	10,359	8,664
Prepaid expenses and deposits	6,790	5,381
Deferred income taxes and other	11,166	11,449
Total current assets	183,781	175,793

PROPERTY AND EQUIPMENT:
Flight equipment	83,761	81,891
Other property and equipment	44,724	41,901
Less: Accumulated depreciation and amortization	(89,874)	(84,070)
Net property and equipment	38,611	39,722

NONCURRENT ASSETS:
Long-term investments	37,656	38,084
Goodwill	2,503	2,503
Other intangible assets, net	3,022	3,224
Other assets, net	7,052	7,994
	$272,625	$267,320

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAIR HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except share information)

(Unaudited)

	September 30	March 31
	2004	2004
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,357	$18,981
Accrued liabilities:
Payroll	15,840	16,724
Maintenance	18,526	20,724
Deferred income	2,611	2,504
Other current liabilities	18,308	17,124
Total current liabilities	74,642	76,057

OTHER NONCURRENT LIABILITIES	5,428	6,334

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Undesignated preferred stock, no specified par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 20,482,609 and 20,375,372 shares issued and outstanding	205	204
Paid-in capital	53,041	52,995
Warrants	16,500	16,500
Accumulated other comprehensive income (loss)	(63)	46
Retained earnings	122,872	115,184
Total shareholders' equity	192,555	184,929
	$272,625	$267,320

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAIR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2004	2003	2004	2003
OPERATING REVENUES:
Passenger	$107,736	$109,683	$208,704	$216,445
Freight and other	10,377	7,779	19,108	15,050
Total operating revenues	118,113	117,462	227,812	231,495

OPERATING EXPENSES:
Wages and benefits	36,537	36,555	71,837	71,783
Aircraft fuel	5,420	5,759	10,531	11,476
Aircraft maintenance	21,315	20,575	41,741	38,955
Aircraft rents	25,722	26,764	50,754	53,542
Landing fees	1,810	1,805	3,579	3,570
Insurance and taxes	2,331	2,671	4,404	5,498
Depreciation and amortization	3,355	4,334	7,108	8,833
Administrative and other	14,047	12,723	27,684	26,819
Total operating expenses	110,537	111,186	217,638	220,476
Operating income	7,576	6,276	10,174	11,019

NONOPERATING INCOME (EXPENSE):
Interest income and other	548	381	933	740
Interest expense	(16)	(21)	(34)	(47)
Government grant income				2,646
Nonoperating income, net	532	360	899	3,339
Income before provision for income taxes	8,108	6,636	11,073	14,358

PROVISION FOR INCOME TAXES	3,327	2,702	3,385	6,918
NET INCOME	$4,781	$3,934	$7,688	$7,440

NET INCOME PER SHARE:
Earnings per common share - basic	$0.23	$0.19	$0.38	$0.37
Earnings per common share - diluted	$0.23	$0.19	$0.37	$0.36

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,471	20,323	20,462	20,322
Diluted	20,947	20,540	20,960	20,414

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAIR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended September 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,688	$7,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,108	8,833
Amortization of investments	1,030	814
Amortization of deferred credits	(838)	(1,219)
Stock-based compensation	(719)	490
Changes in current operating items:
Accounts receivable	1,484	10,334
Inventories	(1,695)	278
Prepaid expenses and deposits	(1,409)	(955)
Accounts payable and other	(655)	9,031
Net cash provided by operating activities	11,994	35,046

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(33,549)	(41,351)
Sales of investments	29,795	21,791
Purchases of property and equipment	(5,115)	(4,793)
Net cash used in investing activities	(8,869)	(24,353)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of other noncurrent liabilities	(67)	(100)
Proceeds from issuance of common stock	647	15
Net cash provided by (used in) financing activities	580	(85)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,705	10,608

CASH AND CASH EQUIVALENTS:
Beginning of period	54,561	62,140
End of period	$58,266	$72,748

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$38	$47
Income taxes	$3,488	$347

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

2.        Business

Mesaba

Mesaba operates as a regional air carrier providing scheduled passenger service as “Mesaba Airlines/Northwest Airlink” and “Mesaba Airlines/Northwest Jet Airlink” under two separate agreements with Northwest Airlines, Inc., a wholly owned indirect subsidiary of Northwest Airlines Corporation (“Northwest”).  As of September 30, 2004, Mesaba served 104 cities in the United States and Canada from Northwest’s hub airports located in Minneapolis/St. Paul, Detroit and Memphis.

Under the Airline Services Agreement (the “Airlink Agreement”), Mesaba operates Saab 340 jet-prop aircraft (“Saab”) for Northwest.  This agreement provides for exclusive rights to designated service areas through June 30, 2007.  Under the Airlink Agreement, Mesaba recognizes revenue for each completed “available seat mile” (“ASM”) (the number of seats available for passengers, multiplied by the number of miles those seats are flown).  Under the Airlink Agreement, Mesaba purchases fuel, ground handling and other services from Northwest.  Mesaba’s cost of fuel, including taxes and pumping fees, is 83.5 cents per gallon.  Mesaba paid Northwest $9.9 million and $7.6 million for these services for the three months ended September 30, 2004 and 2003.  Mesaba paid Northwest $18.2 million and $14.5 million for these services for the six months ended September 30, 2004 and 2003.  Either Northwest or Mesaba may terminate the Airlink Agreement on 365 days notice or it may be terminated immediately by either party for certain provisions provided for in the Airlink Agreement.

Under the Regional Jet Services Agreement (the “Jet Agreement”), Mesaba operates Avro RJ85 regional jets (“RJ85”) for Northwest through April 25, 2007.  Under the Jet Agreement, Mesaba recognizes revenue for each “block hour” flown (the elapsed time between aircraft departing and arriving at a gate).  Under the Jet Agreement, Northwest provides fuel and airport and passenger related services at Northwest’s expense.  The Jet Agreement may be terminated immediately by Mesaba or Northwest in accordance with certain provisions provided for in the Jet Agreement.

Under the agreements, all Mesaba flights appear in Northwest’s schedules and Mesaba receives ticketing and certain check-in, baggage and freight-handling services from Northwest at certain airports.  Mesaba also benefits from its relationship with Northwest through advertising and marketing programs.  The Airlink and Jet Agreements provide for certain incentive payments from Northwest to Mesaba based on achievement of certain operational or financial goals.  Such incentives totaled $1.9 million and $0.7 million for the three months ended September 30, 2004 and 2003.  Incentives totaled $3.1 million and $2.5 million for the six months ended September 30, 2004 and 2003.  The incentive payments are included in passenger revenues in the accompanying consolidated statements of operations.  Approximately $23.1 million or 85.7% and $21.1 million or 74.1% of the September 30, 2004 and March 31, 2004 accounts receivable balances in the accompanying consolidated balance sheets were due from Northwest.  Substantially all of Mesaba’s operating revenue was from Northwest.  As of September 30, 2004 and March 31, 2004, Mesaba owed Northwest less than $0.1 million and $1.0 million, primarily for fuel.

Cancellation of the Airlink or Jet Agreements or Northwest’s failure to make timely payment of amounts owed to Mesaba or to otherwise materially perform under the Airlink or Jet Agreements would have a material adverse effect on Mesaba’s and the Company’s operations, financial position and cash flows.  Northwest and Mesaba review contract compliance on a periodic basis.

Big Sky

Big Sky operates as a regional air carrier based in Billings, Montana, primarily providing scheduled passenger, airfreight, express package and charter services.  As of September 30, 2004, Big Sky provided scheduled air service to 18 communities in Montana, North Dakota, Washington and Idaho.  Big Sky operates daily scheduled flights providing interline and online connecting services and local market services.  Big Sky also has code-sharing agreements with Alaska Airlines, America West Airlines and Northwest, where its services are marketed jointly with those air carriers for connecting flights.  Big Sky participates in the Essential Air Service ("EAS") program with the U.S. Department of Transportation ("DOT").  The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service based on its passenger traffic.  The DOT pays EAS subsidies for each departure in a covered market.  Big Sky purchased fuel from Northwest for $0.5 million for the three months ended September 30, 2004 and 2003.  Big Sky purchased fuel from Northwest for $0.9 million for the six months ended September 30, 2004 and 2003.

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

	September 30, 2004			March 31, 2004
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Indefinite-lived assets:
Air carrier certificate	$925		$925	$925		$925
Goodwill	2,503		2,503	2,503		2,503
Amortizable intangible asset:
Pilot labor contract	2,840	(743)	2,097	2,840	(541)	2,299
	$6,268	$(743)	$5,525	$6,268	$(541)	$5,727

The amortizable intangible asset is amortized over its estimated period of benefit.  Intangible asset amortization expense for the three and six months ended September 30, 2004 and 2003 was $0.1 million and $0.2 million.  Goodwill and the intangible assets are evaluated for impairment annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amounts.  The evaluation includes future cash flow projections, strategic modeling and other management assumptions.  During the fourth quarter of fiscal 2004, the Company completed its annual impairment test of goodwill and other intangible assets and determined that no impairment charge was necessary.  The Company continues to monitor goodwill and the intangible assets at Big Sky for impairment, particularly in light of its recent operating performance.

4.        Investments

Investments consist principally of municipal securities and are classified as available-for-sale.  Fair value of investments is determined based on quoted market prices.  Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.  The Company classifies investments with an original maturity date of less than 90 days as cash equivalents.  Investments with an original maturity date of more than 90 days that mature within one year are classified as short-term investments and greater than one year as long-term investments.  As of September 30, 2004 and March 31, 2004, cash, cash equivalents, short-term and long-term investments totaled $166.2 million and $159.9 million.

Amortized cost, gross unrealized gains and losses and fair value of short and long-term investments classified as debt securities available-for-sale were as follows, in thousands:

	September 30, 2004	March 31, 2004
Amortized cost	$108,004	$105,280
Gross unrealized gains	41	127
Gross unrealized losses	(158)	(38)
Fair value	$107,887	$105,369

For the three and six months ended September 30, 2004 and 2003, gross realized gains and losses were insignificant as the Company generally held the fully amortized bonds to maturity.

5.        Stock Options

The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company has issued stock options to key employees and directors.  As such, the Company records compensation expense for stock options and awards only if the exercise price is less than the fair market value of the stock on the measurement date.

For purposes of the pro forma disclosures of compensation expense under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company uses the Black-Scholes option model to estimate the fair value of options not subject to variable plan accounting.

The following information summarizes the pro forma effects assuming compensation for such awards had been recorded based upon the estimated fair value for the periods ended September 30, in thousands, except per share information:

	Three Months Ended September 30		Six Months Ended September 30
	2004	2003	2004	2003
Net income as reported	$4,781	$3,934	$7,688	$7,440
Add (deduct): stock-based employee compensation expense (income) included in reported net income, net of related tax effects	12	291	(421)	254
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(293)	(353)	(681)	(658)
Pro forma net income	$4,500	$3,872	$6,586	$7,036

Earnings per share – basic:
As reported	$0.23	$0.19	$0.38	$0.37
Pro forma	$0.22	$0.19	$0.32	$0.35
Earnings per share – diluted:
As reported	$0.23	$0.19	$0.37	$0.36
Pro forma	$0.21	$0.19	$0.31	$0.34

In December 2002, the Company repriced stock options to purchase 745,000 shares of the Company’s common stock with exercise prices ranging from $9.05 to $18.00 to an exercise price of $5.97, which represented the fair market value on the date of the repricing.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” the Company has adopted variable plan accounting for these options from the date of the repricing.  As a result of the repricing, for the three months ended September 30, 2004 and 2003, the Company recorded compensation expense of less than $0.1 million and $0.5 million.  For the six months ended September 30, 2004, the Company recorded a reduction to compensation expense of $0.7 million.  For the six months ended September 30, 2003, the Company recorded compensation expense of $0.5 million.

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

The following table reconciles the number of shares utilized in the consolidated earnings per share calculations for the periods ended September 30, in thousands, except per share information:

	Three Months Ended September 30		Six Months Ended September 30
	2004	2003	2004	2003
Net income	$4,781	$3,934	$7,688	$7,440
For earnings per common share - basic:
Weighted average number of issued shares outstanding	20,471	20,323	20,462	20,322
Effect of dilutive securities:
Computed shares outstanding under the Company’s stock option plan utilizing the treasury stock method	358	217	370	92
Computed shares outstanding under warrants issued utilizing the treasury stock method	118	—	128	—
For earnings per common share - diluted:
Weighted average common shares and common share equivalents outstanding	20,947	20,540	20,960	20,414
Earnings per share – basic	$0.23	$0.19	$0.38	$0.37
Earnings per share – diluted	$0.23	$0.19	$0.37	$0.36

Antidilutive options and warrants	3,505	4,510	3,505	4,530

7.        Consolidated Comprehensive Income

The following table presents the calculation of comprehensive income.  Comprehensive income has no impact on reported net income.  The components of comprehensive income for the periods ended September 30 are as follows, in thousands:

	Three Months Ended September 30		Six Months Ended September 30
	2004	2003	2004	2003
Net income	$4,781	$3,934	$7,688	$7,440
Unrealized gains (losses) on investments classified
as available for sale, net of tax	58	(23)	(109)	(23)
Comprehensive income	$4,839	$3,911	$7,579	$7,417

8.        Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  SFAS No. 131 establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers.  The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  Operating segment information for Mesaba, Big Sky and Holdings for the periods ended September 30 were as follows, in thousands:

	Mesaba	Big Sky	Holdings and Eliminations	Consolidated
Three Months Ended September 30, 2004:
Operating revenues	$114,161	$3,952		$118,113
Depreciation and amortization	3,152	199	$4	3,355
Interest expense		68	(52)	16
Income (loss) before income taxes	8,723	(824)	209	8,108
Capital expenditures	2,105	34	5	2,144
Total assets at end of period	120,877	9,931	141,817	272,625
Three Months Ended September 30, 2003:
Operating revenues	112,976	4,486		117,462
Depreciation and amortization	4,141	192	1	4,334
Interest expense		82	(61)	21
Income (loss) before income taxes	7,084	(603)	155	6,636
Capital expenditures	2,323	19	10	2,352
Total assets at end of period	114,774	10,806	136,063	261,643
Six Months Ended September 30, 2004:
Operating revenues	220,251	7,561		227,812
Depreciation and amortization	6,694	406	8	7,108
Interest expense		145	(111)	34
Income (loss) before income taxes	11,443	(1,913)	1,543	11,073
Capital expenditures	5,042	68	5	5,115
Six Months Ended September 30, 2003:
Operating revenues	222,845	8,650		231,495
Depreciation and amortization	8,446	383	4	8,833
Interest expense		160	(113)	47
Income (loss) before income taxes	14,855	(1,077)	580	14,358
Capital expenditures	4,757	26	10	4,793

9.        Nonoperating Income

In April 2003, Congress enacted the Emergency Wartime Supplemental Appropriations Act.  Among other items, the legislation included a $2.3 billion government grant to U.S. airlines.  In accordance with this Act, in the first quarter of fiscal 2004, Mesaba recognized $2.3 million as “nonoperating income” and Big Sky recognized $0.3 million as “nonoperating income” and $0.2 million as a reduction of “administrative and other expense” in the accompanying consolidated statements of operations.

10.     Income Taxes

During the first quarter of fiscal 2005, the Company received verification of a final settlement with the Internal Revenue Service (“IRS”) concerning the IRS’ examination of the Company’s fiscal 1995 and 1996 income tax returns.  As a result of this settlement, the Company reduced its income tax payable and tax provision by $1.2 million in the first quarter of fiscal 2005.

11.     New Accounting Pronouncements

In October 2004, the FASB reached a tentative conclusion on SFAS 123(R), “Share-Based Payment”, which would require all public companies accounting for share-based payment transactions to account for these types of transactions using a fair-value-based method.  SFAS 123(R) would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25.  SFAS 123(R) also requires the tax benefits associated with these shared based payments be classified as financing activities in the statement of cash flows rather than operating activities as is currently permitted.  SFAS 123(R) becomes effective for interim or annual periods beginning after June 15, 2005.  SFAS 123(R) offers alternative methods of adopting this final rule.  The Company has not yet determined which method it will use nor has it determined the financial statement impact.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” regarding disclosure about unrealized losses on available for sale debt and equity securities accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.  The guidance for evaluating whether an investment is other than temporarily impaired should be applied in such evaluations made in reporting periods beginning after June 15, 2004.  The recognition and measurement guidance has been delayed and the disclosure guidance remains in effect.  The Company does not expect the implementation of EITF 03-1 to have a material effect on its consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The Company’s operations and financial results are subject to various risks and uncertainties associated with the airline industry.  Some of these factors are described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 under the caption “Risk Factors Relating to the Company and the Airline Industry.”

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 and 2003

The Company’s consolidated net income for the quarter ended September 30, 2004 was $4.8 million, or $0.23 per diluted share, compared with net income of $3.9 million, or $0.19 per diluted share, for the quarter ended September 30, 2003.  Comparative information on operations for the three months ended September 30 was as follows:

Mesaba

Mesaba’s operating statistics for the three months ended September 30 were as follows:

	2004	2003
Passengers	1,480,917	1,537,022
Available seat miles (000's)	799,502	776,364
Revenue passenger miles (000's)	536,760	495,981
Load factor	67.1%	63.9%
Departures	53,539	58,320
Revenue per ASM	$0.143	$0.146
Cost per ASM	$0.132	$0.136
Aircraft in service (average)	99	105

Mesaba Operating Revenues  Total operating revenues increased 1.0% in the second quarter of fiscal 2005 to $114.2 million from $113.0 million in the prior year quarter primarily due to increased ground handling revenue in Detroit and Minneapolis/St Paul, which was partially offset by a decrease in passenger revenue.  The decrease in passenger revenue was driven by the removal of five Saab A model aircraft from the fleet, which was partially offset by increased RJ85 utilization.

Mesaba Operating Expenses  Total operating expenses decreased 0.3% in the second quarter of fiscal 2005 to $105.5 million from $105.9 million in the prior year quarter.  Mesaba’s operating costs per ASM for the three months ended September 30 were as follows:

	2004		2003
Wages and benefits	4.3	¢	4.4	¢
Aircraft fuel	0.6		0.7
Aircraft maintenance	2.6		2.6
Aircraft rents	3.2		3.4
Landing fees	0.2		0.2
Insurance and taxes	0.3		0.3
Depreciation and amortization	0.4		0.5
Administrative and other	1.6		1.5
Total	13.2	¢	13.6	¢

Wages and benefits increased 3.2% to $34.7 million in the second quarter of fiscal 2005 from $33.6 million in the prior year quarter primarily due to increased ground handling wages and the impact of higher pilot wages under their new contract signed in January 2004, which was partially offset by a reduction in mechanic wages and health and dental claims costs.

Aircraft fuel decreased 7.8% to $4.8 million in the second quarter of fiscal 2005 from $5.2 million in the prior year quarter due to the reduction in the number of Saab block hours flown.  Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices.  Mesaba’s actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon for both periods.  Northwest is responsible for fuel for Mesaba’s RJ85 operations.

Aircraft maintenance, excluding wages and benefits, increased 3.8% to $20.6 million in the second quarter of fiscal 2005 from $19.9 million in the prior year quarter due to heavy maintenance and costs incurred to continue to maintain the fleet as it ages.

Aircraft rents decreased 3.3% to $25.2 million in the second quarter of fiscal 2005 from $26.1 in the prior year quarter due to the return of five Saab aircraft to the leasing company and the reduction of one RJ85.

Landing fees remained relatively constant quarter-over-quarter due to a reduction in Saab departures offset by increased rates.  Northwest is responsible for landing fees for Mesaba’s RJ85 operations.

Insurance and taxes decreased 18.7% to $2.0 million in the second quarter of fiscal 2005 from $2.5 million in the prior year quarter due primarily to fewer aircraft, the recognition of favorable property tax credits and lower insurance rates.

Depreciation and amortization decreased 23.9% to $3.2 million in the second quarter of fiscal 2005 compared to $4.1 million in the prior year quarter due primarily to reduced capital spending over the last several years.  The reduction is because fewer capital expenditures are required to maintain the fleet versus investing in the infrastructure to grow the fleet in previous years.

Administrative and other expenses increased 4.3% to $13.3 million in the second quarter of fiscal 2005 compared to $12.8 million in the prior year quarter due to increased facilities and stations rent, costs related to ground handling revenue and the fiscal 2004 temporary suspension of Transportation Security Administration security costs.  The increased costs were partially offset by reduced pilot training costs.

Big Sky

Big Sky’s operating statistics for the three months ended September 30 were as follows:

	2004	2003
Passengers	22,188	30,055
Available seat miles (000’s)	16,099	20,425
Revenue passenger miles (000’s)	5,602	7,604
Load factor	34.8%	37.2%
Departures	5,227	6,294
Revenue per ASM	$0.245	$0.220
Cost per ASM	$0.292	$0.245
Aircraft in service (average)	11	13

Big Sky Operating Revenues  Total operating revenues decreased 11.9% to $4.0 million in the second quarter of fiscal 2005 from $4.5 million in the prior year quarter due to a reduction in unprofitable flying.

Big Sky Operating Expenses  Total operating expenses decreased 6.1% in the second quarter of fiscal 2005 to $4.7 million from $5.0 million in the prior year quarter due to a decrease in variable costs related to the reduction in operations, partially offset by increased fuel costs.

Consolidated

Nonoperating Income (Expense)  Nonoperating income increased to $0.5 million in the second quarter of fiscal 2005 from $0.4 million in the prior year quarter primarily due to increased interest income, as a result of additional funds invested at higher interest rates.

Provision for Income Taxes  The Company’s effective tax rate was 41.0% for the second quarter of fiscal 2005 as compared to 40.7% in the prior year quarter.  The Company adjusts its effective tax rate quarterly based on forecasted operating results in the fiscal year.  The rate is affected principally by the level of nondeductible expenses relative to projected taxable income.

Six Months Ended September 30, 2004 and 2003

The Company’s consolidated net income for the six months ended September 30, 2004 was $7.7 million, or $0.37 per diluted share, compared with net income of $7.4 million, or $0.36 per diluted share, for the six months ended September 30, 2003.  Comparative information on operations for the six months ended September 30 was as follows:

Mesaba

Mesaba’s operating statistics for the six months ended September 30 were as follows:

	2004	2003
Passengers	2,877,255	2,988,302
Available seat miles (000's)	1,514,218	1,490,913
Revenue passenger miles (000's)	1,016,959	933,267
Load factor	67.2%	62.6%
Departures	103,960	114,117
Revenue per ASM	$0.145	$0.149
Cost per ASM	$0.138	$0.141
Aircraft in service (average)	98	106

Mesaba Operating Revenues  Total operating revenues decreased 1.2% in fiscal 2005 to $220.3 million from $222.8 million in the prior year period primarily due to a decrease in passenger revenue that was driven by a combination of the removal of six Saab A model aircraft from the fleet and decreased Saab utilization.  The decrease was partially offset by increased RJ85 utilization and increased ground handling revenue in Detroit and Minneapolis/St Paul.

Mesaba Operating Expenses  Total operating expenses decreased 0.7% in fiscal 2005 to $208.9 million from $210.3 million in the prior year period.  Mesaba’s operating costs per ASM for the six months ended September 30 were as follows:

	2004		2003
Wages and benefits	4.5	¢	4.5	¢
Aircraft fuel	0.6		0.7
Aircraft maintenance	2.7		2.5
Aircraft rents	3.3		3.5
Landing fees	0.2		0.2
Insurance and taxes	0.2		0.3
Depreciation and amortization	0.4		0.6
Administrative and other	1.9		1.8
Total	13.8	¢	14.1	¢

Wages and benefits increased 3.5% to $68.8 million in fiscal 2005 from $66.4 million in the prior year period primarily due to an accrual of $1.1 million for contributions to be made to Mesaba’s 401(k) benefit plan, increased ground handling wages and the impact of higher pilot wages under their new contract signed in January 2004, which were partially offset by a reduction in mechanic wages and health and dental claims costs.

Aircraft fuel decreased 9.3% to $9.3 million in fiscal 2005 from $10.3 million in the prior year period due primarily to a reduction in the number of Saab block hours flown.  Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices.  Mesaba’s actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon for both periods.  Northwest is responsible for fuel for Mesaba’s RJ85 operations.

Aircraft maintenance, excluding wages and benefits, increased 7.4% to $40.4 million in fiscal 2005 from $37.6 million in the prior year period due to heavy maintenance and costs incurred to continue to maintain the fleet as it ages.

Aircraft rents decreased 4.9% to $49.7 million in fiscal 2005 from $52.3 in the prior year period due to the return of six Saab aircraft to the leasing company, the permanent reduction of one RJ85 year-over-year and the temporary parking of five RJ85s that were returned to service in the first quarter of fiscal 2005.

Landing fees remained relatively constant period-over-period due to a reduction in Saab departures offset by increased rates.  Northwest is responsible for landing fees for Mesaba’s RJ85 operations.

Insurance and taxes decreased 26.1% to $3.8 million in fiscal 2005 from $5.1 million in the prior year period due primarily to fewer aircraft, the recognition of favorable property tax credits and lower insurance rates.

Depreciation and amortization decreased 20.7% to $6.7 million in fiscal 2005 compared to $8.4 million in the prior year period due primarily to reduced capital spending over the last several years.  The reduction is because fewer capital expenditures are required to maintain the fleet versus investing in the infrastructure to grow the fleet in previous years.

Administrative and other expenses decreased 0.4% to $26.7 million in fiscal 2005 compared to $26.8 million in the prior year period primarily due to reduced pilot training costs and legal fees, which was offset by increased ground handling costs and the fiscal 2004 temporary suspension of TSA security costs.

Big Sky

Big Sky’s operating statistics for the six months ended September 30 were as follows:

	2004	2003
Passengers	43,362	57,932
Available seat miles (000’s)	31,340	42,007
Revenue passenger miles (000’s)	11,093	14,923
Load factor	35.4%	35.5%
Departures	10,115	13,098
Revenue per ASM	$0.241	$0.206
Cost per ASM	$0.298	$0.234
Aircraft in service (average)	12	13

Big Sky Operating Revenues  Total operating revenues decreased 12.6% to $7.6 million in fiscal 2005 from $8.7 million in the prior year period due to a reduction in unprofitable flying.

Big Sky Operating Expenses  Total operating expenses decreased 5.0% in fiscal 2005 to $9.3 million from $9.8 million in the prior year period due to a decrease in variable costs related to the reduction in operations, partially offset by increased fuel costs.

Consolidated

Nonoperating Income (Expense)  Nonoperating income decreased to $0.9 million in fiscal 2005 from $3.3 million in the prior year period primarily due to the receipt of $2.6 million in fiscal 2004 related to government reimbursements of security costs under the Emergency Wartime Supplemental Appropriations Act, which was partially offset in fiscal 2005 by increased interest income, as a result of the investment of additional funds.

Provision for Income Taxes  The Company’s effective tax rate was 30.6% in fiscal 2005 as compared to 48.2% in fiscal 2004.  During the first quarter of fiscal 2005, the Company received verification of a final settlement with the Internal Revenue Service (“IRS”) concerning the IRS’ examination of the Company’s fiscal 1995 and 1996 income tax returns.  As a result of this settlement, the Company reduced its income tax payable and tax provision by $1.2 million in the first quarter of fiscal 2005.  Without this one-time adjustment, the Company’s effective tax rate would have been 41.4%.  The Company adjusts its effective tax rate quarterly based on forecasted operating results for the fiscal year.  The rate is affected principally by the level of nondeductible expenses relative to projected taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investments increased 3.9% to $166.2 million at September 30, 2004 from $159.9 million at March 31, 2004.  The Company's working capital increased to $109.1 million with a current ratio of 2.5 at September 30, 2004 compared to $99.7 million and 2.3 at March 31, 2004.

Investments consist principally of municipal securities and are classified as available-for-sale.  Fair value of investments is determined based on quoted market prices.  Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders' equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.  The Company classifies investments with an original maturity date of less than 90 days as cash equivalents.  Investments with an original maturity date of more than 90 days that mature within one year are classified as short-term investments and greater than one year as long-term investments.

Approximately $27.0 million or 85.7% of the Company's accounts receivable balance as of September 30, 2004 was due from Northwest.  Cancellation of the Airlink or Jet Agreements or Northwest's failure to make timely payment of amounts owed to Mesaba or to otherwise materially perform under the Airlink or Jet Agreements for any reason would have a material adverse effect on Mesaba and the Company's operations, financial position and cash flows.

As of September 30, 2004, Mesaba's fleet consisted of 99 aircraft covered under operating leases with remaining terms of up to 12 years and aggregate monthly lease payments of approximately $8.7 million.  Mesaba leases or subleases its Saab aircraft, either directly from aircraft leasing companies or through Pinnacle Airlines Corp. under operating leases with initial terms of up to seven years or through subleases with Northwest under operating leases with initial terms of up to 17 years.  Mesaba leases its RJ85 aircraft from Northwest under operating leases with initial terms of up to 10 years.  There is no reason to believe that Mesaba’s revenues from the Airlink and Jet Agreements will not continue to be sufficient to fund its aircraft lease obligations.  If the Airlink Agreement terminates, then the Saab aircraft leases will simultaneously terminate.  Likewise, if the Jet Agreement terminates, then the RJ85 aircraft leases will simultaneously terminate.

As of September 30, 2004, Big Sky's fleet consisted of 12 aircraft covered under operating leases with remaining terms of two months to 29 months and aggregate monthly lease payments of approximately $0.2 million.  Big Sky leases 11 of its aircraft from leasing companies and one aircraft from a municipality under operating leases with initial terms of up to six years.  Five of the leases allow Big Sky to return the aircraft to the lessor upon the occurrence of certain events and contain purchase options.  Funding of the monthly minimum lease payments is dependent on continued passenger boardings and ultimately Big Sky’s operations.  At September 30, 2004, three Metro 23 aircraft were pending sale by the lessor.  Big Sky has agreed to early lease terminations to facilitate this transaction.  One sale became final during October 2004 and the remaining two are expected to be finalized in November 2004.

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

Cash and cash equivalents increased 6.8% to $58.3 million at September 30, 2004 from $54.6 million at March 31, 2004.  A summary of cash flow activity is as follows:

Operating Activities

Net cash provided by operations for the six months ended September 30, 2004 was $12.0 million.  The primary sources of cash were from operations, which generated $7.7 million of net income and $6.6 million of non-cash items, primarily depreciation and amortization.  The primary use of cash was $2.3 million of net payments for current operating items.

Investing Activities

Net cash used by investing for the six months ended September 30, 2004 was $8.9 million.  Cash that was generated from operations and cash on hand were the sources for investing activities.  The investing activities were net purchases of short and long-term investments of $3.8 million and purchases of property, plant and equipment of $5.1 million.

Financing Activities

Net cash provided by financing for the six months ended September 30, 2004 was $0.6 million.  This was primarily due to the issuance of Company common stock upon the exercise of stock options.

OUTLOOK

For the remainder of fiscal 2005, the Company estimates year-over-year ASMs at Mesaba will be up 4% in the third quarter and 15% in the fourth quarter.  The projected increase year-over-year for the fourth fiscal quarter is due to Mesaba being shut down for two days in January 2004 during final pilot contract negotiations and five RJ85s temporarily removed from scheduled service during the fourth quarter of fiscal 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes.  The SEC has defined a company's most critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company has identified its critical accounting policies to include those discussed in the following paragraphs.  The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions.  See Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended March 31, 2004, for additional discussion of these items.

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

Goodwill and Other Intangible Assets—The excess of the Big Sky purchase price over the fair market value of the net assets acquired was allocated to certain identifiable intangible assets, including Big Sky’s pilot labor contract and its air carrier certificate and goodwill.  Goodwill and other intangible assets are evaluated for impairment annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amounts.  The evaluation includes future cash flow projections, strategic modeling and other management assumptions.  During the fourth quarter of fiscal 2004, the Company completed its annual impairment test of goodwill and other intangible assets and determined that no impairment charge was necessary.  The Company continues to monitor goodwill and the intangible assets at Big Sky for impairment, particularly in light of its recent operating performance.

Income Taxes—The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates.  In the event that there is a significant unusual or one-time item recognized, or expected to be recognized, in the Company’s operating results, the tax attributable to that item is separately calculated and recorded at the same time as the unusual or one-time item.  Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions.  The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, certain positions are likely to be challenged and that it may not succeed.  The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit.  The effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as related interest.  This rate is then applied to the Company’s quarterly operating results.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2004, the FASB reached a tentative conclusion on SFAS 123(R), “Share-Based Payment”, which would require all public companies accounting for share-based payment transactions to account for these types of transactions using a fair-value-based method.  SFAS 123(R) would eliminate the ability to account for share-based compensation transactions using

APB Opinion No. 25.  SFAS 123(R) also requires the tax benefits associated with these shared based payments be classified as financing activities in the statement of cash flows rather than operating activities as is currently permitted.  SFAS 123(R) becomes effective for interim or annual periods beginning after June 15, 2005.  SFAS 123(R) offers alternative methods of adopting this final rule.  The Company has not yet determined which method it will use nor has it determined the financial statement impact.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” regarding disclosure about unrealized losses on available for sale debt and equity securities accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.  The guidance for evaluating whether an investment is other than temporarily impaired should be applied in such evaluations made in reporting periods beginning after June 15, 2004.  The recognition and measurement guidance has been delayed and the disclosure guidance remains in effect.  The Company does not expect the implementation of EITF 03-1 to have a material effect on its consolidated financial statements.

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

The Company’s investment policy requires purchasing investments in high credit quality issuers and limits the amount of credit exposure to any one issuer.  The Company’s investments principally consist of municipal securities with varying maturity dates, all of which are two years or less.  Because of the credit criteria within the Company’s investment policies, the primary market risk associated with these investments is interest rate risk.  The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act").  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 4, 2002, Fairbrook Leasing, Inc., Lambert Leasing, Inc. and Swedish Aircraft Holdings AB (“Saab”) filed a declaratory judgment action against Mesaba relating to 20 Saab 340A aircraft leased by Mesaba.  Saab sought a judicial declaration that the terms of the leases applicable to each of the 340A aircraft are governed by a March 7, 1996 term sheet proposal rather than the short-term leases subsequently executed by the parties.  The case was brought in the United States District Court for the District of Minnesota (“District Court”).  On December 8, 2003, the District Court issued an order declaring that the term sheet proposal constitutes a binding contract that required Mesaba to execute or negotiate in good faith toward the execution of long-term leases on each of the 340A aircraft.  The District Court concluded that the term sheet proposal is ambiguous with respect to whether lease extensions contemplated by that document are at Mesaba’s option or Saab’s option.  Mesaba has appealed the District Court’s summary judgment ruling.  On August 13, 2004, Saab filed a complaint in the District Court alleging damages in the form of aircraft lease payments they contend are due or will become due based upon the District Court’s summary judgment ruling in the declaratory judgment action.  Saab alleges approximately $35 million in past due and future aircraft lease obligations.  Mesaba denies the allegations in Saab’s complaint and contends that it has fulfilled and will continue to fulfill its existing lease obligations.  The ultimate outcome of this dispute cannot be predicted with certainty.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company filed with the SEC a definitive proxy statement dated July 15, 2004 in connection with its annual meeting of shareholders held on August 18, 2004.  At the annual meeting, the Company’s shareholders elected the following persons as Class One directors, each for a term of three years:

	Votes For	Votes Withheld
Pierson M. Grieve	19,273,365	575,120
Raymond W. Zehr, Jr.	19,275,101	573,384

The Company’s shareholders also ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2005 with 19,426,042 votes “for”, 414,390 votes “against” and 8,053 abstentions.  There were no broker non-votes.

ITEM 6.  EXHIBITS

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

10U	Lease between Spectrum Investment Group, L.L.C. and Mesaba Aviation, Inc. entered into as of April 25, 2003. Incorporated by reference to Exhibit 10Z to the Company’s Form 10-Q filed August 14, 2003.
10V	Amendment to Regional Jet Services Agreement, dated October 7, 2003. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed October 9, 2003.
10W	Amendment to Regional Jet Services Agreement, dated December 15, 2003. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 15, 2003.
10X	Amendment to Regional Jet Services Agreement, dated February 2, 2004. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 3, 2004.
10Y

Management Compensation Agreement, executed October 21, 2004, by and between MAIR Holdings, Inc. and Paul F. Foley. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 22, 2004.

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

MAIR Holdings, Inc.

Dated: November 15, 2004	By:	/s/ Robert E. Weil
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