Form 10-Q
period 2004-12-31
MAIR HOLDINGS INC
filed 2005-02-14
CIK 835768

DRAFT February 14, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2004

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 31, 2005

Common Stock Par value $.01 per share

20,572,539

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q of MAIR Holdings, Inc. (the “Company”) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking and are based upon information currently available to the Company.  The Company, through its officers, directors or employees, may also from time to time make oral forward-looking statements.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that a variety of material risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.  Many important factors that could cause such a difference are described under the caption “Risk Factors Relating to the Company and the Airline Industry” in Item 2 of this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Undue reliance should not be placed on the Company’s forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond the Company’s control.  The Company’s forward-looking statements speak only as of the date on which they are made.  Over time, actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by the Company’s forward-looking statements, and such differences might be significant and materially adverse to the Company’s shareholders.

All written or oral forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified by the factors described above.  The Company assumes no obligation, and disclaims any obligation, to update information contained in this Quarterly Report on Form 10-Q, including forward-looking statements, as a result of facts, events or circumstances after the date of this report, except as required by law in the normal course of its public disclosure practices.

Part I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAIR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	December 31 2004	March 31 2004 (As restated- see Note 13)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$75,260	$54,561
Short-term investments	49,849	67,285
Accounts receivable, net of reserves of $529 and $926	30,918	28,453
Inventories, net	10,353	8,664
Prepaid expenses and deposits	7,477	5,381
Deferred income taxes and other	11,237	11,449
Total current assets	185,094	175,793

PROPERTY AND EQUIPMENT:
Flight equipment	84,712	81,891
Other property and equipment	45,510	41,901
Less: Accumulated depreciation and amortization	(92,865)	(84,070)
Net property and equipment	37,357	39,722

NONCURRENT ASSETS:
Long-term investments	42,596	38,084
Goodwill	2,503	2,503
Other intangible assets, net	2,921	3,224
Other assets, net	7,076	8,440
	$277,547	$267,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAIR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except share information)

(Unaudited)

	December 31 2004	March 31 2004 (As restated- see Note 13)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$20,629	$18,981
Accrued liabilities:
Payroll	15,432	16,724
Maintenance	17,810	20,724
Deferred income	2,891	2,504
Other current liabilities	19,637	17,124
Total current liabilities	76,399	76,057

OTHER NONCURRENT LIABILITIES	6,486	7,448

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, no specified par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 20,572,339 and 20,375,372 shares issued and outstanding	206	204
Paid-in capital	54,527	52,995
Warrants	16,500	16,500
Accumulated other comprehensive income (loss)	(180)	46
Retained earnings	123,609	114,516
Total shareholders’ equity	194,662	184,261
	$277,547	$267,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAIR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2004	2003 (As restated- see Note 13)	2004	2003 (As restated- see Note 13)
OPERATING REVENUES:
Passenger	$104,267	$107,161	$312,971	$323,606
Freight and other	11,245	8,166	30,353	23,216
Total operating revenues	115,512	115,327	343,324	346,822

OPERATING EXPENSES:
Wages and benefits	37,608	37,660	109,445	109,443
Aircraft fuel	5,474	5,707	16,005	17,183
Aircraft maintenance	21,963	21,399	63,704	60,354
Aircraft rents	25,814	26,591	76,716	80,281
Landing fees	1,541	1,867	5,120	5,437
Insurance and taxes	1,703	2,261	6,107	7,759
Depreciation and amortization	4,134	4,186	11,242	13,019
Administrative and other	15,429	15,057	43,113	41,876
Total operating expenses	113,666	114,728	331,452	335,352
Operating income	1,846	599	11,872	11,470

NONOPERATING INCOME (EXPENSE):
Interest income and other	819	523	1,752	1,263
Interest expense	(16)	(37)	(50)	(84)
Government grant income				2,646
Nonoperating income, net	803	486	1,702	3,825
Income before provision for income taxes	2,649	1,085	13,574	15,295

PROVISION FOR INCOME TAXES	1,156	370	4,481	7,228
NET INCOME	$1,493	$715	$9,093	$8,067

NET INCOME PER SHARE:
Earnings per common share - basic	$0.07	$0.04	$0.44	$0.40
Earnings per common share - diluted	$0.07	$0.03	$0.43	$0.39

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,524	20,333	20,483	20,325
Diluted	21,123	20,522	20,996	20,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAIR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended December 31
	2004	2003 (As restated- see Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,093	$8,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,242	13,019
Amortization of investments	1,557	1,245
Amortization of deferred credits	(861)	(1,597)
Stock-based compensation	173	752
Changes in current operating items:
Accounts receivable	(2,465)	9,462
Inventories	(1,689)	20
Prepaid expenses and deposits	(2,096)	(1,238)
Accounts payable and other	1,197	18,696
Net cash provided by operating activities	16,151	48,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(63,331)	(69,176)
Sales of investments	74,304	30,638
Purchases of property and equipment	(7,514)	(8,172)
Net cash provided by (used in) investing activities	3,459	(46,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of other noncurrent liabilities	(101)	(214)
Proceeds from issuance of common stock	1,190	179
Net cash provided by (used in) financing activities	1,089	(35)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,699	1,681

CASH AND CASH EQUIVALENTS:
Beginning of period	54,561	62,140
End of period	$75,260	$63,821

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$57	$83
Income taxes	$4,199	$3,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAIR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The condensed consolidated financial statements included herein have been prepared by MAIR Holdings, Inc. (the “Company” or “Holdings”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such condensed consolidated financial statements.  The Company’s business is seasonal and, accordingly, interim results are not indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2004, and the notes thereto, included in the Company’s Annual Report on Form 10-K as filed with the SEC.

1.               Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mesaba Aviation, Inc. (“Mesaba”) and Big Sky Transportation Co. (“Big Sky”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as well as the reported amounts of revenues and expenses.  The most significant use of estimates relates to accrued maintenance expenses, aircraft property and equipment lives, inventory obsolescence reserves, valuation of goodwill and other intangible assets and accounting for income taxes.  Ultimate results could differ from those estimates.

Certain balances in the fiscal 2004 condensed consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation.  These reclassifications had no impact on net income or shareholders’ equity as previously reported.

2.               Business

Mesaba

Mesaba operates as a regional air carrier providing scheduled passenger service as “Mesaba Airlines/Northwest Airlink” and “Mesaba Airlines/Northwest Jet Airlink” under two separate agreements with Northwest Airlines, Inc., a wholly owned indirect subsidiary of Northwest Airlines Corporation (“Northwest”).  As of December 31, 2004, Mesaba served 111 cities in the United States and Canada from Northwest’s hub airports located in Minneapolis/St. Paul, Detroit and Memphis.

Under the Airline Services Agreement (the “Airlink Agreement”), Mesaba operates Saab 340 jet-prop aircraft (“Saab”) for Northwest.  This agreement provides for exclusive rights to designated service areas through June 30, 2007.  Under the Airlink Agreement, Mesaba recognizes revenue for each completed “available seat mile” (“ASM”) (the number of seats available for passengers, multiplied by the number of miles those seats are flown).  Under the Airlink Agreement, Mesaba purchases fuel, ground handling and other services from Northwest.  Mesaba’s cost of fuel, including taxes and pumping fees, is 83.5 cents per gallon.  Mesaba paid Northwest $7.8 million and $8.2 million for these services for the three months ended December 31, 2004 and 2003.  Mesaba paid Northwest $26.0 million and $22.7 million for these services for the nine months ended December 31, 2004 and 2003.  Either Northwest or Mesaba may terminate the Airlink Agreement on 365 days notice or it may be terminated immediately by either party if the other party disposes of a substantial part of its assets.  The Airlink Agreement may also be terminated in the event of certain breaches or defaults.

Under the Regional Jet Services Agreement (the “Jet Agreement”), Mesaba operates Avro RJ85 regional jets (“RJ85”) for Northwest through April 25, 2007.  Under the Jet Agreement, Mesaba recognizes revenue for each “block hour” flown (the elapsed time between aircraft departing and arriving at a gate).  Under the Jet Agreement, Northwest provides fuel and airport and passenger related services at Northwest’s expense.  The Jet Agreement may be terminated immediately by Mesaba or Northwest if the other party disposes of a substantial part of its assets.  The Jet Agreement may also be terminated in the event of certain breaches or defaults.

Under the agreements, all Mesaba flights appear in Northwest’s schedules and Mesaba receives ticketing and certain check-in, baggage and freight-handling services from Northwest at certain airports.  Mesaba also benefits from its relationship with

Northwest through advertising and marketing programs.  The Airlink and Jet Agreements provide for certain incentive payments from Northwest to Mesaba based on achievement of certain operational or financial goals.  For the three months ended December 31, 2004, Mesaba reduced its revenue by $0.1 million.  Incentives totaled $1.4 million for the three months ended December 31, 2003.  Incentives totaled $3.0 million and $3.9 million for the nine months ended December 31, 2004 and 2003.  The incentive payments are included in passenger revenues in the accompanying condensed consolidated statements of operations.  Approximately $26.3 million or 85.0% and $21.1 million or 74.1% of the December 31, 2004 and March 31, 2004 accounts receivable balances in the accompanying condensed consolidated balance sheets were due from Northwest.  Substantially all of Mesaba’s operating revenue was from Northwest.  As of December 31, 2004 and March 31, 2004, Mesaba owed Northwest $1.5 million and $1.0 million, primarily for fuel and ground handling services.

Cancellation of the Airlink or Jet Agreements or Northwest’s failure to make timely payment of amounts owed to Mesaba or to otherwise materially perform under the Airlink or Jet Agreements for any reason would have a material adverse effect on Mesaba’s and the Company’s operations, financial position and cash flows.  Northwest and Mesaba review contract compliance on a periodic basis.

Big Sky

Big Sky operates as a regional air carrier based in Billings, Montana, primarily providing scheduled passenger, airfreight, express package and charter services.  As of December 31, 2004, Big Sky provided scheduled air service to 18 communities in Montana, North Dakota, Washington and Idaho.  Big Sky operates daily scheduled flights providing interline and online connecting services and local market services.  Big Sky also has code-sharing agreements with Alaska Airlines, America West Airlines and Northwest, where its services are marketed jointly with those air carriers for connecting flights.  Big Sky participates in the Essential Air Service (“EAS”) program with the U.S. Department of Transportation (“DOT”).  The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service based on its passenger traffic.  The DOT pays EAS subsidies for each departure in a covered market.  Big Sky purchased fuel from Northwest for $0.3 million and $0.4 million for the three months ended December 31, 2004 and 2003.  Big Sky purchased fuel from Northwest for $1.3 million and $1.4 million for the nine months ended December 31, 2004 and 2003.

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

	December 31, 2004			March 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived assets:
Air carrier certificate	$925		$925	$925		$925
Goodwill	2,503		2,503	2,503		2,503
Amortizable intangible asset:
Pilot labor contract	2,840	(844)	1,996	2,840	(541)	2,299
	$6,268	$(844)	$5,424	$6,268	$(541)	$5,727

The amortizable intangible asset is amortized over its estimated period of benefit.  Intangible asset amortization expense for the three and nine months ended December 31, 2004 and 2003 was $0.1 million and $0.3 million.  Goodwill and the intangible assets are evaluated for impairment annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amounts.  The evaluation includes future cash flow projections, strategic modeling and other management assumptions.  During the fourth quarter of each fiscal year, the Company completes its annual impairment test of goodwill and other intangible assets.  The Company continues to monitor goodwill and the intangible assets at Big Sky for impairment.

4.               Investments

Investments consist principally of municipal securities and are classified as available-for-sale.  Fair value of investments is determined based on quoted market prices.  Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.  The Company classifies investments with an original maturity date of less than 90 days as cash equivalents.  Investments with an original maturity date of more than 90 days that mature within one year are classified as short-term investments and greater than one year as long-term investments.  As of December 31, 2004 and March 31, 2004, cash, cash equivalents, short-term and long-term investments totaled $167.7 million and $159.9 million.

Amortized cost, gross unrealized gains and losses and fair value of short and long-term investments classified as debt securities available-for-sale were as follows, in thousands:

	December 31, 2004	March 31, 2004
Amortized cost	$92,750	$105,280
Gross unrealized gains	2	127
Gross unrealized losses	(307)	(38)
Fair value	$92,445	$105,369

For the three and nine months ended December 31, 2004 and 2003, gross realized gains and losses were insignificant as the Company generally held the fully amortized bonds to maturity.

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

The following information summarizes the pro forma effects assuming compensation for such awards had been recorded based upon the estimated fair value for the periods ended December 31, in thousands, except per share information:

	Three Months Ended December 31		Nine Months Ended December 31
	2004	2003	2004	2003
Net income as reported	$1,493	$715	$9,093	$8,067
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	503	172	116	397
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(275)	(365)	(983)	(966)
Pro forma net income	$1,721	$522	$8,226	$7,498

Earnings per common share – basic:
As reported	$0.07	$0.04	$0.44	$0.40
Pro forma	$0.08	$0.03	$0.40	$0.37
Earnings per common share – diluted:
As reported	$0.07	$0.03	$0.43	$0.39
Pro forma	$0.08	$0.03	$0.39	$0.37

In December 2002, the Company repriced stock options to purchase 745,000 shares of the Company’s common stock with exercise prices ranging from $9.05 to $18.00 to an exercise price of $5.97, which represented the fair market value on the date of the repricing.  As of December 31, 2004, 514,782 repriced options were outstanding.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” the Company has adopted variable plan accounting for these options from the date of the repricing.  As a result of the repricing, for the three months ended December 31, 2004 and 2003, the Company recorded compensation expense of $0.9 million and $0.3 million.  For the nine months ended December 31, 2004 and 2003, the Company recorded compensation expense of $0.2 million and $0.8 million.

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

The following table reconciles the number of shares utilized in the condensed consolidated earnings per share calculations for the periods ended December 31, in thousands, except per share information:

	Three Months Ended December 31		Nine Months Ended December 31
	2004	2003	2004	2003
Net income	$1,493	$715	$9,093	$8,067
For earnings per common share - basic:
Weighted average number of issued shares outstanding	20,524	20,333	20,483	20,325
Effect of dilutive securities:
Computed shares outstanding under the Company’s stock option plan utilizing the treasury stock method	424	189	369	126
Computed shares outstanding under warrants issued utilizing the treasury stock method	175	—	144	—
For earnings per common share - diluted:
Weighted average common shares and potentially dilutive common shares	21,123	20,522	20,996	20,451
Earnings per common share – basic	$0.07	$0.04	$0.44	$0.40
Earnings per common share – diluted	$0.07	$0.03	$0.43	$0.39

Antidilutive options and warrants	3,505	4,490	3,505	4,490

7.               Consolidated Comprehensive Income

The following table presents the calculation of comprehensive income.  The components of comprehensive income for the periods ended December 31 are as follows, in thousands:

	Three Months Ended December 31		Nine Months Ended December 31
	2004	2003	2004	2003
Net income	$1,493	$715	$9,093	$8,067
Unrealized losses on investments classified as available for sale, net of tax	(136)	(40)	(46)	(63)
Comprehensive income	$1,357	$675	$9,047	$8,004

8.               Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  SFAS No. 131 establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers.  The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  Operating segment information for Mesaba, Big Sky and Holdings for the periods ended December 31 were as follows, in thousands:

	Mesaba	Big Sky	Holdings and Eliminations	Consolidated
Three Months Ended December 31, 2004:
Operating revenues	$111,794	$3,718		$115,512
Depreciation and amortization	3,947	183	$4	4,134
Interest expense	—	65	(49)	16
Income (loss) before income taxes	3,703	(495)	(559)	2,649
Capital expenditures (sales)	2,435	(36)	—	2,399
Total assets at end of period	118,209	9,332	150,006	277,547
Three Months Ended December 31, 2003:
Operating revenues	111,221	4,106		115,327
Depreciation and amortization	3,954	230	2	4,186
Interest expense	—	75	(38)	37
Income (loss) before income taxes	2,117	(1,092)	60	1,085
Capital expenditures (sales)	3,391	(16)	4	3,379
Total assets at end of period	134,452	10,669	132,709	277,830
Nine Months Ended December 31, 2004:
Operating revenues	332,045	11,279		343,324
Depreciation and amortization	10,641	589	12	11,242
Interest expense	—	210	(160)	50
Income (loss) before income taxes	14,998	(2,408)	984	13,574
Capital expenditures	7,477	32	5	7,514
Nine Months Ended December 31, 2003:
Operating revenues	334,066	12,756		346,822
Depreciation and amortization	12,400	613	6	13,019
Interest expense	—	235	(151)	84
Income (loss) before income taxes	16,824	(2,169)	640	15,295
Capital expenditures	8,148	10	14	8,172

9.               Nonoperating Income

In April 2003, Congress enacted the Emergency Wartime Supplemental Appropriations Act.  Among other items, the legislation included a $2.3 billion government grant to U.S. airlines.  In accordance with this Act, in the first quarter of fiscal 2004, Mesaba recognized $2.3 million as “nonoperating income” and Big Sky recognized $0.3 million as “nonoperating income” and $0.2 million as a reduction of “administrative and other expense” in the accompanying condensed consolidated statements of operations.

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

11.         Commitments and Contingencies

On October 4, 2002, Fairbrook Leasing, Inc., Lambert Leasing, Inc. and Swedish Aircraft Holdings AB (“Saab Leasing”) filed a declaratory judgment action against Mesaba relating to 20 Saab 340A (“340A”) aircraft leased by Mesaba.  Saab Leasing sought a judicial declaration that the terms of the leases applicable to each of the 340A aircraft are governed by a March 7, 1996 term sheet proposal rather than the short-term leases subsequently executed by the parties.  The case was brought in the United States District Court for the District of Minnesota (“District Court”).  On December 8, 2003, the District Court issued an order declaring that the term sheet proposal constitutes a binding contract that required Mesaba to execute or negotiate in good faith toward the execution of long-term leases on each of the 340A aircraft.  The District Court concluded that the term sheet proposal is ambiguous with respect to whether lease extensions contemplated by that document are at Mesaba’s option or Saab Leasing’s option.  Mesaba has appealed the District Court’s summary judgment ruling.  On August 13, 2004, Saab Leasing filed a complaint in the District Court alleging damages in the form of aircraft lease payments they contend are due or will become due based upon the District Court’s summary judgment ruling in the declaratory judgment action.  Saab Leasing alleges approximately $35 million in past due and future aircraft lease obligations.  Mesaba denies the allegations in Saab Leasing’s complaint and contends that it has fulfilled and will continue to fulfill its existing lease obligations.  The ultimate outcome of this dispute cannot be predicted with certainty.

12.         New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which requires all public companies accounting for share-based payment transactions to account for these types of transactions using a fair-value-based method.  SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25.  SFAS 123(R) also requires the tax benefits associated with these shared-based payments to be classified as financing activities in the statement of cash flows rather than operating activities as is currently permitted.  SFAS 123(R) becomes effective for interim or annual periods beginning after June 15, 2005.

The Company expects to adopt SFAS 123(R) on April 1, 2005, the beginning of its first quarter of fiscal 2006, using the modified-prospective method.  Under this transition method, the Company will record compensation expense for all awards it grants on a straight-line basis over the vesting period.  In addition, the Company will record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of the adoption.  The Company has not completed its assessment of the impact of the standard on its financial condition or results of operations.

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

13.         Restatement

During the fourth quarter of fiscal 2005, the Company determined that it had incorrectly accounted for certain aircraft leases that contained reduced rent obligations over a portion of the lease term.  This resulted in an understatement of other assets, net, other noncurrent liabilities and aircraft rents and an overstatement of retained earnings, shareholders’ equity and net income in prior periods.  Although the Company does not believe that this error resulted in a material misstatement of the Company’s consolidated financial statements for any annual or interim periods as presented below, the effects of correcting the error currently would have had a material effect on the Company’s results of operations for the third quarter of fiscal 2005.  The Company has restated the accompanying condensed consolidated financial statements as of March 31, 2004 and for the three and nine months ended December 31, 2003 to record aircraft rents on a straight-line basis over the lease terms.

The Company intends to include restated consolidated financial statements for fiscal 2004 and 2003 in its Annual Report on Form 10-K for the year ending March 31, 2005, and to include restated consolidated financial statements for the fiscal 2005 interim periods in its Quarterly Reports on Form 10-Q filed prospectively.

A summary of the significant effects of the restatement on the Company’s interim condensed consolidated financial statements for fiscal 2005 is as follows, in thousands, except per share information:

	Three Months Ended June 30, 2004		Three Months Ended September 30, 2004		Six Months Ended September 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated balance sheets:
Other assets, net	$7,482	$7,958	$7,052	$7,558	$7,052	$7,558
Total assets	263,308	263,784	272,625	273,131	272,625	273,131
Other noncurrent liabilities	5,889	7,077	5,428	6,690	5,428	6,690
Retained earnings	118,091	117,379	122,872	122,116	122,872	122,116
Total shareholders’ equity	187,751	187,039	192,555	191,799	192,555	191,799
Statements of operations:
Aircraft rents	25,032	25,106	25,722	25,796	50,754	50,902
Total operating expenses	107,101	107,175	110,537	110,611	217,638	217,786
Operating income	2,598	2,524	7,576	7,502	10,174	10,026
Income before provision for income taxes	2,965	2,891	8,108	8,034	11,073	10,925
Net income	2,907	2,863	4,781	4,737	7,688	7,600
Earnings per common share - basic	0.14	0.14	0.23	0.23	0.38	0.37
Earnings per common share - diluted	0.14	0.14	0.23	0.23	0.37	0.36

A summary of the significant effects of the restatement on the Company’s interim condensed consolidated financial statements for fiscal 2004 is as follows, in thousands, except per share information:

	Three Months Ended June 30, 2003		Three Months Ended September 30, 2003		Six Months Ended September 30, 2003		Three Months Ended December 31, 2003		Nine Months Ended December 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Consolidated balance sheets:
Other assets, net	$15,067	$15,424	$14,532	$14,919	$14,532	$14,919	$14,906	$15,323	$14,906	$15,323
Total assets	256,734	257,091	266,423	266,810	266,423	266,810	277,413	277,830	277,413	277,830
Other noncurrent liabilities	6,141	7,033	5,515	6,481	5,515	6,480	6,845	7,885	6,845	7,885
Retained earnings	114,017	113,482	117,951	117,372	117,951	117,372	118,710	118,087	118,710	118,087
Total shareholders’ equity	181,451	180,916	185,892	185,313	185,892	185,313	187,012	186,389	187,012	186,389
Statements of operations:
Aircraft rents	26,778	26,852	26,764	26,838	53,542	53,690	26,517	26,591	80,059	80,281
Total operating expenses	109,290	109,364	111,186	111,260	220,476	220,624	114,654	114,728	335,130	335,352
Operating income	4,743	4,669	6,276	6,202	11,019	10,871	673	599	11,692	11,470
Income before provision for income taxes	7,722	7,648	6,636	6,562	14,358	14,210	1,159	1,085	15,517	15,295
Net income	3,506	3,462	3,934	3,890	7,440	7,352	759	715	8,199	8,067
Earnings per common share - basic	0.17	0.17	0.19	0.19	0.37	0.36	0.04	0.04	0.40	0.40
Earnings per common share - diluted	0.17	0.17	0.19	0.19	0.36	0.36	0.04	0.03	0.40	0.39

A summary of the significant effects of the restatement on the Company’s annual consolidated financial statements for fiscal 2004 and 2003 is as follows, in thousands, except per share information:

	Year Ended March 31, 2004		Year Ended March 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated balance sheets:
Other assets, net	$7,994	$8,440	$7,873	$8,200
Total assets	267,320	267,766	250,642	250,969
Other noncurrent liabilities	6,334	7,448	6,344	7,161
Retained earnings	115,184	114,516	110,511	110,020
Total shareholders’ equity	184,929	184,261	177,945	177,454
Statements of operations:
Aircraft rents	105,163	105,460	107,547	107,844
Total operating expenses	444,756	445,053	448,252	448,549
Operating income	4,323	4,026	8,628	8,331
Income before provision for income taxes	8,756	8,459	8,887	8,590
Net income	4,673	4,496	4,329	4,151
Earnings per common share - basic	0.23	0.22	0.21	0.20
Earnings per common share - diluted	0.23	0.22	0.21	0.20

The restatement also resulted in a decrease in retained earnings and shareholders’ equity as of April 1, 2002 of $0.3 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to give effect to the restatement as discussed in Note 13 to the condensed consolidated financial statements included in Item 1, and should be read in conjunction with the accompanying condensed consolidated financial statements.  The Company’s operations and financial results are subject to various risks and uncertainties associated with the airline industry.  See “Risk Factors Relating to the Company and the Airline Industry” at the end of this Item 2.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2004 and 2003

The Company’s consolidated net income for the quarter ended December 31, 2004 was $1.5 million, or $0.07 per diluted share, compared with net income of $0.7 million, or $0.03 per diluted share, for the quarter ended December 31, 2003.  Comparative information on operations for the three months ended December 31 was as follows:

Mesaba

Mesaba’s operating statistics for the three months ended December 31 were as follows:

	2004	2003
Passengers	1,412,966	1,469,604
Available seat miles (000s)	793,269	760,478
Revenue passenger miles (000s)	511,531	466,544
Load factor	64.5%	61.3%
Departures	52,423	56,239
Revenue per ASM	$0.141	$0.146
Cost per ASM	$0.136	$0.144
Aircraft in service (average)	99	102

Mesaba Operating Revenues  Total operating revenues increased 0.5% in the third quarter of fiscal 2005 to $111.8 million from $111.2 million in the prior year quarter primarily due to increased ground handling revenue in Detroit and Minneapolis/St Paul.  This was partially offset by a decrease in passenger revenue, which was driven by the removal of five Saab A model aircraft from the fleet, partially offset by increased RJ85 block hours.

Mesaba Operating Expenses Total operating expenses decreased 0.9% in the third quarter of fiscal 2005 to $108.2 million from $109.2 million in the prior year quarter.  Mesaba’s operating costs per ASM for the three months ended December 31 were as follows:

	2004		2003
Wages and benefits	4.4	¢	4.6	¢
Aircraft fuel	0.6		0.7
Aircraft maintenance	2.7		2.7
Aircraft rents	3.2		3.4
Landing fees	0.2		0.2
Insurance and taxes	0.2		0.3
Depreciation and amortization	0.5		0.5
Administrative and other	1.8		2.0
Total	13.6	¢	14.4	¢

Wages and benefits decreased 0.8% to $34.9 million in the third quarter of fiscal 2005 from $35.2 million in the prior year quarter primarily due to the $2.7 million retroactive pilot compensation accrued in the prior year resulting from the pilots’ contract signed in January 2004 and reduced employee incentive compensation due to reduced operational performance.  This was mostly offset by increased ground handling wages due to increased ground handling activity, increased pilot wages due to the new pilots’ contract and increased benefit costs related to the 401(k) benefit plan and health and dental plans.

Aircraft fuel decreased 7.0% to $4.8 million in the third quarter of fiscal 2005 from $5.2 million in the prior year quarter due to the reduction in the number of Saab block hours flown.  Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices.  Mesaba’s actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon for both periods.  Northwest is responsible for fuel for Mesaba’s RJ85 operations.

Aircraft maintenance, excluding wages and benefits, increased 5.2% to $21.5 million in the third quarter of fiscal 2005 from $20.4 million in the prior year quarter due to increased costs associated with expendable parts and repair costs incurred to continue to maintain the fleet as it ages.

Aircraft rents decreased 2.7% to $25.3 million in the third quarter of fiscal 2005 from $26.0 in the prior year quarter due to the return of five Saab aircraft and the reduction of one RJ85.

Landing fees decreased 17.6% to $1.5 million in the third quarter of fiscal 2005 from $1.8 in the prior year quarter due to the recognition of an airport landing fee refund and a reduction in Saab departures offset by increased rates.  Northwest is responsible for landing fees for Mesaba’s RJ85 operations.

Insurance and taxes decreased 23.8% to $1.5 million in the third quarter of fiscal 2005 from $1.9 million in the prior year quarter due primarily to fewer insured aircraft and lower insurance rates.

Depreciation and amortization decreased 0.2% to $3.9 million in the third quarter of fiscal 2005 compared to $4.0 million in the prior year quarter due primarily to reduced capital spending over the last several years.  The reduction is because fewer capital expenditures are required to maintain the fleet versus investing in the infrastructure to grow the fleet in previous years.

Administrative and other expenses remained relatively constant at $14.8 million in both quarters due to increased consulting costs incurred to comply with the requirements of the Sarbanes-Oxley Act, which was offset by reduced costs related to third party Saab ground handling, legal fees and pilot training.

Big Sky

Big Sky’s operating statistics for the three months ended December 31 were as follows:

	2004	2003
Passengers	22,350	25,755
Available seat miles (000s)	14,101	17,394
Revenue passenger miles (000s)	5,563	6,519
Load factor	39.5%	37.5%
Departures	4,813	5,325
Revenue per ASM	$0.264	$0.236
Cost per ASM	$0.303	$0.294
Aircraft in service (average)	8	10

Big Sky Operating Revenues  Total operating revenues decreased 9.4% to $3.7 million in the third quarter of fiscal 2005 from $4.1 million in the prior year quarter due to a reduction in unprofitable flying.

Big Sky Operating Expenses  Total operating expenses decreased 16.5% in the third quarter of fiscal 2005 to $4.3 million from $5.1 million in the prior year quarter due to a decrease in variable costs related to the reduction in operations, partially offset by increased fuel costs.

Consolidated

Nonoperating Income (Expense) Nonoperating income increased to $0.8 million in the third quarter of fiscal 2005 from $0.5 million in the prior year quarter primarily due to increased interest income as a result of additional funds invested at higher interest rates.

Provision for Income Taxes The Company’s effective tax rate was 43.6% in the third quarter of fiscal 2005 as compared to 34.1% in the prior year quarter.  The Company adjusts its effective tax rate quarterly based on forecasted operating results in the fiscal year.  The rate is affected principally by the level of nondeductible expenses relative to projected taxable income.

Nine Months Ended December 31, 2004 and 2003

The Company’s consolidated net income for the nine months ended December 31, 2004 was $9.1 million, or $0.43 per diluted share, compared with net income of $8.1 million, or $0.39 per diluted share, for the nine months ended December 31, 2003.  Comparative information on operations for the nine months ended December 31 was as follows:

Mesaba

Mesaba’s operating statistics for the nine months ended December 31 were as follows:

	2004	2003
Passengers	4,290,221	4,457,906
Available seat miles (000s)	2,307,486	2,251,391
Revenue passenger miles (000s)	1,528,490	1,399,811
Load factor	66.2%	62.2%
Departures	156,383	170,305
Revenue per ASM	$0.144	$0.148
Cost per ASM	$0.137	$0.142
Aircraft in service (average)	98	104

Mesaba Operating Revenues Total operating revenues decreased 0.6% in fiscal 2005 to $332.0 million from $334.1 million in the prior year period primarily due to a decrease in passenger revenue that was driven by a combination of the removal of six Saab A model aircraft from the fleet and decreased Saab utilization.  The decrease was partially offset by increased RJ85 utilization and increased ground handling revenue in Detroit and Minneapolis/St Paul.

Mesaba Operating Expenses Total operating expenses decreased 0.8% in fiscal 2005 to $317.2 million from $319.7 million in the prior year period.  Mesaba’s operating costs per ASM for the nine months ended December 31 were as follows:

	2004		2003
Wages and benefits	4.5	¢	4.5	¢
Aircraft fuel	0.6		0.7
Aircraft maintenance	2.7		2.6
Aircraft rents	3.3		3.5
Landing fees	0.2		0.2
Insurance and taxes	0.2		0.3
Depreciation and amortization	0.5		0.6
Administrative and other	1.7		1.8
Total	13.7	¢	14.2	¢

Wages and benefits increased 2.0% to $103.7 million in fiscal 2005 from $101.6 million in the prior year period primarily due to increased ground handling wages and 401(k) benefit plan expenses, which were partially offset by a reduction in mechanic wages and health and dental claims costs.

Aircraft fuel decreased 8.5% to $14.1 million in fiscal 2005 from $15.5 million in the prior year period due primarily to a reduction in the number of Saab block hours flown.  Provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices.  Mesaba’s actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon for both periods.  Northwest is responsible for fuel for Mesaba’s RJ85 operations.

Aircraft maintenance, excluding wages and benefits, increased 6.6% to $61.8 million in fiscal 2005 from $58.0 million in the prior year period due to increased costs associated with performing heavy maintenance and overhauls of landing gear for both fleets, which were partially offset by reductions in engine maintenance costs.

Aircraft rents decreased 4.1% to $75.2 million in fiscal 2005 from $78.5 in the prior year period due to the return of six Saab aircraft, the reduction of one RJ85 year-over-year and the temporary parking of five RJ85s that were returned to service in the first quarter of fiscal 2005.

Landing fees decreased 4.6% to $4.9 million in fiscal 2005 from $5.2 million in the prior year period due to the recognition of an airport landing fee refund and a reduction in Saab departures offset by increased rates.  Northwest is responsible for landing fees for Mesaba’s RJ85 operations.

Insurance and taxes decreased 25.5% to $5.2 million in fiscal 2005 from $7.0 million in the prior year period due primarily to fewer insured aircraft and lower insurance rates.

Depreciation and amortization decreased 14.2% to $10.6 million in fiscal 2005 compared to $12.4 million in the prior year period due primarily to reduced capital spending over the last several years.  The reduction is because fewer capital expenditures are required to maintain the fleet versus investing in the infrastructure to grow the fleet in previous years.

Administrative and other expenses decreased 0.1% to $41.5 million in fiscal 2005 compared to $41.6 million in the prior year period primarily due to reduced pilot training costs, third party Saab ground handling costs and legal fees, which was offset by increased consulting costs incurred to comply with the requirements of the Sarbanes-Oxley Act and costs associated with the growth of Mesaba’s ground handling business.

Big Sky

Big Sky’s operating statistics for the nine months ended December 31 were as follows:

	2004	2003
Passengers	65,712	83,687
Available seat miles (000s)	45,441	59,401
Revenue passenger miles (000s)	16,656	21,442
Load factor	36.7%	36.1%
Departures	14,928	18,423
Revenue per ASM	$0.248	$0.215
Cost per ASM	$0.300	$0.252
Aircraft in service (average)	8	10

Big Sky Operating Revenues Total operating revenues decreased 11.6% to $11.3 million in fiscal 2005 from $12.8 million in the prior year period due to a reduction in unprofitable flying.

Big Sky Operating Expenses Total operating expenses decreased 8.9% in fiscal 2005 to $13.6 million from $15.0 million in the prior year period due to a decrease in variable costs related to the reduction in operations, partially offset by increased fuel costs.

Consolidated

Nonoperating Income (Expense)  Nonoperating income decreased to $1.7 million in fiscal 2005 from $3.8 million in the prior year period primarily due to the receipt of $2.6 million in fiscal 2004 related to government reimbursements of security costs under the Emergency Wartime Supplemental Appropriations Act, which was partially offset in fiscal 2005 by increased interest income, as a result of the investment of additional funds.

Provision for Income Taxes The Company’s effective tax rate was 33.0%, year to date, in fiscal 2005 as compared to 47.3% in fiscal 2004.  During the first quarter of fiscal 2005, the Company received verification of a final settlement with the IRS concerning the IRS’ examination of the Company’s fiscal 1995 and 1996 income tax returns.  As a result of this settlement, the Company reduced its income tax provision by $1.2 million in the first quarter of fiscal 2005.  Without this one-time adjustment, the Company’s effective tax rate would have been 41.9%.  The Company adjusts its effective tax rate quarterly based on forecasted operating results for the fiscal year.  The rate is affected principally by the level of nondeductible expenses relative to projected taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investments increased 4.9% to $167.7 million at December 31, 2004 from $159.9 million at March 31, 2004.  The Company’s working capital increased to $108.7 million with a current ratio of 2.4 at December 31, 2004 compared to working capital of $99.7 million and a current ratio of 2.3 at March 31, 2004.

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

Approximately $26.3 million or 85.0% of the Company’s accounts receivable balance as of December 31, 2004 was due from Northwest.  Cancellation of the Airlink or Jet Agreements or Northwest’s failure to make timely payment of amounts owed to Mesaba or to otherwise materially perform under the Airlink or Jet Agreements for any reason would have a material adverse affect on Mesaba and the Company’s operations, financial position and cash flows.

As of December 31, 2004, Mesaba’s fleet consisted of 99 aircraft covered under operating leases with remaining terms of up to 12 years and aggregate monthly lease payments of approximately $8.6 million.  Mesaba leases or subleases its Saab aircraft, either directly from aircraft leasing companies or through Pinnacle Airlines Corp. under operating leases with initial terms of up to seven years or through subleases with Northwest under operating leases with initial terms of up to 17 years.  Mesaba leases its RJ85 aircraft from Northwest under operating leases with initial terms of up to 10 years.  The Company believes that Mesaba’s revenues from the Airlink and Jet Agreements will continue to be sufficient to fund its aircraft lease obligations.  If the Airlink Agreement terminates, then the Company’s obligation to continue to pay Saab aircraft leases will simultaneously terminate.  Likewise, if the Jet Agreement terminates, then the Company’s obligation to continue to pay RJ85 aircraft leases will simultaneously terminate.

As of December 31, 2004, Big Sky’s fleet consisted of ten aircraft covered under operating leases with remaining terms of two months to 29 months and aggregate monthly lease payments of approximately $0.2 million.  Big Sky leases all of its aircraft from leasing companies.  Five of the leases allow Big Sky to return the aircraft to the lessor upon the occurrence of certain events and contain purchase options.  Funding of the monthly minimum lease payments is dependent on continued passenger boardings, Big Sky’s operations and potentially, funding from the Company.  At the request of the lessor, Big Sky agreed to terminate the lease for one Metro, which was sold in January 2005, leaving nine aircraft in Big Sky’s fleet.

In January 2005, Big Sky entered a letter of intent to lease 10 Beechcraft B1900D aircraft from Mesa Airlines, Inc., a wholly owned subsidiary of Mesa Air Group, Inc.  Big Sky intends to begin flying the B1900D aircraft during March 2005.  The Metro fleet will be removed from service during 2005.  Big Sky will attempt to obtain early termination on the remaining Metro aircraft through subleases or sales.

The Company’s aircraft operating leases do not contain any guaranteed lease residual provisions for which there would be a potential contingency at the termination of the lease period.

The Company has historically relied on cash and cash equivalents, investments and internally generated funds to support its working capital requirements.  Absent adverse factors outside the control of the Company, management believes current liquidity and funds from operations will be adequate resources for meeting current operations and non-aircraft capital needs through fiscal 2006.

Cash and cash equivalents increased 37.9% to $75.3 million at December 31, 2004 from $54.6 million at March 31, 2004.  A summary of cash flow activity is as follows:

Operating Activities

Net cash provided by operations for the nine months ended December 31, 2004 was $16.2 million.  The primary sources of cash were from operations, which generated $9.1 million of net income and $12.1 million of non-cash expenses, primarily depreciation and amortization.  The primary use of cash was $5.1 million of net payments for current operating items.

Investing Activities

Net cash provided by investing for the nine months ended December 31, 2004 was $3.5 million.  The sources of cash for investing activities were the net sales of short-term investment and operating activities.  The primary uses of cash were the net purchases of short and long-term investments, including variable securities classified as cash equivalents and purchases of property, plant and equipment of $7.5 million.

Financing Activities

Net cash provided by financing for the nine months ended December 31, 2004 was $1.1 million.  This was primarily due to the issuance of Company common stock upon the exercise of stock options for $1.2 million, which was offset by the repayment of debt for $0.1 million.

OUTLOOK

For the remainder of fiscal 2005, the Company estimates year-over-year ASMs at Mesaba will be up 15% in the fourth quarter.  The projected increase year-over-year for the fourth fiscal quarter is due to Mesaba being shut down for two days in January 2004 during final pilot contract negotiations and five RJ85s temporarily removed from scheduled service.

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

Aircraft Property and Equipment—Estimated lives or the remaining terms of the Airlink and Jet Agreements are used to record depreciation on aircraft property and equipment.  Aircraft utilization, Airlink and Jet Agreement contractual lives, technology and changes in business strategy may affect the economic lives used to record depreciation by Mesaba or Big Sky.  The foregoing may also affect depreciation rates, impairment or both.  Management of Mesaba and Big Sky regularly review the estimated useful lives and salvage values for aircraft property and equipment.

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

Aircraft Maintenance—Estimated maintenance costs and anticipated aircraft activity are used to determine maintenance reserves.  Changes in maintenance contracts, parts and labor costs and aircraft activity may affect the maintenance reserves.  Management of Mesaba and Big Sky regularly review airplane activity, expected aircraft return dates, changes in maintenance contracts and parts and labor costs for maintenance reserves.

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

Income Taxes—The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates.  In the event that there is a significant unusual or one-time item recognized, or expected to be recognized, in the Company’s operating results, the tax attributable to that item is separately calculated and recorded at the same time as the unusual or one-time item.  Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions.  The Company establishes income tax reserves if it believes that a position it has taken in a tax return may be subject to challenge.  The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit.  The effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as related interest.  This rate is then applied to the Company’s quarterly operating results.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”, which requires all public companies accounting for share-based payment transactions to account for these types of transactions using a fair-value-based method.  SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25.  SFAS 123(R) also requires the tax benefits associated with these shared based payments be classified as financing activities in the statement of cash flows rather than operating activities as is currently permitted.  SFAS 123(R) becomes effective for interim or annual periods beginning after June 15, 2005.

The Company expects to adopt SFAS 123(R) on April 1, 2005, the beginning of its first quarter of fiscal 2006, using the modified-prospective method.  Under this transition method, the Company will record compensation expense for all awards it grants on a straight-line basis over the vesting period.  In addition, the Company will record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of the adoption.  The Company has not completed its assessment of the impact of the standard on its financial condition or results of operations.

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

Certain Risk Factors Relating to the Company and the Airline Industry

The Company’s operations and financial results are subject to various risks and uncertainties, some of which are described below and in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.  The Company could also be adversely affected by additional risks and uncertainties not presently known or believed to be material.

Dependence on Relationship with Northwest

During the nine months ended December 31, 2004, 93.1% of the Company’s operating revenues were earned from Northwest.  As a result, the Company’s business is sensitive to events and risks affecting Northwest.  The Company’s business could be adversely affected by events such as a reorganization by Northwest through Chapter 11 bankruptcy proceedings, an inability by Northwest to reduce labor expenses and other costs, continued and unsustainable operating losses at Northwest, changes in Northwest’s business plan or model, employee strike or job actions, significant curtailment of service, continued volatility of fuel costs and terrorist events.  Loss of the Company’s business relationship with Northwest or Northwest’s failure to make timely payment of amounts owed to the Company would have a material adverse effect on the Company’s operations, financial position and cash flows.

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

Government Regulations

Airlines are subject to extensive regulatory and legal requirements that involve significant compliance costs that result in increased costs for passengers and the Company.  Additional laws, regulations, taxes and airport rates and charges are proposed periodically.  If adopted, these measures could have the effect of raising ticket prices, reducing revenue, increasing costs and reducing demand for air travel, any of which could have a material adverse effect on the Company’s business.

Effect of General Economic Conditions

Because a substantial portion of air travel, including business travel, is discretionary, the industry tends to experience adverse financial results during general economic downturns.  Soft economic conditions continue to put pressure on the profitability of the industry.  Any general decline in passenger traffic may harm the Company’s business.

Aircraft Accident

An accident involving Company aircraft could result in injuries and loss of life and the Company could experience significant claims from injured persons and surviving relatives.  An accident could also result in substantial property damage, loss of aircraft from service and adverse publicity for the Company.  Airlines are required by the DOT to carry liability insurance.  Although the Company believes its liability insurance is in amounts and of the type generally consistent with industry practice, substantial claims resulting from an accident in excess of insurance coverage would harm business and financial results.  Moreover, any aircraft accident, even if fully insured or not directly involving Mesaba or Big Sky, could cause a public perception that flying is less safe or reliable than other transportation alternatives, which could harm the Company’s financial condition and results of operations.

Failure to Successfully Expand Business

The Company’s strategy to expand and grow its business depends on many factors, some of which are beyond control of the Company.  The Company cannot be certain that it will be able to successfully expand its business and the failure to do so could harm the Company’s financial condition and results of operations.

Collective Bargaining Agreements

Labor costs are a significant component of the Company’s expenses.  Several of the Company’s employee groups have separate bargaining agreements and may make demands that would increase operating expenses, adversely affecting profitability.  Further, if the Company were unable to reach agreement on the terms of any collective bargaining agreement or were to experience widespread employee dissatisfaction, there could be work slowdowns or stoppages.  Mesaba is currently negotiating with the Aircraft Mechanics Fraternal Association for a new agreement.  The existing agreement became amendable in August 2003.  Mesaba is also currently negotiating with the Transportation Workers Union.  The existing agreement will become amendable in May 2005.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

During the fourth quarter of fiscal 2005, the Company determined that it had incorrectly accounted for certain aircraft leases that contained reduced rent obligations over a portion of the lease term.  As a result, the Company has restated its condensed consolidated financial statements as of March 31, 2004 and for the three and nine months ended December 31, 2003 to record aircraft rents on a straight-line basis over the lease terms.  The Company is presently evaluating and testing the Company’s internal controls over financial reporting.  Based on the results of the evaluation and testing, the Company will implement corrective action to its internal control procedures where required to improve the effectiveness of internal controls.  The Company intends to complete the process of testing and remediation by the end of fiscal year 2005.  See Note 13 to the condensed consolidated financial statements included in this report.

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  The Company’s management is working to identify and implement corrective actions where required to improve the effectiveness of the Company’s disclosure controls and procedures.  Specifically, the Company is implementing the following measures:

•      reviewing financial controls and procedures for accounting for leases;

•      additional training of the Company’s legal and accounting staff on complex accounting matters, including the accounting for leases;

•      modifying financial controls and procedures to ensure appropriate treatment of the accounting for leases at the inception of the lease.

Based in part on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, December 31, 2004, the Company’s disclosure controls and procedures were not effective to ensure that the information that is required to be disclosed by the Company in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the rules of the Securities and Exchange Commission.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as a result of the restatement discussed above, the Company has made and expects to continue to make improvements to the process for accounting for leases.

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 4, 2002, Fairbrook Leasing, Inc., Lambert Leasing, Inc. and Swedish Aircraft Holdings AB (“Saab Leasing”) filed a declaratory judgment action against Mesaba relating to 20 Saab 340A (“340A”) aircraft leased by Mesaba.  Saab Leasing sought a judicial declaration that the terms of the leases applicable to each of the 340A aircraft are governed by a March 7, 1996 term sheet proposal rather than the short-term leases subsequently executed by the parties.  The case was brought in the United States District Court for the District of Minnesota (“District Court”).  On December 8, 2003, the District Court issued an order declaring that the term sheet proposal constitutes a binding contract that required Mesaba to execute or negotiate in good faith toward the execution of long-term leases on each of the 340A aircraft.  The District Court concluded that the term sheet proposal is ambiguous with respect to whether lease extensions contemplated by that document are at Mesaba’s option or Saab Leasing’s option.  Mesaba has appealed the District Court’s summary judgment ruling.  On August 13, 2004, Saab Leasing filed a complaint in the District Court alleging damages in the form of aircraft lease payments they contend are due or will become due based upon the District Court’s summary judgment ruling in the declaratory judgment action.  Saab Leasing alleges approximately $35 million in past due and future aircraft lease obligations.  Mesaba denies the allegations in Saab Leasing’s complaint and contends that it has fulfilled and will continue to fulfill its existing lease obligations.  The ultimate outcome of this dispute cannot be predicted with certainty.

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

MAIR Holdings, Inc.

Dated: February 14, 2005	By:	/s/ Robert E. Weil
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