Form 10-K
period 2005-03-31
MAIR HOLDINGS INC
filed 2005-06-14
CIK 835768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. 0-17895

MAIR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1616499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 South Fifth Street, Suite 1360

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒     No ☐.

The aggregate market value of voting stock held by nonaffiliates of the registrant as of September 30, 2004 was approximately $84,000,000.

As of June 1, 2005, there were 20,574,340 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2005 Annual Meeting of Shareholders are incorporated by reference into the Part III Items 10, 11, 12, 13 and 14 of this Form 10-K.

MAIR HOLDINGS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2005

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I
Item 1. BUSINESS
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 9A. CONTROLS AND PROCEDURES
Item 9B. OTHER INFORMATION

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

EXHIBIT INDEX

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

Undue reliance should not be placed on the Company’s forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond the Company’s control.  The Company’s forward-looking statements are based on the information currently available and speak only as of the date on which this report was filed with the United States Securities and Exchange Commission (“SEC”).  Over time, actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by the Company’s forward-looking statements, and such differences might be significant and materially adverse to the Company’s shareholders.  Many important factors that could cause such a difference are described in this Annual Report under the caption “Certain Risk Factors Relating to the Company and the Airline Industry” within Item 1 in this Annual Report on Form 10-K.

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

PART I

Item 1. BUSINESS

MAIR Holdings, Inc. (“Holdings”) is the holding company for Mesaba Aviation, Inc., a regional air carrier based in Minneapolis, Minnesota (“Mesaba”) and Big Sky Transportation Co., a regional air carrier based in Billings, Montana (“Big Sky”).  Mesaba and Big Sky are each wholly owned subsidiaries of Holdings.  Holdings, Mesaba and Big Sky are referred to herein collectively as the “Company.”  Mesaba and Big Sky are the Company’s reportable segments that are managed independently.  Additional detail on segment reporting is included in Note 11 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Operations

Mesaba

Mesaba operates as a regional air carrier providing scheduled passenger service as “Mesaba Airlines/Northwest Airlink” and “Mesaba Airlines/Northwest Jet Airlink” under two separate agreements with Northwest Airlines, Inc., a wholly owned indirect subsidiary of Northwest Airlines Corporation (“Northwest”), to 109 cities in the United States and Canada from Northwest’s hub airports in Minneapolis/St. Paul, Detroit and Memphis.

Under the Airline Services Agreement (the “Airlink Agreement”), Mesaba operates Saab 340 jet-prop aircraft (“Saab”) for Northwest.  This agreement provides for exclusive rights to designated service areas and extends through June 30, 2007.  Under the Airlink Agreement, Mesaba recognizes revenue for each completed “available seat mile” (the number of seats in an aircraft multiplied by the number of miles those seats are flown).  Additionally, under the Airlink Agreement, Mesaba purchases fuel, ground handling and other services from Northwest.  Either Northwest or Mesaba may terminate the Airlink Agreement on 365 days notice.  The Airlink Agreement may be terminated immediately by Mesaba or Northwest in the event that the other party is the subject of a bankruptcy or similar proceeding or is divested of a substantial part of its assets.  Additionally, the non-defaulting party may terminate the agreement in the event of a breach of a non-monetary provision that remains uncured for a period of more than 30 days after receipt of written notification of such default, or the breach of a monetary provision that remains uncured for a period of more than ten days after receipt of written notification of such default.  Northwest may also terminate the Airlink Agreement in the event of certain lease and other performance defaults; change in control events; revocation or failure to obtain Department of Transportation (“DOT”) certification; failure to elect a chief executive officer of the Company and Mesaba reasonably acceptable to Northwest; or if more than 50% of the aircraft subject to the agreement are not operated for more than seven consecutive days or 25% of such aircraft are not operated for more than 21 consecutive days, other than as a result of the Federal Aviation Administration (“FAA”) grounding a specific aircraft type for all carriers.

Under the Regional Jet Services Agreement (the “Jet Agreement”), Mesaba operates Avro RJ85 regional jets (“RJ85”) for Northwest.  The Jet Agreement extends through April 25, 2007.  Under the Jet Agreement, Mesaba recognizes revenue for each “block hour” flown (the elapsed time between aircraft departing and arriving at a gate).  Northwest provides fuel and airport and passenger related services at Northwest’s expense.  Either Mesaba or Northwest may immediately terminate the Jet Agreement in the event that the other party is the subject of a bankruptcy or similar proceeding or is divested of a substantial part of its assets.  Additionally, the non-defaulting party may terminate the agreement in the event of a breach of a non-monetary provision that remains uncured for a period of more than 30 days after receipt of written notification of such default, or the breach of a monetary provision that remains uncured for a period of more than ten days after receipt of written notification of such default.  Northwest may also terminate the Jet Agreement in the event of certain lease and other performance defaults; change in control events; revocation or failure to obtain DOT certification; failure to elect a chief executive officer of the Company and Mesaba reasonably acceptable to Northwest; if more than 25% of the aircraft subject to the agreement are not operated for more than seven consecutive days, other than as a result of the FAA grounding all RJ85 aircraft for all carriers; or if there is a strike, cessation or interruption of work involving Mesaba pilots, flight attendants or mechanics providing jet service.

Under the agreements, all scheduled flights that Mesaba operates are designated as Northwest flights using Northwest’s designator code in all computer reservation systems, including the Official Airline Guide, with an asterisk and a footnote indicating that Mesaba is the carrier providing the service.  In addition, flight schedules of Mesaba and Northwest are closely coordinated to facilitate interline connections, and Mesaba’s passenger gate facilities at the Minneapolis/St. Paul International Airport, Detroit Metropolitan Airport and Memphis International Airport are integrated with Northwest’s facilities in the main terminal buildings, rather than at the more remote commuter air terminals.  Mesaba’s RJ85 aircraft are painted in the colors of Northwest Airlines and the Saab aircraft are painted in a distinctive “Northwest Airlink” configuration, with a Northwest logo in addition to Mesaba’s name.

Mesaba, through the agreements, receives ticketing and certain check-in, baggage, freight and aircraft handling services from Northwest at certain airports.  In addition, Mesaba receives its computerized reservations services from Northwest.  Northwest also performs all marketing, scheduling, yield management and pricing services for Mesaba’s flights.

Pursuant to a non-binding letter of intent, Mesaba and Northwest are currently negotiating a new omnibus airline services agreement intended to replace the Airlink Agreement and Jet Agreement.  See the “Recent Developments” section below.

Big Sky

Big Sky operates as a regional carrier based in Billings, Montana, providing scheduled passenger, airfreight, express package and charter services.  Big Sky provides scheduled air service to 18 communities in Montana, Colorado, Idaho, North Dakota, Oregon, Washington and Wyoming via its Billings hub.  Big Sky operates 65 scheduled flights per weekday with a reduced weekend schedule that provides interline and online connecting services, as well as local market services.  Big Sky also has code-sharing agreements with Alaska/Horizon Airlines, America West Airlines and Northwest, where its services are marketed jointly with those air carriers for connecting flights.

Big Sky also provides service between its Billings hub and seven communities primarily in Central/Eastern Montana and between Moses Lake, Washington, Portland, Oregon and Boise, Idaho and between Sheridan, Wyoming and Denver, Colorado under contracts with the DOT’s Essential Air Service (“EAS”) program.  The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service based on their passenger traffic.  The DOT pays EAS subsidies for each departure in a covered market.  Big Sky bids on the EAS contracts every two years.  In addition, Big Sky continually reviews EAS flying opportunities and makes bids with the DOT for flying where it is operationally and financially feasible.

Competition

The airline industry is highly competitive as a result of the Airline Deregulation Act of 1978 (the “Deregulation Act”), which generally increased competition by eliminating restrictions on fares and route selection.  The Deregulation Act also contributed to the withdrawal of national and major carriers from short-haul markets by allowing them to more easily obtain additional long-haul routes, which can be more efficiently and profitably served by larger jet aircraft.  Elimination of barriers to entry into new markets, however, also created greater potential for competing service by other carriers operating small, fuel-efficient aircraft on short-haul routes serving small and medium-sized cities.  Mesaba and Big Sky compete with other regional airlines on most routes they serve.  Mesaba and Big Sky also face competition from regional carriers offering service to alternative hubs for connecting flights.  Other carriers, including major carriers, can at any time institute competing service on routes served by Mesaba or Big Sky.

The Airlink Agreement and Jet Agreement do not prohibit Northwest from contracting with other regional airlines to provide the same services that Mesaba currently provides.  Northwest currently has an airline services agreement with Pinnacle Airlines Corp. (“Pinnacle”), and Pinnacle serves many of the same cities as Mesaba.  Northwest could choose to expand its agreement with Pinnacle in competition with Mesaba.  Northwest could also choose to establish relationships with other regional airlines.

Competitive factors in the airline industry generally include fares, frequency and dependability of service, convenience of flight schedules, type of aircraft flown, airports served, relationships with travel agents, and efficiency and reliability of reservations systems and ticketing services.  The compatibility of flight schedules with those of other airlines and the ability to offer through fares and convenient inter-airline flight connections are also important competitive factors.  Holdings believes its subsidiaries are competitive with respect to each of such factors because of their relationship with Northwest, established reputation, cost structure and an aircraft fleet that is properly suited for the small and medium-sized cities served.

Fuel

The Company believes that the following arrangements assure an adequate supply of fuel for current and future operations for both Mesaba and Big Sky, provided that Northwest does not experience a supply shortage.

Mesaba

Mesaba has arrangements with Northwest for its fuel requirements.  Certain provisions of the Airlink Agreement protect Mesaba from fluctuations in aviation fuel prices while the Jet Agreement requires Northwest to provide RJ85 fuel, at Northwest’s expense, to Mesaba.

Big Sky

Big Sky purchases a majority of its fuel from Northwest.  Big Sky purchases the balance of its fuel under arrangements with several fuel suppliers.  None of these arrangements provides protection from fluctuations in fuel prices.

Fares

Mesaba

Mesaba derives its passenger revenues by selling its capacity to Northwest at predetermined rates.  Mesaba is primarily paid by Northwest per available seat mile under the Airlink Agreement and per completed block hour under the Jet Agreement.

Big Sky

Big Sky generates its passenger revenues from passenger ticket sales through participation in Airline Reporting Corp., a clearinghouse for travel agencies, its own reservations center in Billings, a ticket by mail program and on-line E-ticketing.  Big Sky has ticketing and baggage agreements with all major airlines that serve its region, which allow its services to be sold by those airlines.  Big Sky establishes its passenger fares on a market-by-market basis utilizing a combination of factors, including the cost of providing the service based upon projected passenger levels, the competitive price of alternative means of transportation (including both air and surface) and the distance between markets.  Big Sky also employs the use of discounts off the base fares for advance ticket purchases and other special needs passengers that are common throughout the airline industry.

Regulations

Pursuant to Federal aviation laws, the DOT and the FAA have certain regulatory authority over the operations of all air carriers.  The jurisdiction of the FAA extends primarily to the safety and operational provisions of the Federal Aviation Act, while the responsibility of the DOT involves principally the regulation of certain economic aspects of airline operations.

FAA Regulation

Mesaba and Big Sky each hold an Air Carrier Certificate issued by the FAA under Part 119 of the Federal Aviation Regulations, permitting Mesaba and Big Sky to conduct flight operations in compliance with Part 121 of the Federal Aviation Regulations, which are the same regulatory requirements applicable to major airlines.  The FAA regulations to which Mesaba and Big Sky are subject are extensive and include, among other items, regulation of aircraft maintenance and operations, equipment, ground facilities, dispatch, communications, training, weather observation, flight personnel and other matters affecting air safety.  To ensure compliance with its regulations, the FAA requires airlines to obtain operating, airworthiness and other certificates that are subject to suspension or revocation for cause.  Mesaba and Big Sky hold all certificates necessary for their operations.

DOT Regulation

Mesaba and Big Sky each hold a Certificate of Public Convenience and Necessity issued by the DOT under federal aviation laws.  As certificated carriers, Mesaba and Big Sky are required to file quarterly reports with the DOT, including a report of aircraft operating expenses and related statistics.

Transportation Security Administration Regulation

In response to the terrorist attacks of September 11, 2001, Congress enacted the Aviation and Transportation Security Act of 2001 (the “ATSA”).  The ATSA created the Transportation Security Administration (the “TSA”) to oversee aviation and airport security.  Among other security measures, the ATSA enhanced background checks, provided federal air marshals aboard flights, improved flight deck security, enhanced airline crew security training, improved training of security screening personnel and enhanced airport perimeter access.

Air Transportation Safety and System Stabilization Act

In September 2001, Congress enacted the Air Transportation Safety and System Stabilization Act.  This legislation provided cash grants to U.S. airlines to compensate for “direct and incremental losses” incurred from September 11, 2001, through December 31, 2001.  Mesaba recognized a pre-tax grant of approximately $0.3 million as “other nonoperating income” in the accompanying consolidated statements of operations in fiscal 2003, in accordance with DOT and applicable authoritative accounting guidance.  In addition, Big Sky recognized and received $0.2 million during the period from December 1, 2002 (date of acquisition) to March 31, 2003 under the same program.

Emergency Wartime Supplemental Appropriations Act

In April 2003, Congress enacted the Emergency Wartime Supplemental Appropriations Act (the “Wartime Act”), which included, among other items, a $2.3 billion government grant to U.S. airlines for security fees previously remitted to the TSA and $100 million for reimbursement of aircraft cockpit door reinforcement costs.  In connection with reimbursements under the Wartime Act, for the year ended March 31, 2004, Mesaba recognized $2.3 million as “other nonoperating income” and Big Sky recognized $0.3 million as “other nonoperating income” and $0.2 million as a reduction of “administrative and other expense” in the accompanying consolidated statements of operations.  Retention of these funds requires compliance with the provisions of the Wartime Act.

Railway Labor Act

The Company’s relations with its labor unions are governed by the Railway Labor Act (the “RLA”).  Comprehensive provisions are set forth in the RLA establishing the right of airline employees to organize and bargain collectively and impose a duty upon air carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements.  The RLA contains detailed procedures, which must be exhausted before a lawful work stoppage may occur, including a formal declaration of an impasse by the National Mediation Board.

Other Regulations

Under the Noise Control Act of 1972 and the Aviation Safety and Noise Abatement Act of 1979, the FAA has authority to monitor and regulate aircraft engine noise.  Management of Mesaba and Big Sky believe that their aircraft comply with or are exempt from such regulations and that Mesaba and Big Sky comply with standards for aircraft exhaust emissions and fuel storage facilities issued by the Environmental Protection Agency.  As a foreign carrier operating in Canada, Mesaba is subject to regulation by the Transport Canada and has been issued a Foreign Air Carrier Operating Certificate and Canadian Transportation Agency economic licenses.  Because Northwest maintains certain contracts with the Department of Defense, Mesaba is subject to that department’s periodic inspections.

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

Aircraft Maintenance

The maintenance performed on the Company’s aircraft can be divided into two general categories: routine line maintenance and major overhauls.  Mesaba and Big Sky employ their own aircraft, avionics and engine maintenance staffs that perform substantially all routine line maintenance to the aircraft and engines.  As of October 2003, Mesaba contracted out most of its major overhauls on airframes, engines and other rotable parts on the Saab and RJ85 aircraft at FAA authorized facilities.  Major overhauls on Big Sky’s fleets, including airframes, engines and other rotable parts, are performed internally or at FAA authorized facilities.

Airport and Terminal Services

Mesaba’s ticket counter and baggage-handling space is leased from local airport authorities or other airlines at all of the airports served.  In 45 of the cities it serves, Mesaba receives support services under agreements with Northwest.  In accordance with the Airlink Agreement, Mesaba pays local airport authorities for the use of landing fields at rates that are based on the number of flights per day, fixed fees, or on the number of aircraft landings and aircraft weight.  Northwest pays for Mesaba’s landing fees under the Jet Agreement.

Mesaba receives other revenue from Northwest, Pinnacle and other airlines for ground handling services performed at the Minneapolis/St. Paul, Detroit and other spoke airports.

Big Sky leases airport counter, baggage and ramp space for ground services and customer services at all of the cities it currently serves.  Big Sky contracts for ground handling services from other airlines as needed.

Employees

As of March 31, 2005, the Company and its subsidiaries employed approximately 3,950 employees with approximately 45.6% of those employees represented by labor unions.  Mesaba had approximately 3,750 (913 part-time) employees and Big Sky had approximately 200 (58 part-time) employees.  Neither Mesaba nor Big Sky had any official work stoppages during fiscal 2005.  Management, in general, believes that its relations with the Company’s employees are good.  The Company’s labor agreements are as follows:

Mesaba

	Approximate
	Number of		Amendable
Employee Group	Employees	Union	Date
Pilots	876	Air Line Pilots Association (“ALPA”)	January 2009
Mechanics	244	Aircraft Mechanics Fraternal Association (“AMFA”)	August 2003
Dispatchers	23	Transportation Workers Union (“TWU”)	May 2005
Flight Attendants	567	Association of Flight Attendants	April 2006
Customer service agents	1,605	None
Management / Administrative / Clerical	435	None
	3,750

Mesaba negotiated a new agreement with ALPA under Section 6 of the RLA, which became effective January 31, 2004.  The mechanics, which constitute 6.5% of Mesaba’s workforce, are currently working under an agreement that became amendable in August 2003.  Mesaba is currently negotiating with the AMFA under Section 6 of the RLA for a new agreement.  Mesaba is also negotiating with the dispatchers, which constitute 0.6% of Mesaba’s workforce.

Big Sky

	Approximate
	Number of		Amendable
Employee Group	Employees	Union	Date
Pilots	56	United Transportation Union	December 2009
Mechanics	23	International Association of Machinists and Aerospace Workers	August 2010
Dispatchers	11	United Transportation Union	December 2009
Customer service agents	76	None
Management / Administrative / Clerical	34	None
	200

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

Recent Developments

Northwest Letter of Intent

On April 20, 2005, Holdings and Mesaba executed a non-binding letter of intent with Northwest to allow Mesaba to operate 15 Bombardier CRJ-200 regional jets (“CRJ”) under the Northwest Airlink banner, with exclusive rights to the next 20 CRJ-200 or CRJ-440 aircraft Northwest Airlines may order.  Mesaba expects to lease the aircraft from Northwest and expects the first aircraft to enter service before the end of 2005.  Mesaba expects to enter into a new 10-year omnibus airline services agreement with Northwest covering the operation of the CRJs, Saabs and RJ85s that will replace the existing Airlink Agreement and the Jet Agreement, which are set to expire in 2007.  As part of the letter of intent, Mesaba agreed to incur the costs necessary to bring the new CRJ fleet into service.

Holdings and Mesaba are currently negotiating the definitive new omnibus airline services agreement with Northwest, which is subject to final approval by all parties.  Upon execution of the definitive agreement, Holdings expects to amend the currently outstanding warrants held by Northwest to reduce the number of shares of the Company’s common stock issuable upon exercise from 4,151,922 shares exercisable at prices from $7.25 to $21.25 per share to an aggregate of 4,112,500 shares exercisable at a price of $8.74 per share.  The warrants are expected to expire ten years from the date of the definitive airline services agreement.  Sixty percent of the shares are expected to become exercisable upon the delivery of the 15th CRJ aircraft to Mesaba, and an additional 4% of the shares are expected to become exercisable with each subsequent delivery of the next ten CRJ aircraft.  Pursuant to the letter of intent, Holdings also agreed to enter into a registration rights agreement to register the shares of stock currently held by Northwest and the shares of stock that will be issuable to Northwest upon exercise of the warrants.

Litigation Settlement

On May 6, 2005, the Company executed a final settlement agreement with an investment advisor who had, on the Company’s behalf, purchased debt securities issued by WorldCom in the principal amount of $3.2 million.  In March 2003, the debt securities were sold for approximately $0.8 million.  On May 9, 2005, the Company received a settlement in the amount of $1.8 million in cash.  The Company will recognize the recovery resulting from the settlement in the first quarter of fiscal 2006.

Certain Risk Factors Relating to the Company and the Airline Industry

The Company’s operations and financial results are subject to various risks and uncertainties, some of which are described below.  The Company could also be adversely affected by additional risks and uncertainties not presently known or believed to be material.

Risks Related to the Mesaba’s Airlink Agreement and Jet Agreement

Mesaba is dependent on its relationship with Northwest as its major customer, and the loss of this relationship would substantially harm the Company’s financial results.

During fiscal 2005, Northwest accounted for 92.7% of the Company’s operating revenues.  Additionally, Mesaba consistently carries a receivable due from Northwest between $20 million to $30 million.  Northwest has incurred significant losses in the last several years, including a net loss of $862 million in 2004 and a net loss of $450 million in the first quarter of 2005.  If Northwest continues to incur operating losses, it may be unable to fulfill its financial obligations and may be forced to initiate bankruptcy proceedings.  Because Holdings has no commitment to fund Mesaba’s operations, if Northwest defaults or otherwise fails to make a payment to Mesaba prior to filing for bankruptcy, Mesaba would hold an unsecured prepetition bankruptcy claim that it may be unable to collect.  In such circumstances, if Mesaba is unable to secure alternate financing, it could be forced to file for bankruptcy protection.  The Company’s business could also be adversely affected by events at Northwest outside of bankruptcy, such as an inability by Northwest to reduce labor expenses and other costs, continued and unsustainable operating losses at Northwest, changes in Northwest’s business plan or model, employee strike or job actions, significant curtailment of service (and thus curtailment of the utilization of the Company’s aircraft), continued volatility of fuel costs and terrorist events.  Loss of the Company’s business relationship with Northwest or Northwest’s failure to make timely payment of amounts owed to the Company would have a material adverse effect on the Company’s operations, financial position and cash flows.

If Mesaba’s Airlink Agreement or Jet Agreement with Northwest is terminated, the Company could lose its only significant source of revenue and earnings, Mesaba’s regional fleet, access to airport facilities and the services Northwest provides.

Any termination of the Airlink Agreement or Jet Agreement by Northwest, through bankruptcy or otherwise, would allow Northwest the right to terminate Mesaba’s aircraft leases and subleases covered by the agreements.  Northwest would also be allowed to take immediate possession of the aircraft.  As a result, the Company would have no significant sources of revenue or earnings.  Additionally, the Company risks losing the use of Northwest’s systems, airport facilities and other services that support the Company’s operations.  The Company may not be able to find replacement services, or it may not be able to find such services on terms or conditions as favorable as those received from Northwest.

Northwest has not guaranteed that it will grow Mesaba’s regional fleet and Northwest could opt to utilize other regional airlines.

Neither the Airlink Agreement nor Jet Agreement provide that Mesaba’s fleet will grow beyond its existing size.  Additionally, the agreements do not prohibit Northwest from contracting with other regional airlines to provide the same services that Mesaba currently provides.  Finally, the Company’s letter of intent with Northwest is non-binding, so there is no guarantee that Northwest will place the new CRJ aircraft with Mesaba.  Northwest currently has an airline services agreement with Pinnacle, and Pinnacle serves many of the same cities as Mesaba.  Northwest could choose to expand its agreement with Pinnacle in competition with Mesaba.  Northwest could also choose to establish relationships with other regional airlines.

The Airlink Agreement and Jet Agreement place constraints on Mesaba’s ability to provide airline services to airlines other than Northwest.

Both the Airlink Agreement and Jet Agreement provide that Mesaba cannot use any of its officers, employees, facilities, equipment or aircraft that it uses to provide airline services to Northwest in any new operations with another airline without the prior written consent of Northwest.  Any services provided to another airline would have to be provided by a subsidiary independent of Mesaba, and doing so could result in significant costs to the Company.

In connection with the Company’s letter of intent with Northwest, Mesaba has incurred, and will continue to incur, significant expenses in connection with bringing the CRJ aircraft into its fleet, and it may not be reimbursed for these expenses if a definitive agreement is not signed.

The Company’s non-binding letter of intent with Northwest provides that Mesaba will place the first CRJ aircraft in service by October 15, 2005.  Although the parties have not yet signed a definitive agreement, Mesaba has incurred and will continue to incur substantial expenses related to adding the CRJ aircraft to its fleet.  If an agreement with Northwest is not finalized, there is no assurance that Mesaba will recognize revenue to offset these start-up expenses.

Risks Related to the Company’s Business and Operations

The Company’s success is dependent on its ability to obtain all necessary aircraft, engines, parts and related maintenance and support from various aircraft manufacturers and vendors.

The Company is dependent on various aircraft manufacturers and other vendors to provide sufficient parts and related maintenance and support services on a timely basis.  Additionally, the Company relies on various engine manufacturers for parts, repair and overhaul services and other types of support services.  The failure of aircraft or engine manufacturers and other vendors to provide parts or related services on a timely, cost-effective basis could materially and adversely affect the Company’s business, financial condition and results of operations.

Because the Company is unable to pass along increased operating costs, the Company’s earnings will be negatively affected as its fleets continue to age.

As the Company’s fleet of aircraft age, the cost of maintaining the aircraft will likely increase.  Because many aircraft components are required to be replaced after specified numbers of flight hours or take-off and landing cycles, and because new aviation technology may be required to be retrofitted, the cost to maintain aging aircraft will generally exceed the cost to maintain newer aircraft.  Any material increase in such costs will have a material adverse effect on the Company’s business, financial condition and results of operations.

If Mesaba loses certain of its ground handling business, the Company’s results of operations could be materially affected.

Mesaba performs various ground handling services for Northwest and Pinnacle at Minneapolis, Detroit and certain spoke stations.  Ground handling business is highly competitive, and airlines are constantly reviewing their cost structures to locate the most cost-effective ground handling providers.  If Northwest or Pinnacle terminate Mesaba’s ground handling services, the Company’s financial results would be materially affected, both through a loss of revenue and increased transition expenses.

The Company could incur significant costs if it experiences difficulty finding, training and retaining employees.

The Company’s business is labor-intensive, and the Company requires large numbers of pilots, flight attendants, maintenance technicians and other personnel.  The airline industry has from time to time experienced a shortage of qualified personnel, specifically pilots and maintenance technicians.  In addition, as is common with most of the Company’s competitors, the Company has faced considerable turnover of its employees.  For example, the Company’s pilots, flight attendants and maintenance technicians occasionally leave to work for larger airlines, which generally offer higher salaries and more extensive benefit programs than regional airlines are financially able to offer.  In the event of a significant increase in the turnover of employees, the Company would incur significantly higher training costs than would otherwise be necessary.  The Company cannot provide assurance that it will be able to recruit, train and retain the qualified employees it requires to carry out its business plan.

The Company could be adversely affected by the highly competitive nature of the airline industry.

The airline industry is highly competitive, and Northwest competes not only with other regional carriers, but also with low-cost airlines and major airlines on many of its routes, including the routes that Mesaba flies.  Some of these competitors are significantly larger and possess greater resources than Northwest.  Moreover, any new entry in the markets Mesaba serves could lessen the economic benefits Northwest derives from servicing these markets.  Finally, Big Sky also competes with low-cost and regional carriers on its routes, and it faces the same competitive challenges described above.

The Company’s ability to diversify within the airline industry may be limited by the terms of various collective bargaining agreements and by other airlines’ business agreements.

Mesaba’s labor collective bargaining agreement with its own pilots limits the types of aircraft Big Sky may fly.  Mesaba’s and Big Sky’s ability to provide regional service to other major air carriers may also be limited by those carriers’ existing relationships with other regional operators.  Additionally, many of the labor collective bargaining agreements of major airlines, including Northwest, contain scope clause restrictions that limit the airlines’ ability to add new regional jets.  These factors could prevent the Company from pursuing future diversification opportunities.

The Company’s compliance with various regulations governing the airline industry can be costly, and the Company could be harmed if it fails to comply with such regulations.

Airlines are subject to extensive regulatory and legal requirements that involve significant compliance costs that result in increased costs for passengers and the Company.  The FAA, DOT and TSA periodically propose additional laws, regulations, taxes and airport rates and charges.  Such measures could have the effect of raising ticket prices, reducing revenue, increasing costs or reducing demand for air travel.  The Company expects to continue incurring expenses to comply with existing and future regulations.  Moreover, if the Company fails to comply with applicable regulations, it may be subject to sanctions, including the following:

•                  warning letters;

•                  fines;

•                  injunctions;

•                  orders relating to grounding of aircraft, inspection of aircraft, installation of new safety-related items and removal and replacement of certain aircraft parts; or

•                  criminal prosecutions.

Future terrorist attacks, other world events, general economic conditions and other factors beyond the Company’s control could substantially harm the Company.

The terrorist attacks of September 11, 2001 and the prolonged unrest in the Middle East materially affected and continue to affect the airline industry.  Concerns about further terrorist attacks have had a negative impact on air travel demand.  In addition, security procedures introduced at airports since the attacks have increased the inconvenience of air travel, both in reality and in customer perception, leading to further reduction in demand.  Additional terrorist attacks, the fear of such attacks or continued conflict in Iraq or other countries could further affect the airline industry and could cause general instability in financial markets.

Because a substantial portion of air travel, including business travel, is discretionary, the industry tends to experience adverse financial results during general economic downturns.  Soft economic conditions continue to put pressure on the profitability of the industry.  Any general decline in passenger traffic may harm the Company’s business.

The Company’s operations are also subject to delays caused by factors beyond its control, including air traffic congestion at airports, adverse weather conditions and increased security measures.  Such delays frustrate passengers, reduce aircraft utilization and increase costs, all of which may affect profitability and harm the Company’s financial condition and results of operations.

The Company is increasingly dependent upon technology in its operations, and any failure of such technology could adversely affect the Company.

The Company has made, and will continue to make, substantial investments in technology to manage its operations.  In particular, the Company’s systems operations control center, which oversees daily flight operations, is dependent on a number of technology systems to operate effectively.  The Company’s technology systems may be vulnerable to various sources of interruption due to events beyond the Company’s control, including natural disasters, terrorist attacks, computer viruses and hackers.  In addition, large-scale interruption in technology on which the Company depends, such as power, telecommunications or the Internet, could substantially disrupt the Company’s operations.

Any airline accident in which the Company is involved could subject the Company to substantial liability and seriously harm the Company’s financial condition and results of operations.

An accident involving Company aircraft could result in injuries and loss of life, and the Company could experience significant claims from injured persons and surviving relatives.  An accident could also result in substantial property damage, loss of aircraft from service and adverse publicity for the Company.  Airlines are required by the DOT to carry liability insurance.  Although the Company believes its liability insurance is in amounts and of the type generally consistent with industry practice, substantial claims resulting from an accident in excess of insurance coverage would harm the Company’s business and financial results.  Any resulting claims would also be costly to defend and could harm the Company’s reputation.  Moreover, any aircraft accident, even if fully insured or not directly involving Mesaba or Big Sky, could cause a public perception that flying is less safe or reliable than other transportation alternatives, which could harm the Company’s financial condition and results of operations.

The Company is subject to collective bargaining agreements with several of its employee groups, and any failure to successfully negotiate these agreements could subject the Company to strikes and increased labor costs, either of which could negatively impact the Company’s financial performance.

Labor costs are a significant component of the Company’s expenses, comprising 33.2% of total operating expenses in fiscal 2005.  Several of the Company’s employee groups have separate bargaining agreements and may make demands that would increase operating expenses, adversely affecting profitability.  Mesaba is currently negotiating with AMFA for a new agreement.  The existing agreement became amendable in August 2003.  Mesaba is also currently negotiating with the TWU, whose agreement became amendable in May 2005.  The Company cannot predict the outcome of these negotiations.  If the Company is unable to reach agreement on the terms of any collective bargaining agreement or experiences widespread employee dissatisfaction, there could be work slowdowns or stoppages.  Any sustained work stoppages could adversely affect Mesaba’s ability to fulfill its obligations under the Airlink Agreement and Jet Agreement and could have an adverse effect on the Company’s financial condition and results of operations.

Risks Related to the Company’s Stock

Together, certain of the Company’s shareholders own or have the right to acquire a significant portion of the Company’s stock and could ultimately control decisions regarding the Company.

Northwest owns 27.5% of the Company’s common stock.  Northwest also owns warrants to purchase an aggregate of 4,151,922 shares of the Company’s common stock.  Additionally, several other shareholders also own significant blocks of the Company’s common stock.  Because the parties described above currently own a large portion of the Company’s stock, they may be able to determine or significantly influence the outcome of corporate actions requiring shareholder approval.  As a result, these parties may be in a position to control matters affecting the Company, including decisions as to the Company’s direction and policies; future issuances of securities; incurrence of debt; amendments to the Company’s articles of incorporation and bylaws; payment of dividends on the Company’s common stock; and acquisitions, sales of the Company’s assets, mergers or similar transactions, including transactions involving a change of control.  As a result, some investors may be unwilling to purchase the Company’s common stock.  In addition, if the demand for the Company’s common stock is reduced because of these shareholders’ control of the Company, the price of the Company’s common stock could be materially depressed.

Future sales of the Company’s common stock by its shareholders could depress the price of the Company’s stock.

Sales of a large number of shares of the Company’s common stock or the availability of a large number of shares for sale could adversely affect the market price of the Company’s common stock.  As of March 31, 2005, the Company had 20,574,340 shares of common stock outstanding.  Several of the Company’s shareholders own substantial blocks of the Company’s common stock.  Additionally, along with the shares of stock it currently owns, Northwest could own an additional large block of the Company’s common stock upon exercise of its warrants.  In connection with the letter of intent with Northwest, the Company has agreed to enter into a registration rights agreement to register the shares of stock owned by Northwest (including those shares underlying its warrants).  Following such registration, future sales of those shares, or future sales of other large blocks of the Company’s common stock that are already registered, could substantially depress the Company’s stock price.

Any future exercises of warrants by Northwest could substantially dilute the Company’s common stock.

As of March 31, 2005, Northwest holds warrants exercisable for an aggregate of 4,151,922 shares of the Company’s common stock at prices ranging from $7.25 per share to $21.25 per share.  As described in the previous “Recent Developments” section, if the Company enters into an omnibus airline services agreement, it expects to amend these warrants to change the exercise price to $8.74 per share and to decrease the number of shares issuable upon exercise to 4,112,500 shares.  Holders of the Company’s common stock, therefore, could experience substantial ownership dilution if Northwest elects to exercise these warrants.

The Company’s stock price may continue to be volatile.

In the past two fiscal years, the market price of the Company’s common stock has ranged from a low of $5.52 per share to a high of $10.11 per share.  Because the Company’s stock is thinly traded, its market price is sensitive and may continue to experience substantial fluctuations due to a variety of factors, including the following:

•                  failure of the Company’s operating results to meet analysts’ or investors’ expectations in any quarter;

•                  securities analysts’ estimates;

•                  material announcements by the Company, Northwest or the Company’s competitors;

•                  public sales of a substantial number of shares of the Company’s common stock;

•                  regulatory actions; or

•                  general market conditions.

Anti-takeover provisions of the Company’s articles of incorporation and bylaws and of Minnesota law could discourage, delay or prevent a change in control.

The Company’s articles of incorporation and bylaws, along with Minnesota law, could discourage, delay or prevent persons from acquiring or attempting to acquire the Company.  The Company’s articles of incorporation authorize the board of directors, without action by the Company’s shareholders, to designate and issue preferred stock in one or more series, with such rights, preferences and privileges as the board of directors shall determine.  The Company’s articles of incorporation and bylaws also mandate a classified board of directors, which makes changing control of the board more difficult.  The Company’s bylaws grant the board of directors the authority to adopt, amend or repeal all or any of such bylaws, subject to the power of the shareholders to change or repeal such bylaws.  The Company’s bylaws also limit who may call meetings of the Company’s shareholders.

As a public corporation, the Company is prohibited by the Minnesota Business Corporation Act, except under certain specified circumstances, from engaging in any merger, significant sale of stock or assets or business combination with any shareholder or group of shareholders who own at least 10% of the Company’s common stock.

Available Information

The Company maintains a website at www.mairholdings.com.  On its website, free of charge, the Company makes available its Annual Report on Form 10-K and links to the SEC website for other public filings.  The Company’s Code of Ethics for its Chief Executive Officer and financial officers is also available on its website.  All information is also available in print upon written request to the Company’s General Counsel at 150 South Fifth Street, Suite 1360, Minneapolis, Minnesota 55402.  The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Item 2. PROPERTIES

Aircraft

Mesaba

The following table sets forth certain information as to Mesaba’s passenger aircraft fleet as of March 31, 2005:

			Approximate	Approximate
	Number of	Seating	Single Flight	Average Cruising
Type of Aircraft	Aircraft	Capacity	Range (miles)	Speed (MPH)
Avro RJ85	35	69	1,400	410
Saab 340	63	30/33/34	500	300

The RJ85 aircraft are pressurized jet airplanes with galleys, dual class cabins, standup headroom, lavatories, airborne communications addressing and reporting system, radar, ground proximity warning, traffic collision avoidance and de-icing systems.  The Saab aircraft are pressurized jet-prop airplanes with galleys, standup headroom, lavatories, radar, global positioning, ground proximity warning, traffic collision avoidance and de-icing systems.  All of Mesaba’s aircraft comply fully with all current regulations issued by the FAA.

Mesaba leases or subleases its RJ85 aircraft from Northwest under operating leases with initial terms of up to ten years.  The lease and sublease agreements for the RJ85 with Northwest contain certain requirements of Mesaba regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon their return to Northwest.  The Jet Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events, including termination or breach of the Jet Agreement.

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

As of March 31, 2005, Mesaba’s existing fleet of RJ85 and Saab aircraft had remaining lease terms of up to 11 years.  The current aggregate monthly lease payments for all Mesaba aircraft is approximately $8.5 million.

Big Sky

The following table sets forth certain information as to Big Sky’s passenger aircraft fleet as of March 31, 2005.

			Approximate	Approximate
	Number of	Seating	Single Flight	Average Cruising
Type of Aircraft	Aircraft	Capacity	Range (miles)	Speed (MPH)
Operating:
Metro III /23	4	19	750	300
Beechcraft 1900D	5	19	750	325
Non Operating:
Metro III	4

All of Big Sky’s aircraft are pressurized jet-prop airplanes with radar, ground proximity warning, traffic collision avoidance and de-icing systems.  All of Big Sky’s operating aircraft comply fully with all current regulations issued by the FAA.

In January 2005, Big Sky entered into a letter of intent to lease ten Beechcraft B1900D aircraft from Mesa Air Group, Inc., to transition from its Metro fleet.  During March 2005, Big Sky parked four Metros, took delivery of five Beechcraft aircraft and began flying them.  Big Sky will take delivery of the remaining five Beechcraft during fiscal 2006 and the Metro fleet will be removed from service.  Big Sky will attempt to dispose of the Metro aircraft through subleases or other means.

Big Sky leases all of its Metro aircraft from leasing companies and its Beechcraft aircraft from Mesa Air Group.  The lease agreements contain certain requirements of Big Sky regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon their return.  The leases on five Metro aircraft allow Big Sky to return the aircraft to the lessor upon the occurrence of certain events and contain purchase options.

As of March 31, 2005, Big Sky’s operating fleet of Metro and Beechcraft aircraft had remaining lease terms of seven months to 60 months and aggregate monthly lease payments of approximately $0.2 million.  The four nonoperating Metro aircraft are parked and pending disposition as part of the fleet transition.  The current aggregate monthly lease payments for these nonoperating aircraft are approximately $50,000.  As of March 31, 2005, the Company expensed approximately $1.0 million related to the remaining lease payments on the nonoperating aircraft and other estimated net costs of the aircraft’s return to the lessor.

Facilities

Holdings

Holdings’ executive offices are located in downtown Minneapolis, Minnesota.  Holdings leases approximately 2,000 square feet of office space for approximately $3,800 per month.  The lease commenced in October 2003.  In May 2005, Holdings entered into a new lease in the same building for approximately 3,370 square feet of office space with lease payments of approximately $6,000 per month.  The lease expires on September 30, 2010 but contains an early termination provision allowing the lease to be cancelled on September 30, 2007.

Mesaba

Mesaba leases an aircraft hangar facility from the Metropolitan Airports Commission.  Under this 25-year agreement, Mesaba leases approximately 366,000 square feet of maintenance facilities, maintenance offices, ramp, parking and unimproved land, of which approximately 87,000 square feet is for the new maintenance hangar facility.  The lease payments of approximately $111,000 per month commenced in October 2003.  Mesaba has a ten-year lease agreement for approximately 33,000 square feet of office space for its principal executive offices located in Eagan, Minnesota.  The lease payments of approximately $35,000 per month commenced in January 2004.  The lease expires on December 31, 2013 but contains an early termination provision allowing the lease to be cancelled at the end of seven years.

Mesaba subleases approximately 21,000 square feet of office and training support space at the Pan-Am International Flight Academy in Eagan, Minnesota for its flight operations training center.  Mesaba pays approximately $27,000 per month under the terms of this sublease, which has a term of 15 years and expires in January 2017.

Mesaba leases approximately 497,000 square feet of facilities, ramp, parking and unimproved land at the Cincinnati/Northern Kentucky Airport under separate ground and facilities leases.  The facilities lease covers approximately 126,000 square feet of hangar and maintenance space, and Mesaba pays monthly rentals of approximately $92,000 until July 1, 2029 as part of a special facilities bond financing provided by the Cincinnati/Northern Kentucky Airport Authority.  Pursuant to the guaranty agreement, Holdings unconditionally guarantees full and prompt payment of the bonds.  The ground lease has a 30-year term concurrent with the facilities lease.  Mesaba pays approximately $12,000 per month under the ground lease.

Mesaba leases approximately 334,000 square feet of ramp, parking and unimproved land at the Detroit Metropolitan Airport.  The hangar facility, of approximately 60,000 square feet, located on the property was paid in full in fiscal 2003.  The ground lease has a 20-year term with monthly lease payments of approximately $10,000.  Lease payments are subject to an annual adjustment on January 1 each year based upon the percentage change in an index published by the Bureau of Labor Statistics of the U.S. Department of Commerce.

Mesaba leases approximately 38,000 square feet of hangar and office space located on approximately 102,000 square feet of land and parking areas of which Mesaba is ground lessee at the Central Wisconsin Airport in Mosinee, Wisconsin.  Mesaba pays approximately $3,000 per month under the terms of the ground and facility lease, which expire on December 31, 2011, subject to two ten-year renewal options.

Big Sky

Big Sky’s main hangar and principal offices are located at the Logan International Airport in Billings, Montana.  The main facility consists of a 12,000 square foot building that can hold three aircraft for maintenance, a parts warehouse, back shop area and two floors of offices.  A two-story building adjacent to the hangar houses Big Sky’s general offices.  These buildings are situated on approximately 83,000 square feet of land owned by the City of Billings and leased to Big Sky on long-term facility and ground leases.  The facility lease has a 20-year term and the ground lease has a 26-year term.  The combined monthly lease payment is approximately $7,000.

Item 3. LEGAL PROCEEDINGS

On October 4, 2002, Fairbrook Leasing, Inc., Lambert Leasing, Inc. and Swedish Aircraft Holdings AB (“Saab Leasing”) filed a declaratory judgment action against Mesaba relating to 20 Saab 340A (“340A”) aircraft leased by Mesaba.  Saab Leasing sought a judicial declaration that the terms of the leases applicable to each of the 340A aircraft are governed by a March 7, 1996 term sheet proposal rather than the parties’ subsequent agreements and conduct.  In a December 8, 2003 order, the District Court declared the term sheet proposal a binding preliminary agreement requiring Mesaba to negotiate in good faith toward the execution of long-term agreements for each of the 340A aircraft.  Mesaba appealed the District Court’s ruling.

On August 13, 2004, relying on the District Court’s declaratory judgment ruling, Saab Leasing filed a separate action in the District Court alleging approximately $35 million in damages for past due and future aircraft lease obligations.  Mesaba denies the allegations in Saab Leasing’s complaint and contends that it has fulfilled and will continue to fulfill its existing obligations.

On May 19, 2005, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court’s declaratory judgment ruling.  Despite the Eighth Circuit’s ruling, Mesaba believes, based on advice from its legal counsel, that it has defenses in the damages case that will limit Saab Leasing’s ability to recover damages.  Nevertheless, there can be no assurance that the District Court in the damages case will agree with Mesaba’s analysis.  Therefore, the ultimate outcome of this dispute cannot be predicted with certainty.

As of March 31, 2005, the Company did not establish an accrual with regard to this litigation.  Accordingly, an adverse outcome to this matter could have a material impact on the Company’s financial condition and results of operation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s shareholders during the three month period ended March 31, 2005.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock is traded under the symbol “MAIR” on the NASDAQ National Market.

The following table sets forth, for the periods indicated, the high and low price per share for the Company’s common stock for the two most recent fiscal years.  Quotations for such periods are as reported by NASDAQ for National Market issues.  The Company has not issued cash dividends since September 1995 and does not currently intend to do so in the future.

	Fiscal 2005		Fiscal 2004
Quarter	High	Low	High	Low
First	$9.52	$7.11	$6.42	$5.52
Second	$9.30	$7.55	$7.70	$5.86
Third	$9.60	$8.11	$7.99	$6.02
Fourth	$9.60	$7.97	$10.11	$7.22

On June 1, 2005, the number of holders of record of common stock was 648.

The transfer agent for the Company’s common stock is Wells Fargo Bank Minnesota, National Association, 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to	Weighted average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights (a)	warrants & rights (b)	reflected in column (a))(c)
Plans approved by security holders	1,898,551	$7.07	800,251

The equity compensation plans approved by the Company’s shareholders are the 1994 Stock Option Plan, the 1996 Director Stock Option Plan and the 2000 Stock Incentive Plan.  The 2000 Stock Incentive Plan contains a provision that automatically increases the authorized shares available for grant on September 1 of each year by the lesser of 300,000 or 1% of the then outstanding common shares.  See Item 8, “Financial Statements and Supplementary Data” Note 9, for additional information regarding the Company’s equity compensation plans.

Item 6. SELECTED FINANCIAL DATA

The following tables set forth selected financial data with respect to the Company as of the dates and for the periods indicated.  The selected financial data has been derived from the Company’s audited consolidated financial statements, which have been restated to give effect to the restatement discussed in Note 14 to the Company’s Consolidated Financial Statements.  The financial data set forth below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7.

	For the Years Ended March 31 (in thousands, except per share data)
		As restated
	2005	2004	2003(1)	2002	2001
Statement of Operations Data:
Operating revenues	$456,067	$449,079	$456,880	$416,913	$439,803
Operating expenses	447,428	445,053	448,549	416,077	411,623
Operating income	$8,639	$4,026	$8,331	$836	$28,180

Net income	$7,355	$4,496	$4,151	$7,828	$19,083

Net income per share-basic	$0.36	$0.22	$0.20	$0.39	$0.94
Weighted average number of issued shares outstanding	20,505	20,334	20,308	20,289	20,288

Net income per share-diluted	$0.35	$0.22	$0.20	$0.38	$0.91
Weighted average common and potentially dilutive common shares outstanding outstanding-diluted	21,050	20,562	20,357	20,601	20,941

(1)           Statement of operations data includes the results of operations of Big Sky since the date of acquisition, December 1, 2002.

	As of March 31 (in thousands)
		As restated
	2005	2004	2003 (1)	2002	2001
Balance Sheet Data:
Current assets	$187,547	$174,934	$158,976	$162,621	$156,740
Property and equipment, net	38,421	39,722	43,798	50,615	56,248
Long-term investments	43,240	39,984	32,162	4,068	—
Other noncurrent assets, net	11,746	14,167	15,052	8,758	10,966
Total assets	$280,954	$268,807	$249,988	$226,062	$223,954

Current liabilities	$82,206	$77,098	$65,372	$44,781	$46,566
Other noncurrent liabilities	6,069	7,448	7,161	8,221	13,037
Shareholders’ equity	192,679	184,261	177,455	173,060	164,351
Total liabilities and shareholders’ equity	$280,954	$268,807	$249,988	$226,062	$223,954

(1)           Balance sheet data includes Big Sky, which was acquired on December 1, 2002.

	For the Years Ended March 31
	2005	2004	2003 (4)	2002	2001
Selected Operating Data:
Mesaba
Passengers	5,623,731	5,596,721	5,658,006	5,650,500	6,207,400
Available seat miles (1)	3,064,167	2,904,198	2,822,140	2,739,946	2,948,239
Revenue passenger miles (2)	2,003,910	1,774,931	1,646,114	1,571,042	1,725,460
Load factor (3)	65.4%	61.1%	58.3%	57.3%	58.5%
Block hours flown	287,482	290,270	300,049	298,349	339,198
Departures	207,067	219,009	233,160	240,068	269,596
Revenue per available seat mile	$0.144	$0.149	$0.160	$0.152	$0.149
Cost per available seat mile	$0.139	$0.145	$0.155	$0.152	$0.139
Big Sky
Passengers	85,455	105,913	39,587
Available seat miles (1)	59,284	75,188	29,810
Revenue passenger miles (2)	21,630	27,066	10,630
Load factor (3)	36.5%	36.0%	35.7%
Block hours flown	16,396	20,307	9,456
Departures	19,423	23,245	8,415
Revenue per available seat mile	$0.254	$0.219	$0.193
Cost per available seat mile	$0.337	$0.267	$0.262

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been restated to give effect to the restatement discussed in Note 14 to the consolidated financial statements included in Item 8, and should be read in conjunction with the accompanying consolidated financial statements.  The Company’s operations and financial results are subject to various risks and uncertainties associated with the airline industry.  See “Certain Risk Factors Relating to the Company and the Airline Industry” in Item 2.

Year in Review and Outlook

Summary

Fiscal 2005 was a rebuilding year for the Company.  After Mesaba reached a new pilot agreement that extends through January 2009 and reaffirmed the Jet Agreement with Northwest through April 2007 in late fiscal 2004, Mesaba brought the five grounded RJ85s back into service in the first quarter of fiscal

2005 and increased the utilization of that fleet.  Traffic built steadily in the summer, but Mesaba subsequently faced some very challenging weather and irregular operations in its hubs, especially in Detroit, during the Christmas and winter periods.  Mesaba also focused on process discipline in the ground handling at its hub operations and began providing CRJ deicing and online luggage transfer for Northwest at Detroit.  By March, Mesaba was focused on responding to a request for proposal from Northwest for new 50 seat regional jet operations.  Separately, Big Sky initiated a fleet transition of its own from the Metros to the Beechcraft 1900D.  Big Sky completed a new fleet campaign by putting the Beechcraft 1900D on its air carrier certificate in 60 days.

Outlook

Given the airline industry’s continued economic uncertainty, the Company’s will focus its efforts in fiscal 2006 on three main strategies:

•                  Maintain outstanding operating performance at each subsidiary while the subsidiaries focus on the following initiatives:

Mesaba

•                  Mesaba will focus on finalizing a new omnibus airline services agreement with Northwest, obtaining its CRJ certificate and bringing 15 new aircraft into the fleet, starting in October 2005 with expected completion by March 2006

•                  Mesaba will continue to negotiate a new contract with its mechanics and dispatchers while simultaneously building contingency plans to ensure safe, reliable operations during potential labor unrest at Northwest or Mesaba

Big Sky

•                  Big Sky will complete its fleet transition, retiring the remaining Metros from operations, and expand its route structure by bringing five additional Beechcraft 1900Ds into the fleet

•                  Invest in a new fleet at Mesaba which should improve the Company’s financial position and operating results in fiscal 2007 and beyond

•                  Explore additional growth opportunities with existing subsidiaries and consider acquisitions to diversify in the airline industry.

Fiscal Year Ended March 31, 2005 Compared with Fiscal Year Ended March 31, 2004

Earnings Summary

The Company reported net income of $7.4 million or $0.35 per diluted share for fiscal 2005, compared to $4.5 million or $0.22 per diluted share in fiscal 2004.  Diluted weighted average common and potentially dilutive common shares were 21.1 million and 20.6 million in fiscal 2005 and 2004.

Mesaba

Mesaba Operating Revenues

Total operating revenues increased 1.9% in fiscal 2005 to $441.0 million from $432.6 million in fiscal 2004.  The increase is primarily attributable to incremental ground handling revenue due to Mesaba’s increased ground handling business in Minneapolis and Detroit.  This was partially offset by a 0.4% decrease in passenger revenue as the reduction in Saab flying more than offset the incremental RJ85 flying year-over-year.

Mesaba Operating Expenses

Total operating expenses in fiscal 2005 increased 1.0% to $426.5 million from $422.2 million in fiscal 2004.  The cost per ASM decreased 4.1% to $0.139 from $0.145.  The following table compares components of operating cost per ASM for the years ended March 31:

	2005		2004
Wages and benefits	4.6	¢	4.6	¢
Aircraft fuel	0.6		0.7
Aircraft maintenance	2.7		2.7
Aircraft rents	3.3		3.5
Landing fees	0.2		0.2
Insurance and taxes	0.2		0.3
Depreciation and amortization	0.5		0.6
Administrative and other	1.8		1.9
Total	13.9	¢	14.5	¢

Wages and benefits increased 5.6% to $140.9 million in fiscal 2005 from $133.5 million in fiscal 2004.  Wages and benefits increased due to increased ground handling wages from additional ground handling activity, increased wages due to additional flying and the new pilots’ contract and increased costs related to the 401(k) benefit plan.  These increases were slightly offset by lower health and dental expenses resulting from improved experience.  Year-over-year comparisons were also affected by the one-time $2.7 million retroactive pilot compensation expense in the prior year resulting from the pilots’ contract signed in January 2004.

Aircraft fuel decreased 16.0% to $16.9 million in fiscal 2005 from $20.1 million in fiscal 2004.  The decrease is partially attributable to a decrease of 6.5% in Saab block hours flown.  In addition, there was a $1.8 million decrease due to adjustments made to previously recorded accruals for estimated fuel expense.  Certain provisions of the Airlink Agreement with Northwest protect Mesaba from changes in fuel prices.  Mesaba’s actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon in both fiscal 2005 and 2004.  Northwest is responsible for fuel for Mesaba’s RJ85 operations.

Aircraft maintenance costs, excluding wages and benefits, increased 5.8% to $81.9 million in fiscal 2005 from $77.4 million in fiscal 2004.  Aircraft maintenance costs increased primarily due to a 9.5% increase in RJ85 block hours in fiscal 2005 and repair costs incurred to continue to maintain the fleet as it ages.

Aircraft rents decreased 2.2% to $100.5 million in fiscal 2005 from $102.7 million in fiscal 2004.  This decrease is attributable to four fewer Saab aircraft in service year-over-year.

Landing fees decreased 3.9% to $6.5 million in fiscal 2005 from $6.8 million in fiscal 2004.  The decrease is primarily attributable to the 7.1% reduction of Saab departures partially offset by airport rate increases during fiscal 2005.  Northwest is responsible for landing fees for Mesaba’s RJ85 operations.

Insurance and taxes decreased 26.4% to $6.2 million in fiscal 2005 from $8.4 million in fiscal 2004.  The decrease is primarily attributable to fewer insured aircraft and a reduction in the rates charged for hull and passenger liability insurance, as well as the recognition of property tax refunds of $0.7 million.

Depreciation and amortization decreased 15.1% to $13.8 million in fiscal 2005 compared to $16.3 million in fiscal 2004.  The lower level of depreciation and amortization resulted from reduced capital spending over the last several years.

Administrative and other expenses increased 5.0% to $59.9 million in fiscal 2005 from $57.0 million in fiscal 2004 primarily due to increased outside services of $3.6 million related to consulting and audit costs incurred to comply with the requirements of the Sarbanes-Oxley Act and increased TSA fees.  In addition, the increase was due to costs associated with irregular operations of approximately $1.2 million.  These increased costs were offset by reduced costs related to third party Saab ground handling of $1.1 million and pilot training of $1.4 million.

Big Sky

Big Sky Operating Revenues

Total operating revenues decreased 8.5% to $15.1 million in fiscal 2005 from $16.5 million in fiscal 2004 due to a reduction in flying unprofitable routes, resulting in a $1.7 million decrease in passenger revenue, partially offset by a $0.3 million increase in EAS subsidies.

Big Sky Operating Expenses

Total operating expenses in fiscal 2005 decreased 0.5% to $20.0 million from $20.1 million in fiscal 2004 primarily due to the reduced flying year-over-year, which were offset by $1.0 million costs associated with the permanent grounding of four Metro aircraft: three due to the fleet transition from Metros to Beechcraft 1900Ds and one due to significant aircraft damage.

Consolidated Operating Income

Operating income totaled $8.6 million in fiscal 2005, as compared to $4.0 million in fiscal 2004.  The Company’s operating margin increased to 1.9% in fiscal 2005 from 0.9% in fiscal 2004.

Consolidated Nonoperating Income

Nonoperating income (net) decreased to $2.3 million for fiscal 2005 from $4.4 million in fiscal 2004.  The decrease is primarily due to the government grant of $2.6 million in fiscal 2004, which was partially offset by increased interest income of $0.6 million earned on the Company’s investments in fiscal 2005.

Consolidated Provision for Income Taxes

The provision for income taxes decreased 9.1% to $3.6 million in fiscal 2005 from $4.0 million in fiscal 2004.  The Company’s blended effective tax rate was 32.9% in fiscal 2005 as compared to 46.8% in fiscal 2004.  During the first quarter of fiscal 2005, the Company received verification of a final settlement with the Internal Revenue Service concerning its examination of the Company’s fiscal 1995 and 1996 income tax returns.  As a result of this settlement, the Company reduced its income tax payable and tax provision by $1.2 million.  Without this one-time adjustment, the Company’s effective tax rate would have been 43.8% in fiscal 2005.  The Company adjusts its effective tax rate quarterly based on forecasted operating results in the fiscal year.  The rate is affected principally by the level of nondeductible expenses relative to projected taxable income.

Fiscal Year Ended March 31, 2004 Compared with Fiscal Year Ended March 31, 2003

Earnings Summary

The Company reported net income of $4.5 million or $0.22 per diluted share for fiscal 2004, compared to $4.2 million or $0.20 per diluted share in fiscal 2003.  Diluted weighted average common and potentially dilutive common shares outstanding were 20.6 million and 20.4 million in fiscal 2004 and 2003.

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

Mesaba Operating Revenues

Total operating revenues decreased 4.1% in fiscal 2004 to $432.6 million from $451.1 million in fiscal 2003.  The decrease is attributable to a decrease of approximately 6.7% in completed Saab ASMs due to the return of six Saab A-model aircraft, the grounding of five RJ85 aircraft from December 2003 to March 2004 and the temporary shutdown of service during final pilot negotiations in January 2004 that resulted in the cancellation of 624 flights.

Mesaba Operating Expenses

Total operating expenses in fiscal 2004 decreased 3.6% to $422.5 million from $438.4 million in fiscal 2003.  The cost per ASM decreased 6.9% to $0.145 from $0.155.

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

Aircraft rents decreased 3.7% to $103.0 million in fiscal 2004 from $107.0 million in fiscal 2003.  This decrease is attributable to fewer aircraft in service year-over-year.

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

Consolidated Operating Income

Operating income totaled $4.0 million in fiscal 2004, as compared to $8.3 million in fiscal 2003.  The Company’s operating margin decreased to 0.9% in fiscal 2004 from 1.8% in fiscal 2003.

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

Consolidated Provision for Income Taxes

The provision for income taxes decreased 10.7% to $4.0 million in fiscal 2004 from $4.4 million in fiscal 2003.  The Company’s blended effective tax rate was 46.8% in fiscal 2004 as compared to 51.7% in fiscal 2003.  The effective tax rate decreased primarily due to deducting certain meals and entertainment expenses that were previously treated as nondeductible expenses.

Liquidity and Capital Resources

Cash, cash equivalents and short and long-term investments increased 6.9% to $170.9 million at March 31, 2005 from $159.9 million at March 31, 2004.  The Company’s working capital increased to $105.3 million with a current ratio of 2.3 at March 31, 2005 compared to $97.8 million and 2.3 at March 31, 2004.

Investments consist principally of municipal securities and are classified as available-for-sale.  Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.  The Company classifies investments with an original maturity of more than 90 days that mature within one year as short-term and greater than one year as long-term.

The Company reclassified its investments in auction rate securities from cash and cash equivalents to short or long-term investments in the accompanying consolidated balance sheets depending upon the original maturity date.  These auction rate securities, which have interest rate resets every 90 days or less but maturity dates of greater than 90 days, were previously included in cash and cash equivalents in the amount of $1.9 million at March 31, 2004.  The auction rate securities are classified as available-for-sale and are carried at cost, which approximates market value.  The reclassifications had no impact on the Company’s previously reported results of operations.

Approximately 83.0% of the Company’s accounts receivable balance as of March 31, 2005 was due from Northwest and this receivable is not collateralized.  The Company’s business is sensitive to events and risks affecting Northwest.  Northwest has incurred significant losses in the last several years, including a net loss of $862 million in 2004 and a net loss of $450 million in the first quarter of 2005.  If Northwest continues to incur operating losses, it may be unable to fulfill its financial obligations, including payments due to Mesaba under the Airlink Agreement and Jet Agreement.  Loss of Mesaba’s affiliation with Northwest or Northwest’s failure to make timely payment of amounts owed to Mesaba or to otherwise materially perform under the Airlink or Jet Agreement for any reason would have a material adverse effect on the Company’s results of operations and financial condition.

Cash and cash equivalents increased 10.1% to $58.0 million at March 31, 2005 from $52.7 million at March 31, 2004.  A summary of cash flow activity is as follows:

Operating Activities

Net cash provided by operations in fiscal 2005 was $22.1 million.  The primary sources of cash were from operations, which generated $7.4 million of net income and $15.6 million of non-cash items, primarily depreciation and amortization.  The changes to current operating items resulted in a use of cash of $0.9 million.

Investing Activities

Net cash used by investing activities in fiscal 2005 was $17.9 million.  Cash that was generated from operations was the funding source for investing activities.  The primary uses were net purchases of short and long-term investments of $8.2 million and purchases of property, plant and equipment of $9.7 million.

Financing Activities

Net cash provided by financing activities in fiscal 2005 was $1.1 million.  This was primary due to the repayment of noncurrent liabilities of $0.1 million, which was offset by the proceeds from the issuance of common stock related to the exercise of options of $1.2 million.

Outlook

The Company has historically relied on cash and cash equivalents, investments and internally generated funds to support its working capital requirements.  Absent adverse factors outside the control of the Company, management believes current liquidity and funds from operations will provide adequate resources for meeting current operations, investment in the new CRJ fleet and non-aircraft capital needs for fiscal 2006.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

As of March 31, 2005, Mesaba’s fleet consisted of 98 aircraft covered under operating leases with remaining terms of up to 11 years and aggregate monthly lease payments of approximately $8.5 million.  Mesaba leases its Saab aircraft, either directly from aircraft leasing companies, through Pinnacle under operating leases with initial terms of up to seven years or through subleases with Northwest under operating leases with initial terms of up to 17 years.  Mesaba leases its RJ85 aircraft from Northwest under operating leases with initial terms of up to ten years.  Mesaba believes that its revenues from the Airlink and Jet Agreements will continue to be sufficient to fund its aircraft lease obligations.  If the Airlink Agreement terminates, then the Saab aircraft leases will simultaneously terminate.  Likewise, if the Jet Agreement terminates, then the RJ85 aircraft leases will simultaneously terminate.

As of March 31, 2005, Big Sky’s fleet consisted of 13 aircraft covered under operating leases with remaining terms of seven months to 60 months and aggregate monthly lease payments of approximately $0.2 million.  Big Sky leases eight of its aircraft from leasing companies and five from Air Midwest, a subsidiary of Mesa Air Group.  Big Sky will lease an additional five Beechcraft 1900Ds in fiscal 2006.  Five of the Metro leases allow Big Sky to return the aircraft to the lessor upon the occurrence of certain events and contain purchase options.  Funding of the monthly minimum lease payments is dependent on continued passenger boardings, Big Sky’s operations and, potentially, funding from the Company.

The Company’s airline fleet operating leases do not contain any guaranteed lease residual provisions for which there would be a potential contingency at the termination of the lease period.  The following table summarizes the Company’s commitments to make long-term debt and lease payments for the years ending March 31, in thousands:

	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases: (1)
Aircraft (2)	$104,184	$104,283	$40,733	$37,473	$36,222	$174,946	$497,841
Non-aircraft	9,156	8,996	7,898	6,841	6,697	52,764	92,352
Long-term debt (3)	105	110	22				237
Capital lease (4)	33	34	37	40	43	269	456
Total	$113,478	$113,423	$48,690	$44,354	$42,962	$227,979	$590,886

(1)           Amounts represent minimum lease payments with initial or remaining terms of more than one year.  See Note 6 to the consolidated financial statements for additional discussion of operating leases.

(2)           Amounts are based on lease terms, which have early terminations and extensions.  The Saab leases have initial terms of up to 17 years with early terminations.  The RJ85 leases have initial terms of up to ten years with extensions.

(3)           Amounts represent principal payments only.  See Note 7 to the consolidated financial statements for additional discussion of long-term debt and future maturities.

(4)           See Note 6 to the consolidated financial statements for additional discussion of the capital lease.

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

Goodwill and Other Intangible Assets—The excess of the Big Sky purchase price over the fair market value of the net assets acquired was allocated to certain identifiable intangible assets, including Big Sky’s pilot labor contract and its air carrier certificate and goodwill.  The recoverability of goodwill ($2.5 million) and other intangible assets ($2.8 million) is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amounts.  The evaluation includes future cash flow projections, strategic modeling and other management assumptions.  During the fourth quarter of fiscal 2005, the Company completed its annual impairment test of goodwill and other intangible assets and determined that no impairment charge was necessary.

Income Taxes—The Company’s effective tax rate was 32.9%, 46.8% and 51.7% in fiscal 2005, 2004 and 2003.  The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates.  In the event that there is a significant unusual or one-time item recognized, or expected to be recognized, in the Company’s operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.  Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions.  The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, certain positions are likely to be challenged and may not succeed.  The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit.  The effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as related interest.  This rate is then applied to the Company’s quarterly operating results.

Workers Compensation Insurance—The Company estimates the ultimate cost of an on-the-job injury at the time of the injury to determine its workers compensation insurance reserves.  The Company uses the services of its insurance carrier and outside broker to assist in determining the reserve levels.  Injury severity, cost of care and the insurance contract affect the ultimate cost and ultimate reserves recorded.  Management of Mesaba and Big Sky regularly review workers compensation activity with outside consultants for any changes in the workers compensation reserve.

Health and Dental Insurance—The Company estimates the amount of incurred but not reported health and dental claims to determine its health and dental insurance reserves.  The Company uses the services of its insurance carrier and outside broker to assist in determining the reserve levels.  Historical claims experience, claims severity and cost of care affect the ultimate cost and ultimate reserves recorded.  Management of Mesaba and Big Sky regularly review health and dental claims activity with outside consultants for any changes in the health and dental insurance reserve.

Property Taxes—Estimated property tax values and assessments are used to record property tax reserves for the various jurisdictions in which the Company operates.  Aircraft and parts values, aircraft flight activity, ground equipment values and the location of personnel may affect the ultimate property tax obligation.  Management of Mesaba and Big Sky periodically review the above items for any changes in the property tax reserves.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires all public companies accounting for share-based payment transactions to account for these types of transactions using a fair-value-based method.  SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25.  SFAS No. 123(R) also requires the tax benefits associated with these shared based payments to be classified as financing activities in the statement of cash flows rather than operating activities as is currently permitted.  SFAS No. 123(R) becomes effective as of the beginning of the first fiscal year beginning after June 15, 2005.

The Company expects to adopt SFAS No. 123(R) on April 1, 2006 using the modified-prospective method.  Under this transition method, the Company will record compensation expense for all awards it grants on a straight-line basis over the vesting period.  In addition, the Company will record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of the adoption.  The Company has not completed its assessment of the impact of the standard on its financial condition or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s principal market risks are the availability and price of jet fuel and changes in interest rates.

The Company believes its arrangements for fuel, primarily with Northwest, assure an adequate supply of fuel for current and future operations for both Mesaba and Big Sky, provided that Northwest does not experience a supply shortage.  As a part of the Airlink Agreement, Northwest bears the economic risk of fuel price fluctuations for Mesaba’s fuel requirements.  As part of the Jet Agreement, Northwest provides all fuel at its expense to support Mesaba’s RJ85 operations.  Big Sky is subject to fluctuations in fuel prices, but currently fuel expense is not a material cost in relation to the Company’s total operating expenses.  The Company expects that its results of operations will not be materially affected by fuel price volatility.

The Company does not hold long-term interest-sensitive assets and therefore is not exposed to significant interest rate fluctuations for its assets.  The Company does not purchase or hold any derivative financial instruments for trading or speculative purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the related reports of management and the Company’s independent registered public accounting firm are included in this Annual Report on Form 10-K on the pages indicated below:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2005.  Management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of
MAIR Holdings, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of MAIR Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

June 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of
MAIR Holdings, Inc.
Minneapolis, Minnesota

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MAIR Holdings, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of March 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005 of the Company and our report dated June 13, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
June 13, 2005

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of March 31, 2005 and 2004

(in thousands, except share information)

		As restated -
		see Note 14
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,968	$52,661
Short-term investments	69,669	67,285
Accounts receivable, net of reserves of $601 and $926	31,176	29,494
Inventories, net	11,034	8,664
Prepaid expenses and deposits	5,808	5,381
Deferred income taxes and other	11,892	11,449
Total current assets	187,547	174,934
PROPERTY AND EQUIPMENT, net (Note 2)	38,421	39,722
NONCURRENT ASSETS:
Long-term investments	43,240	39,984
Goodwill	2,503	2,503
Other intangible assets, net	2,819	3,224
Other assets, net	6,424	8,440
	$280,954	$268,807
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,151	$17,008
Accrued liabilities:
Payroll	19,563	16,724
Maintenance	20,281	23,738
Deferred income	3,085	2,504
Other current liabilities	20,126	17,124
Total current liabilities	82,206	77,098

OTHER NONCURRENT LIABILITIES	6,069	7,448

COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 12)

SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, no specified par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 20,574,340 and 20,375,372 shares issued and outstanding	206	204
Paid-in capital	54,356	52,995
Warrants	16,500	16,500
Accumulated other comprehensive income (loss)	(254)	46
Retained earnings	121,871	114,516
Total shareholders’ equity	192,679	184,261
	$280,954	$268,807

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended March 31, 2005, 2004 and 2003

(in thousands, except per share information)

		As restated-see Note 14
	2005	2004	2003
OPERATING REVENUES:
Passenger	$413,855	$417,300	$433,060
Freight and other	42,212	31,779	23,820
Total operating revenues	456,067	449,079	456,880
OPERATING EXPENSES:
Wages and benefits	148,652	143,124	134,508
Aircraft fuel	19,377	22,399	22,987
Aircraft maintenance	84,276	80,700	82,984
Aircraft rents	102,478	105,460	107,844
Landing fees	6,759	7,108	7,298
Insurance and taxes	7,383	9,347	15,060
Depreciation and amortization	14,634	17,144	18,838
Administrative and other	63,869	59,771	59,030
Total operating expenses	447,428	445,053	448,549
Operating income	8,639	4,026	8,331
NONOPERATING INCOME (EXPENSE):
Interest income and other	2,381	1,888	2,809
Government grant income	—	2,646	491
Writedown of investment	—	—	(2,994)
Interest expense	(61)	(101)	(47)
Other nonoperating income, net	2,320	4,433	259
Income before provision for income taxes	10,959	8,459	8,590

PROVISION FOR INCOME TAXES	3,604	3,963	4,439
NET INCOME	$7,355	$4,496	$4,151

NET INCOME PER SHARE:
Earnings per common share - basic	$0.36	$0.22	$0.20
Earnings per common share - diluted	$0.35	$0.22	$0.20

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,505	20,334	20,308
Diluted	21,050	20,562	20,357

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended March 31, 2005, 2004 and 2003

(in thousands, except share information)

						Accumulated
						Other		Total	Comprehensive
	Common Stock		Paid-In	Warrants		Comprehensive	Retained	Shareholders’	Income
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Equity	(Loss)
Balance, March 31, 2002 (as previously reported)	20,298,141	$203	$50,508	4,151,922	$16,500	$(21)	$106,182	$173,372
Prior period adjustment (see Note 14)							(313)	(313)
Balance, March 31, 2002 (as restated-see Note 14)	20,298,141	203	50,508	4,151,922	16,500	(21)	105,869	173,059

Net income (as restated-see Note 14)							4,151	4,151	$4,151
Exercise of stock options	22,500		107					107
Unrealized gain on investments, net of tax						137		137	137
Balance, March 31, 2003 (as restated-see Note 14)	20,320,641	203	50,615	4,151,922	16,500	116	110,020	177,454	4,288

Net income (as restated-see Note 14)							4,496	4,496	4,496
Exercise of stock options	54,731	1	355					356
Compensation expense for stock options under variable accounting			1,987					1,987
Tax benefit on stock options exercised			38					38
Unrealized loss on investments, net of tax						(70)		(70)	(70)
Balance, March 31, 2004 (as restated-see Note 14)	20,375,372	204	52,995	4,151,922	16,500	46	114,516	184,261	4,426

Net income							7,355	7,355	7,355
Exercise of stock options	198,968	2	1,201					1,203
Compensation expense for stock options under variable accounting			(13)					(13)
Tax benefit on stock options exercised			173					173
Unrealized loss on investments, net of tax						(300)		(300)	(300)
Balance, March 31, 2005	20,574,340	$206	$54,356	4,151,922	$16,500	$(254)	$121,871	$192,679	$7,055

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended March 31, 2005, 2004 and 2003

(in thousands)

		As restated-see Note 14
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,355	$4,496	$4,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,634	17,144	18,838
Amortization of deferred credits	(1,399)	(1,795)	(2,430)
Stock-based compensation	(13)	1,987	—
Writedown of investment	—	—	2,994
Deferred income taxes	426	(1,408)	(2,152)
Amortization of investments	2,081	1,719	—
Changes in current operating items, net of acquisition:
Accounts receivable	(1,682)	11,188	2,371
Inventories	(2,370)	(205)	225
Prepaid expenses and other	(2,366)	(456)	(2,725)
Accounts payable and other	5,450	13,250	14,017
Net cash provided by operating activities	22,116	45,920	35,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Big Sky, net of cash acquired	—	—	(3,225)
Purchases of investments	(105,702)	(95,775)	(106,516)
Sales of investments	97,482	59,381	104,875
Purchases of property and equipment, net of acquisition	(9,659)	(10,717)	(7,399)
Net cash used in investing activities	(17,879)	(47,111)	(12,265)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of other noncurrent liabilities	(133)	(244)	(641)
Proceeds from issuance of common stock	1,203	356	107
Net cash provided by (used in) financing activities	1,070	112	(534)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,307	(1,079)	22,490
CASH AND CASH EQUIVALENTS:
Beginning of year	52,661	53,740	31,250

End of year	$57,968	$52,661	$53,740

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$61	$83	$47
Income taxes	5,073	2,850	10,252

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.              Corporate Organization and Business:

Corporate Organization

The consolidated financial statements include the accounts of MAIR Holdings, Inc. (formerly known as Mesaba Holdings, Inc.) (“Holdings”) and its wholly owned subsidiaries, Mesaba Aviation, Inc., a regional air carrier based in Minneapolis, Minnesota (“Mesaba”) and Big Sky Transportation Co., a regional air carrier based in Billings, Montana (“Big Sky”).  Holdings, Mesaba and Big Sky are referred to herein collectively as the “Company.”  Holdings acquired Big Sky on December 1, 2002 (see Note 3).  All significant intercompany balances and transactions have been eliminated in consolidation.

Business

Mesaba

Mesaba operates as a regional air carrier providing scheduled passenger service as “Mesaba Airlines/Northwest Airlink” and “Mesaba Airlines/Northwest Jet Airlink” under two separate agreements with Northwest Airlines, Inc., a wholly owned indirect subsidiary of Northwest Airlines Corporation (“Northwest”), to 109 cities in the United States and Canada from Northwest’s hub airports located in Minneapolis/St. Paul, Detroit and Memphis.

Under the Airline Services Agreement (the “Airlink Agreement”), Mesaba operates Saab 340 jet-prop aircraft (“Saab”) for Northwest.  This agreement provides for exclusive rights to designated service areas and extends through June 30, 2007.  Under the Airlink Agreement, Mesaba recognizes revenue for each completed “available seat mile” (the number of seats available for passengers multiplied by the number of miles those seats are flown).  Additionally, under the Airlink Agreement, Mesaba purchases fuel, ground handling at spoke stations and other services from Northwest.  The Company, on a net basis, paid to Northwest $21.9 million, $19.7 million and $17.2 million in fiscal 2005, 2004 and 2003, for these services.  Either Northwest or Mesaba may terminate the Airlink Agreement on 365 days notice or it may be terminated immediately by either party for certain provisions provided for in the Airlink Agreement.

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

Under the agreements, all Mesaba flights appear in Northwest’s timetables and Mesaba receives ticketing and certain check-in, baggage and freight-handling services from Northwest at certain airports.  Mesaba also benefits from its relationship with Northwest through advertising and marketing programs.  The Airlink Agreement and Jet Agreement provide for certain incentives from Northwest to Mesaba based on achievement of certain operational or financial goals.  Approximately 83% and 75% of the March 31, 2005 and 2004 accounts receivable balances in the accompanying consolidated balance sheets are due from Northwest and this receivable is not collateralized.  Approximately 92.7%, 92.9% and 96.5% of the Company’s total operating revenue recognized in fiscal 2005, 2004 and 2003 was from Northwest.  Accounts payable owed to Northwest, primarily for ground handling was $0.4 million and $0.7 million as of March 31, 2005 and 2004.  There are other significant related party transactions and balances between Northwest and Mesaba disclosed throughout the Notes to the Consolidated Financial Statements.

For the years ended December 31, 2004, 2003 and 2002, Northwest’s net income (loss) was $(862) million, $248 million and $(798) million.  As of March 31, 2005, Northwest had a stockholders’ equity deficit of $3.5 billion and negative working capital of $1.2 billion.  If Northwest continues to incur operating losses, it may be unable to fulfill its financial obligations, including payments due to Mesaba under the Airlink Agreement and Jet Agreement.  Additionally, the Company’s business could be adversely affected by events such as a reorganization by Northwest through Chapter 11 bankruptcy proceedings, an inability by Northwest to reduce labor expenses and other costs, continued and unsustainable operating losses at Northwest, changes in Northwest’s business plan or model, employee strike or job actions, significant curtailment of service (and thus curtailment of the utilization of the Company’s aircraft), continued volatility of fuel costs and terrorist events.  Loss of the Company’s business relationship with Northwest or Northwest’s failure to make timely payment of amounts owed to the Company would have a material adverse effect on the Company’s operations, financial position and cash flows.

Big Sky

Big Sky operates as a regional air carrier based in Billings, Montana, primarily providing scheduled passenger, airfreight, express package and charter services.  Big Sky provides scheduled air service to 18 communities in Montana, Colorado, Idaho, North Dakota, Washington and Wyoming via its Billings hub.  Big Sky operates daily scheduled flights providing interline and online connecting services and local market services.  Big Sky also has code-sharing agreements with Alaska/Horizon Airlines, America West Airlines and Northwest, where its services are marketed jointly with those air carriers for connecting flights.

Big Sky participates in the Essential Air Service (“EAS”) program with the U.S. Department of Transportation (“DOT”).  The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service based on its passenger traffic.  The DOT pays EAS subsidies for each departure in a covered market.  Big Sky recognized revenue from EAS subsidies of $7.4 million, $7.1 million and $2.2 million in fiscal 2005, 2004 and 2003.

Big Sky purchased fuel from Northwest for $1.7 million, $1.9 million and $0 in fiscal 2005, 2004 and 2003.

2.              Summary of Significant Accounting Policies:

The accounting policies of the Company conform to accounting principles generally accepted in the United States of America.  Significant policies are described below.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant use of estimates relates to accrued maintenance expenses, aircraft property and equipment lives, inventory obsolescence reserves, valuation of goodwill and other intangible assets and accounting for income taxes.  Actual results could differ from those estimates.

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

Inventories

Inventories are stated at the lower of cost or market and consist of expendable aircraft service parts, fuel and glycol (de-icing agent).  Mesaba uses the first-in, first-out inventory method and Big Sky uses average cost.  Expendable parts are charged to maintenance as used.  A provision is recorded to reduce inventories to the estimated net realizable value, if required.  As of March 31, 2005 and 2004, this reserve balance was $2.3 million and $2.2 million.

Property and Equipment

Property and equipment are stated at cost.  Additions, improvements or major renewals are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expense as incurred.  Depreciation is computed on a straight-line basis for financial reporting purposes over estimated useful lives of 3 to 40 years or the remaining terms of the Airlink and Jet Agreements.  Leasehold improvements are amortized over the life of the lease or the remaining estimated useful life of the asset.  Depreciation and amortization expense on property and equipment totaled $12.6 million, $15.1 million and $17.1 million in fiscal 2005, 2004 and 2003.

Property and equipment and related accumulated depreciation and amortization were as follows as of March 31, in thousands:

	2005	2004
Flight equipment	$93,645	$84,490
Ground services equipment	14,268	14,091
Office and general equipment	13,189	12,615
Buildings and leasehold improvements	8,321	8,415
Maintenance shop equipment	4,152	3,866
Other	318	315
	133,893	123,792
Less: Accumulated depreciation and amortization	(95,472)	(84,070)
Net property and equipment	$38,421	$39,722

Airframe and Engine Maintenance

Routine airframe and engine maintenance is charged to expense as incurred.  Overhaul costs covered by third-party maintenance agreements are accrued based on the hours flown and estimates of aircraft activity.  Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized and amortized over the remaining estimated useful life of the asset or the remaining terms of the Airlink and Jet Agreements.

Other Assets

Warrants — In connection with the Jet Agreement, as amended, Mesaba paid Northwest contract rights fees in fiscal 1997 and 1999 in the form of warrants to purchase the Company’s common stock.  Contract rights totaled $11.7 million and related accumulated amortization totaled $10.0 million and $8.9 million as of March 31, 2005 and 2004.  The contract rights are being amortized over the life of the warrants.  The warrants issued in connection with the Jet Agreement consist of the following:

Grant Date	Shares	Exercise Price	Vesting Date	Expiration Date
October 1996	922,500	$7.25	May 1998	October 2006
April 1998	474,192	$21.25	October 1998	October 2006
June 1998	1,435,230	$21.25	May 2000	October 2006
	2,831,922

In connection with the Airlink Agreement, Mesaba paid Northwest contract rights fees in the form of warrants to purchase 1,320,000 shares of the Company’s common stock at $9.42 per share, which were fully exercisable upon issuance and expire July 1, 2007.  Contract rights totaled $4.8 million and related accumulated amortization totaled $3.7 million and $3.2 million as of March 31, 2005 and 2004.  Contract rights are amortized on a straight-line basis to the expiration date of the Airlink Agreement.

Other Current Liabilities

Other current liabilities were as follows as of March 31, in thousands:

	2005	2004
Other accrued expenses	$15,936	$10,470
Taxes payable	1,952	4,141
Property taxes	2,238	2,513
	$20,126	$17,124

Other Noncurrent Liabilities

In order to assist the Company in integrating new aircraft into its fleets, certain manufacturers provided Mesaba and Big Sky with spare parts or deferrals.  The Company has deferred these amounts and amortizes them over the terms of the agreements as a reduction of aircraft rent expense.  Amortization of these credits resulted in a reduction of rent expense of $1.2 million, $1.5 million and $2.0 million during fiscal 2005, 2004 and 2003.

Other noncurrent liabilities were as follows as of March 31, in thousands:

	2005	2004
Manufacturers credits	$3,653	$4,859
Deferred rent	1,861	1,899
Long-term debt and capital lease	555	690
	$6,069	$7,448

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

For purposes of the pro forma disclosures of compensation expense under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company uses the Black-Scholes option model to estimate the fair value of options not subject to variable plan accounting.  The weighted average fair value of options granted during fiscal 2005 and 2003 were $3.41 and $3.60.  Weighted average assumptions used in the valuation are summarized below:

	2005	2004 *	2003
Risk free interest rate (%)	1.8 to 3.2	N/A	3.3 to 4.4
Expected life of option grants (years)	4.0 to 4.6	N/A	6.0
Expected volatility of option grants (%)	46.7	N/A	42.0 to 66.4

* There were no options granted in fiscal 2004.

The following summarizes the pro forma effects assuming compensation for such awards had been recorded based upon the estimated fair value for the years ended March 31, in thousands, except per share information:

	2005	2004	2003
Net income as reported	$7,355	$4,496	$4,151
Add: Stock-based employee compensation expense (reduction) included in reported net income, net of related tax effects	(8)	1,061	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,187)	(1,234)	(2,757)
Pro forma net income	$6,160	$4,323	$1,394

Earnings per share - basic:
As reported	$0.36	$0.22	$0.20
Pro forma	$0.30	$0.21	$0.07
Earnings per share - diluted:
As reported	$0.35	$0.22	$0.20
Pro forma	$0.29	$0.21	$0.07

Revenue Recognition

Mesaba recognizes revenue for each completed available seat mile under the Airlink Agreement and for each block hour flown under the Jet Agreement.  Passenger, freight and other revenues are recognized as income when the respective services are rendered.

In addition, the Airlink and Jet Agreements with Northwest include semi-annual incentive payments based on achievement of certain operational targets, such as completion factor and on time performance.  Such incentives are earned and due based upon performance over a given period (generally six months).  In periods prior to the finalization of such operational incentives, revenue is recognized when the targets have been exceeded.  The amount recognized is limited to a ratable portion of the incentive payment as if the contract period were to terminate at the end of the interim period.  Such incentives totaled $3.1 million, $4.6 million and $5.2 million in fiscal 2005, 2004 and 2003 and are included in passenger revenues in the accompanying consolidated statements of operations.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires all public companies accounting for share-based payment transactions to account for these types of transactions using a fair-value-based method.  SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25.  SFAS No. 123(R) also requires the tax benefits associated with these shared based payments to be classified as financing activities in the statement of cash flows rather than operating activities as is currently permitted.  SFAS No. 123(R) becomes effective as of the beginning of the first fiscal year beginning after June 15, 2005.

The Company expects to adopt SFAS No. 123(R) on April 1, 2006 using the modified-prospective method.  Under this transition method, the Company will record compensation expense for all awards it grants on a straight-line basis over the vesting period.  In addition, the Company will record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of the adoption.  The Company has not completed its assessment of the impact of the standard on its financial condition or results of operations.

3.     Acquisition:

On September 26, 2002, the Company executed a definitive merger agreement providing for the acquisition of Big Sky for $3.2 million, net of cash acquired of $0.3 million.  The transaction closed on December 1, 2002.

The Company funded the acquisition with cash from operations and accounted for the acquisition using the purchase method of accounting.  Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition.  Assets and liabilities are recorded based upon their fair value as of the date of the acquisition.  The excess of the purchase price over the fair value of the net assets acquired was allocated to certain identifiable intangible assets and goodwill.  Such goodwill is not deductible for income tax purposes.  Results of Big Sky’s operations have been included in the accompanying consolidated financial statements since the date of acquisition.  Due to the lack of materiality of Big Sky’s operations, pro forma financial results are not presented.

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

	2005			2004
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Indefinite-lived intangible assets:
Air carrier certificate	$925		$925	$925		$925
Goodwill	2,503		2,503	2,503		2,503
Amortizable intangible asset:
Pilot labor contract	2,840	(946)	1,894	2,840	(541)	2,299
	$6,268	$(946)	$5,322	$6,268	$(541)	$5,727

The amortizable intangible asset is being amortized over its estimated period of benefit.  Based on the current amount of intangible assets subject to amortization, estimated amortization expense for each of the succeeding five fiscal years will be $0.4 million per year.  The recoverability of goodwill and the intangible assets is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amounts.  During the fourth quarter of fiscal 2005, the Company completed its annual impairment test of goodwill and other intangible assets and determined that no impairment charge was necessary.

5.     Investments:

Investments consist principally of municipal securities and are classified as available-for-sale.  Fair value of investments are determined based on quoted market prices.  The Company classifies investments with an original maturity of more than 90 days that mature within one year as short-term and greater than one year as long-term.

The Company reclassified its investments in auction rate securities from cash and cash equivalents to short or long-term investments in the accompanying consolidated balance sheets depending upon the original maturity date.  These auction rate securities, which have interest rate resets every 90 days or less but maturity dates of greater than 90 days, were previously included in cash and cash equivalents in the amounts of $1.9 million and $8.4 million at March 31, 2004 and 2003.  The auction rate securities are classified as available-for-sale and are carried at cost, which approximates market value.  The reclassifications had no impact on the Company’s previously reported results of operations.

In addition, the accompanying consolidated statements of cash flows have been revised to reflect the purchases and sales of these investments as part of cash flows from investing activities.  In fiscal 2004, the reclassification resulted in an increase in purchases of investments of $4.6 million and an increase in sales of investments of $11.1 million, resulting in an increase of net cash used in investing activities of $6.5 million in the consolidated statements of cash flows.  In fiscal 2003, the reclassification resulted in an increase in purchases of investments of $14.1 million and an increase in sales of investments of $5.7 million, resulting in a decrease in net cash used in investing activities of $8.4 million in the consolidated statements of cash flows.

Amortized cost, gross unrealized gains and losses and fair value of short and long-term investments classified as securities available for sale were as follows for the years ended March 31, in thousands:

	2005	2004
Amortized cost	$113,346	$107,180
Gross unrealized gains	3	127
Gross unrealized losses	(440)	(38)
Fair value	$112,909	$107,269

In fiscal 2005 and 2004, the gross realized gains and losses were insignificant as the Company generally held the investments until maturity.  In fiscal 2003, the Company recorded realized gains of $0.6 million and realized losses of $0.1 million.  In fiscal 2003, the Company recorded an other-than-temporary impairment loss of $3.0 million on its investment in a WorldCom bond.  In March 2003, the Company sold its investment in WorldCom for $0.8 million, which resulted in a gain of approximately $0.4 million, which was recorded in interest income and other in the consolidated statements of operations.

6.     Leases:

Aircraft Leases

Mesaba’s airline fleet consisted of the following aircraft held under operating leases as of March 31, 2005:

	Number of	Seating
Type of Aircraft	Aircraft	Capacity
Avro RJ85	35	69
Saab 340	63	30/33/34

Under the terms of the Jet Agreement, Mesaba leases or subleases its RJ85 aircraft from Northwest under operating leases with initial terms of up to ten years.  The RJ85 lease and sublease agreements with Northwest contain certain requirements of Mesaba regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon their return to Northwest.  The Jet Agreement allows

Mesaba to return aircraft to Northwest upon the occurrence of certain events, including termination or breach of the Jet Agreement.

Mesaba leases its Saab 340 aircraft either directly from aircraft leasing companies, through leases with Pinnacle Airlines Corp. (“Pinnacle”) under operating leases with initial terms of up to seven years or through subleases with Northwest under operating leases with initial terms of up to 17 years.  The lease and sublease agreements with the aircraft leasing companies, Pinnacle and Northwest contain certain requirements of Mesaba regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon their return.  The Airlink Agreement allows Mesaba to return aircraft to Northwest upon the occurrence of certain events including termination or breach of the Airlink Agreement.

Big Sky’s airline fleet consisted of the following aircraft held under operating leases as of March 31, 2005:

Type of Aircraft	Number of Aircraft	Seating Capacity	Approximate Single Flight Range (miles)	Approximate Average Cruising Speed (MPH)
Operating:
Metro III / 23	4	19	750	300
Beechcraft 1900D	5	19	750	325
Non Operating:
Metro III	4

Big Sky’s fleet consisted of 13 aircraft covered under operating leases with remaining terms of seven months to 60 months and aggregate monthly lease payments of approximately $0.2 million.  Big Sky leases eight of its aircraft from leasing companies and five from Air Midwest, a subsidiary of Mesa Air Group.  Big Sky will lease an additional five Beechcraft 1900Ds in fiscal 2006.  Five of the Metro leases allow Big Sky to return the aircraft to the lessor upon the occurrence of certain events and contain purchase options.

The Company’s airline fleet operating leases do not contain any guaranteed lease residual provisions for which there would be a potential contingency at the termination of the lease period.  As of March 31, 2005, the aircraft operating leases for Mesaba and Big Sky require future minimum rental payments as follows, in thousands:

Year Ending March 31	Amount
2006	$104,184
2007	104,283
2008	40,733
2009	37,473
2010	36,222
Thereafter	174,946
$497,841

Rent expense for aircraft operating leases totaled $102.5 million, $105.5 million and $107.8 million in fiscal 2005, 2004 and 2003 (including $59.5 million, $66.0 million and $69.1 million paid to Northwest in fiscal 2005, 2004 and 2003).

Non-Aircraft Leases

The Company leases land, offices, hangar facilities, equipment and certain terminal facilities under operating leases through 2019, which provide for approximate future minimum rental payments as follows as of March 31, 2005, in thousands:

Year Ending March 31	Amount
2006	$9,156
2007	8,996
2008	7,898
2009	6,841
2010	6,697
Thereafter	52,764
$92,352

Rent expense for non-aircraft operating leases totaled approximately $15.4 million, $16.2 million and $11.3 million in fiscal 2005, 2004 and 2003.

Capital Lease

Future minimum lease payments under the capital lease and the present value of future minimum capital lease payments as of March 31, 2005 were as follows, in thousands:

Year Ending March 31	Amount
2006	$68
2007	68
2008	68
2009	68
2010	68
Thereafter	331
Total minimum lease payments	671
Less interest	(215)
Present value of minimum lease payments	$456

The carrying value of the facility under capital lease net of accumulated depreciation was $0.5 million at both March 31, 2005 and 2004.

7.     Notes Payable and Long-Term Debt:

Long-term debt is recorded in other noncurrent liabilities in the consolidated balance sheet and consists of the following as of March 31, 2005, in thousands:

Variable rate installment note (6.75% at March 31, 2005) due May 2007 secured by substantially all assets of Big Sky	$47
7.5% installment note due May 2007 secured by substantially all assets of Big Sky	190
237
Capitalized lease obligation, at imputed interest rate of 8.5%, secured by Big Sky leased assets	456
693
Less current portion	(138)
$555

Long-term debt maturities were as follows as of March 31, 2005, in thousands:

Year Ending March 31	Amount
2006	$105
2007	110
2008	22
2009	—
2010	—
Thereafter	—
$237

Other Guarantees

Mesaba has letters of credit to guarantee certain obligations, which totaled $3.4 million and $1.6 million as of March 31, 2005 and 2004.  There were no amounts drawn on these letters of credit during fiscal 2005 or 2004.  As collateral for these letters of credit, Mesaba had $3.6 million in cash held in an investment account as of both March 31, 2005 and 2004.  This amount is restricted and has been classified within “Long-term investments” in the accompanying consolidated balance sheets.

At the Cincinnati/Northern Kentucky Airport under a facilities lease that covers approximately 126,000 square feet of hangar and maintenance space, Mesaba pays monthly rentals of approximately $92,000 until July 1, 2029 as part of a special facilities bond financing provided by the Cincinnati/Northern Kentucky Airport Authority.  Pursuant to the guaranty agreement, Holdings unconditionally guarantees full and prompt payment of the bonds.

8.     Income Taxes:

The provision for income taxes is comprised of the following elements for the years ended March 31, in thousands:

	2005	2004	2003
Current:
Federal	$2,328	$4,786	$5,347
State	850	585	1,244
Deferred	426	(1,408)	(2,152)
	$3,604	$3,963	$4,439

The actual income tax expense differs from the statutory tax expense as follows for the years ended March 31, in thousands:

	2005	2004	2003
Computed tax expense at federal statutory rate of 35%	$3,830	$3,065	$3,110
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	553	380	822
Non-deductible meals and entertainment expenses	393	385	635
IRS audit settlement	(1,200)
Other, net	28	133	(128)
	$3,604	$3,963	$4,439

The following is a table of the significant components of the Company’s deferred tax assets and liabilities as of March 31, in thousands:

	2005	2004
Deferred tax assets:
Maintenance	$7,413	$7,487
Warrants	1,407	1,679
Inventories	861	860
Net operating loss (“NOL”) carryforwards	1,280	1,459
Other accruals	7,570	7,615
Gross deferred tax assets	18,531	19,100
Deferred tax liabilities:
Property and equipment	2,780	2,907
Other accruals	1,625	1,867
Gross deferred tax liabilities	4,405	4,774
Net deferred tax assets	$14,126	$14,326

The net deferred tax asset is classified as follows as of March 31, in thousands:

	2005	2004
Current	$11,709	$11,146
Long term	2,417	3,180
	$14,126	$14,326

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  At March 31, 2005, the Company’s deferred tax assets included $3.7 million of Big Sky NOL carryforwards that will expire through 2022.  Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership.  However, such limitation is not expected to impair the realization of these NOLs.  For financial reporting purposes, the Company believes it is more likely than not that the NOLs and other deferred tax assets will be realized based on the Company’s projected future taxable income and the timing of the expiring NOLs.

9.     Shareholders’ Equity:

Capital Stock

The Company’s authorized capital stock consists of 60,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of undesignated preferred stock, having no specified par value.  As of March 31, 2005, there were 20,574,340 shares of common stock issued and outstanding.  No shares of preferred stock have been issued.

Holders of common stock are entitled to one vote per share on any matter presented to shareholders for approval.  The common stock has no special voting rights or dividend preferences.  Holders of common stock are not allowed cumulative voting and do not possess any preemptive rights to acquire any new or additional shares of stock of the Company.  Dividends are paid if and when declared by the Company’s board of directors.  In the event of the liquidation of the Company, holders of common stock would be entitled to a pro rata distribution of any proceeds remaining after payment to all of the Company’s creditors.

The Company’s board of directors has the authority to designate one or more series of preferred stock, and to fix the designations, powers, preferences, rights, qualifications, limitations and restrictions of such series.  If so designated by the board of directors, the shares of any series of preferred stock could be senior to the common stock with respect to distributions.

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

Stock option transactions for the three years ended March 31 were as follows:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance at March 31, 2002	2,201,500	$9.18	611,200	$11.14
Granted	380,000	6.01
Exercised	(22,500)	4.75
Canceled	(426,500)	10.30
Balance at March 31, 2003	2,132,500	6.91	973,475	6.94
Granted	—	—
Exercised	(54,731)	6.51
Canceled	(293,250)	7.17
Balance at March 31, 2004	1,784,519	6.88	1,203,519	6.90
Granted	330,000	8.28
Exercised	(198,968)	6.04
Canceled	(17,000)	23.00
Balance at March 31, 2005	1,898,551	7.07	1,272,426	6.85

Options outstanding as of March 31, 2005:

	Options Outstanding			Options Exercisable
		Average Remaining	Weighted		Weighted
Range of	Number	Contract Life	Average	Number	Average
Exercise Prices	Of Shares	(in years)	Exercise Price	Of Shares	Exercise Price
$5.97	804,782	4.1	$5.97	674,782	$5.97
$6.00 - $9.94	1,047,769	6.8	7.67	551,644	7.46
$10.56 - $13.81	46,000	1.1	12.59	46,000	12.59
$5.97 - $13.81	1,898,551	5.5	7.07	1,272,426	6.85

As of March 31, 2005, there were 800,251 shares available for grant under the Company’s 2000 Stock Incentive Plan.

In December 2002, the Company repriced stock options to purchase 745,000 shares of the Company’s common stock with exercise prices ranging from $9.05 to $18.00 to an exercise price of $5.97, which represented the fair market value on the date of the repricing.  In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” the Company has adopted variable plan accounting for these options from the date of the repricing.  In fiscal 2005, the Company had an immaterial reduction to compensation expense related to the repriced options.  The Company recorded compensation expense of $2.0 million in fiscal 2004 as a result of the repricing.  No compensation expense was recorded in fiscal 2003 since the options’ new exercise price exceeded the fair market value of the stock as of March 31, 2003.

10.  Earnings Per Share:

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been exercised.  Stock options and warrants with an exercise price exceeding the fair market value of the Company’s common stock at year-end are considered antidilutive and are excluded from the calculation.  The following table reconciles the number of shares utilized in the earnings per share calculations for the years ended March 31, in thousands, except per share data:

	2005	2004	2003
Net income	$7,355	$4,496	$4,151
For earnings per common share - basic:
Weighted average number of issued shares outstanding	20,505	20,334	20,308
Effect of dilutive securities:
Computed shares outstanding under stock option plans utilizing the treasury stock method	388	226	49
Computed shares outstanding under warrants issued utilizing the treasury stock method	157	2	—
For earnings per common share - diluted:
Weighted average common and potentially dilutive common shares outstanding	21,050	20,562	20,357
Earnings per share – basic	$0.36	$0.22	$0.20
Earnings per share – diluted	$0.35	$0.22	$0.20

Antidilutive options and warrants	3,505	3,522	5,179

11.  Segment Information:

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

Operating segment information for Mesaba, Big Sky (from the date of acquisition) and Holdings were as follows, in thousands:

			Holdings and
	Mesaba	Big Sky	Eliminations	Consolidated
Year Ended March 31, 2005:
Operating revenues	$440,990	$15,077	$—	$456,067
Depreciation and amortization	13,844	774	16	14,634
Interest expense	—	278	(217)	61
Income (loss) before income taxes	14,715	(5,182)	1,426	10,959
Capital expenditures	9,390	264	5	9,659
Total assets at end of year	120,877	11,308	148,769	280,954
Year Ended March 31, 2004:
Operating revenues	432,608	16,471	—	449,079
Depreciation and amortization	16,299	836	9	17,144
Interest expense	—	300	(199)	101
Income (loss) before income taxes	12,639	(3,664)	(516)	8,459
Capital expenditures	10,661	25	31	10,717
Total assets at end of year	126,758	10,190	131,859	268,807
Year Ended March 31, 2003:
Operating revenues	451,123	5,757	—	456,880
Depreciation and amortization	18,564	271	3	18,838
Interest expense	—	47	—	47
Income (loss) before income taxes	13,124	(1,905)	(2,629)	8,590
Capital expenditures	8,298	(899)	—	7,399

12.  Commitments and Contingencies:

Workforce

Approximately 45.6% of Mesaba’s workforce are members of unions representing pilots, mechanics, dispatchers and flight attendants.  The collective bargaining agreements for the pilots, mechanics, dispatchers and flight attendants either became or will become amendable January 2009, August 2003, May 2005 and April 2006, respectively.

Approximately 45.0% of Big Sky’s workforce are members of unions representing pilots, mechanics and dispatchers.  The collective bargaining agreements for the pilots, mechanics and dispatchers become amendable December 2009, August 2010 and December 2009, respectively.

The Railway Labor Act, which governs labor relations for unions representing airline employees, contains detailed provisions that must be exhausted before work stoppage can occur once a collective bargaining agreement becomes amendable.

Benefit Plan

Mesaba maintains a 401(k) benefit plan for eligible employees of Holdings and Mesaba whereby Holdings or Mesaba will match 25% to 125% of employee contributions to the plan, up to 10% of each employee’s eligible earnings, depending on the employee’s length of service.  Holdings’ and Mesaba’s expense related to the plan totaled $3.9 million, $2.0 million and $1.7 million in fiscal 2005, 2004 and 2003.

Big Sky maintains a 401(k) benefit plan covering substantially all of its employees whereby Big Sky will match 30% of employee contributions to the plan, up to 5% of each employee’s eligible earnings.  Big Sky’s contribution to the plan was not significant in fiscal 2005, 2004 or 2003.

Stock Appreciation Rights Plan

During fiscal 2004, Mesaba approved a stock appreciation rights (“SAR”) plan for key employees and directors.  The exercise price of each SAR is generally equal to the fair market value of the Company’s common stock on the date of the award.  Cash is paid based on the difference between the fair market value at the date of grant and the date the SAR is exercised.

During fiscal 2005, 365,000 SARs were issued at a weighted average exercise price of $7.89 per SAR with four year vesting and expiration in ten years.  During fiscal 2004, 715,000 SARs were issued at a weighted average exercise price of $9.81 per SAR with four year vesting and expiration in ten years.  No SARs were exercised or cancelled in fiscal 2005 or 2004.  Compensation expense of $0.1 million was recognized in fiscal 2005 and none in fiscal 2004 since the SAR’s exercise price exceeded the fair market value of the stock.

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

Aircraft Leasing Lawsuit

On October 4, 2002, Fairbrook Leasing, Inc., Lambert Leasing, Inc. and Swedish Aircraft Holdings AB (“Saab Leasing”) filed a declaratory judgment action against Mesaba relating to 20 Saab 340A (“340A”) aircraft leased by Mesaba.  Saab Leasing sought a judicial declaration that the terms of the leases applicable to each of the 340A aircraft are governed by a March 7, 1996 term sheet proposal rather than the parties’ subsequent agreements and conduct.  In a December 8, 2003 order, the District Court declared the term sheet proposal a binding preliminary agreement requiring Mesaba to negotiate in good faith toward the execution of long-term agreements for each of the 340A aircraft.  Mesaba appealed the District Court’s ruling.

On August 13, 2004, relying on the District Court’s declaratory judgment ruling, Saab Leasing filed a separate action in the District Court alleging approximately $35 million in damages for past due and future aircraft lease obligations.  Mesaba denies the allegations in Saab Leasing’s complaint and contends that it has fulfilled and will continue to fulfill its existing obligations.

On May 19, 2005, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court’s declaratory judgment ruling.  Despite the Eighth Circuit’s ruling, Mesaba, based on advice from its legal counsel, believes that it has defenses in the damages case that will limit Saab Leasing’s ability to recover damages.  Nevertheless, there can be no assurance that the District Court in the damages case will agree with Mesaba’s analysis.  Therefore, the ultimate outcome of this dispute cannot be predicted with certainty.

As of March 31, 2005, the Company did not establish an accrual with regard to this litigation.  Accordingly, an adverse outcome to this matter could have a material impact on the Company’s financial condition and results of operation.

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

In September 2001, Congress enacted the Air Transportation Safety and System Stabilization Act.  The legislation provided cash grants to U.S. airlines to compensate for “direct and incremental losses” incurred from September 11, 2001 through December 31, 2001.  Mesaba recognized a pre-tax grant of approximately $12.5 million as “other nonoperating income” in the accompanying consolidated statements of operations in fiscal 2003, in accordance with Department of Transportation and applicable authoritative accounting guidance.  Mesaba received approximately $2.2 million in fiscal 2003.  In addition, Big Sky recognized and received $0.2 million during the period from December 1, 2002 (date of acquisition) to March 31, 2003 under the same program.

14.  Restatement:

Subsequent to the issuance of its consolidated financial statements for the year ended March 31, 2004, the Company determined that it had incorrectly accounted for certain aircraft leases that contained reduced rent obligations over a portion of the lease term.  This resulted in an understatement of other assets, net, other noncurrent liabilities and aircraft rents and an overstatement of retained earnings, shareholders’ equity and net income in prior periods.  Although the Company does not believe that this error resulted in a material misstatement of the Company’s consolidated financial statements for any prior annual periods as presented below, the effects of correcting the error as of December 31, 2004 would have had a material effect on the Company’s results of operations for that period.  As a result, the accompanying consolidated financial statements for the years ended March 31, 2004 and 2003 have been restated from the amounts previously reported.

A summary of the significant effects of the restatement is as follows, in thousands, except per share information:

	2004		2003
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
As of March 31:
Other assets, net	$7,994	$8,440
Total assets	267,320	268,807
Other noncurrent liabilities	6,334	7,448
Retained earnings	115,184	114,516
Total shareholders’ equity	184,929	184,261
Year Ended March 31:
Aircraft rents	105,163	105,460	107,547	107,844
Total operating expenses	444,756	445,053	448,252	448,549
Operating income	4,323	4,026	8,628	8,331
Income before provision for income taxes	8,756	8,459	8,887	8,590
Net income	4,673	4,496	4,329	4,151
Earnings per common share - basic	0.23	0.22	0.21	0.20
Earnings per common share - diluted	0.23	0.22	0.21	0.20

The restatement also resulted in a decrease in retained earnings and shareholders’ equity as of April 1, 2002 of $0.3 million.

15.  Valuation and Qualifying Account:

The following is the activity within Company’s valuation and qualifying account for fiscal 2005, 2004 and 2003, in thousands:

	Balances at	Additions	Deductions	Balances
	Beginning	Charged	from	at End
	of Year	to Expenses	Reserve	of Year
Allowance for doubtful accounts:
Year Ended March 31, 2005	$926	$694	$1,019	$601
Year Ended March 31, 2004	389	601	64	926
Year Ended March 31, 2003	990	—	601	389

16.  Quarterly Financial Data (Unaudited):

The following is quarterly financial data for the fiscal year ended March 31, 2005, in thousands, except per share data:

	Quarters Ended						Fiscal
	June 30, 2004		September 30, 2004		December 31, 2004	March 31, 2005	Year
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Operating revenues	$109,699	$109,699	$118,113	$118,113	$115,512	$112,743	$456,067
Aircraft rents	25,032	25,106	25,722	25,796	25,814	25,762	102,478
Total operating expenses	107,101	107,175	110,537	110,611	113,666	115,976	447,428
Operating income (loss)	2,598	2,524	7,576	7,502	1,846	(3,233)	8,639
Income (loss) before provision for income taxes	2,965	2,891	8,108	8,034	1,156	(877)	3,604
Net income (loss)	2,907	2,863	4,781	4,737	1,493	(1,738)	7,355
Earnings (loss) per common share:
Basic	$0.14	$0.14	$0.23	$0.23	$0.07	$(0.08)	$0.36
Diluted *	$0.14	$0.14	$0.23	$0.23	$0.07	$(0.08)	$0.35
Weighted average common shares outstanding:
Basic	20,452	20,452	20,471	20,471	20,524	20,574	20,505
Diluted	20,976	20,976	20,947	20,947	21,123	20,574	21,050

*     The sum of the earnings (loss) per share for each of the individual quarters does not equal earnings per share for the fiscal year due to rounding.

The following is quarterly financial data for the fiscal year ended March 31, 2004, in thousands except per share data:

	Quarters Ended
	June 30, 2003		September 30, 2003		December 31, 2003		March 31, 2004		Fiscal Year
	As Previously	As	As Previously	As	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Operating revenues	$114,033	$114,033	$117,462	$117,462	$115,327	$115,327	$102,257	$102,257	$449,079	$449,079
Aircraft rents	26,778	26,852	26,764	26,838	26,517	26,591	25,104	25,179	105,163	105,460
Total operating expenses	109,290	109,364	111,186	111,260	114,654	114,728	109,626	109,701	444,756	445,053
Operating income (loss)	4,743	4,669	6,276	6,202	673	599	(7,369)	(7,444)	4,323	4,026
Income (loss) before provision for income taxes	7,722	7,648	6,636	6,562	1,159	1,085	(6,761)	(6,836)	8,756	8,459
Net income (loss)	3,506	3,462	3,934	3,890	759	715	(3,526)	(3,571)	4,673	4,496
Earnings (loss) per common share:
Basic	$0.17	$0.17	$0.19	$0.19	$0.04	$0.04	$(0.17)	$(0.18)	$0.23	$0.22
Diluted *	$0.17	$0.17	$0.19	$0.19	$0.04	$0.03	$(0.17)	$(0.18)	$0.23	$0.22
Weighted average common shares outstanding:
Basic	20,321	20,321	20,323	20,323	20,333	20,333	20,360	20,360	20,334	20,334
Diluted	20,322	20,322	20,540	20,540	20,522	20,522	20,360	20,360	20,562	20,562

*     The sum of the earnings (loss) per share for each of the individual quarters does not equal earnings per share for the fiscal year due to rounding.

17.  Subsequent Events:

Northwest Letter of Intent

On April 20, 2005, Holdings and Mesaba executed a non-binding letter of intent with Northwest to allow Mesaba to operate 15 Bombardier CRJ-200 regional jets (“CRJ”) under the Northwest Airlink banner, with exclusive rights to the next 20 CRJ-200 or CRJ-440 aircraft Northwest Airlines may order.  Mesaba expects to lease the aircraft from Northwest and expects the first aircraft to enter service before the end of 2005.  Mesaba expects to enter into a new 10-year omnibus airline services agreement with Northwest covering the operation of the CRJs, Saabs and RJ85s that will replace the existing Airlink Agreement and the Jet Agreement, which are set to expire in 2007.  As part of the letter of intent, Mesaba agreed to incur the costs necessary to bring the new CRJ fleet into service.

Holdings and Mesaba are currently negotiating the definitive new omnibus airline services agreement with Northwest, which is subject to final approval by all parties.  Upon execution of the definitive agreement, Holdings expects to amend the currently outstanding warrants held by Northwest to reduce the number of shares of the Company’s common stock issuable upon exercise from 4,151,922 shares exercisable at prices from $7.25 to $21.25 per share to an aggregate of 4,112,500 shares exercisable at a price of $8.74 per share.  The warrants are expected to expire ten years from the date of the definitive airline services agreement.  Sixty percent of the shares are expected to become exercisable upon the delivery of the 15th CRJ aircraft to Mesaba, and an additional 4% of the shares are expected to become exercisable with each subsequent delivery of the next ten CRJ aircraft.  Pursuant to the letter of intent, Holdings also agreed to enter into a registration rights agreement to register the shares of stock currently held by Northwest and the shares of stock that will be issuable to Northwest upon exercise of the warrants.

Letter of Credit

On April 22, 2005, Holdings obtained a $1.9 million letter of credit to guarantee certain obligations related to Big Sky’s Beechcraft 1900D aircraft.  As collateral for this letter of credit, Holdings obtained a $2.1 million U.S. Treasury note.

Litigation Settlement

On May 6, 2005, the Company executed a final settlement agreement with an investment advisor who had, on the Company’s behalf, purchased debt securities issued by WorldCom in the principal amount of $3.2 million.  In March 2003, the debt securities were sold for approximately $0.8 million.  On May 9, 2005, the Company received a settlement in the amount of $1.8 million in cash.  The Company will recognize the recovery resulting from the settlement in the first quarter of fiscal 2006.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls Procedures

As of March 31, 2005, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.

Changes in Internal Controls

While preparing its Form 10-Q for the period ended December 31, 2004, the Company identified deficiencies in the Company’s internal control over financial reporting that resulted in errors in accounting for aircraft leases that were corrected in the restated condensed consolidated financial statements as disclosed in the Company’s Form 10-Q for the period ended December 31, 2004.  As a result, the Company concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During the quarter ended March 31, 2005, the Company took the following corrective actions to improve its internal control over financial reporting related to its controls over the accounting for leases and other material contracts:

•                       reviewed the existing controls and procedures related to the accounting for leases and other material contracts;

•                       obtained additional training for the Company’s legal and accounting staff on complex accounting matters, including the accounting for leases and other material contracts; and

•                       modified existing controls and procedures to ensure appropriate accounting for leases and other material contracts at inception.

The changes above have materially affected the Company’s internal control over financial reporting.  There were no other changes in internal control over financial reporting that had a material affect on internal control over financial reporting or are reasonably likely to have a material affect on internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and executive officers of the Company is incorporated herein by reference to the descriptions set forth under the caption “Election of Directors” in the Proxy Statement to be issued in connection with the 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”).

Item 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption “Compensation of Executive Officers” in the 2005 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption “Certain Transactions” in the 2005 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in the 2005 Proxy Statement.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Included in Item 8 of Part II of this Annual Report on Form 10-K are the following:  Report of Management on Internal Control Over Financial Reporting, Reports of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Internal Control Over Financial Reporting, Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equity, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements.

(a) (2) Financial Statement Schedules

The information required in Schedule II is included in Item 8 of Part II of this Annual Report on Form 10-K.

(a) (3) Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIR HOLDINGS, INC.

Dated: June 14, 2005	By:	/s/ PAUL F. FOLEY
Paul F. Foley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PAUL F. FOLEY		President and Chief Executive Officer
Paul F. Foley		(Principal Executive Officer) and Director	June 14, 2005

/s/ ROBERT E. WEIL		Vice President, Chief Financial Officer and
Robert E. Weil		Treasurer (Principal Financial Officer)	June 14, 2005

*
Donald E. Benson		Director	June 14, 2005

*
Mickey P. Foret		Director	June 14, 2005

*
Pierson M. Grieve		Director	June 14, 2005

*
Carl R. Pohlad		Director	June 14, 2005

*
Robert C. Pohlad		Director	June 14, 2005

*
Douglas M. Steenland		Director	June 14, 2005

*
Raymond W. Zehr, Jr.		Director	June 14, 2005

*By:	/s/ PAUL F. FOLEY
Paul F. Foley
Attorney-in-fact			June 14, 2005

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 27, 2003.
3.2	Bylaws. Filed herewith.
4.1	Specimen certificate for shares of the Common Stock of the Company. Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed August 27, 2003.
4.2	Common Stock Purchase Warrant dated October 25, 1996 issued to Northwest Airlines, Inc. Incorporated by reference to Exhibit 4A to the Company’s 10-Q for the quarter ended September 30, 1996.
4.3	Common Stock Purchase Warrant dated October 17, 1997 issued to Northwest Airlines, Inc. Incorporated by reference to Exhibit 4A to the Company’s 10-Q for the quarter ended September 30, 1997.
4.4	Common Stock Purchase Warrant dated April 1, 1998 issued to Northwest Airlines, Inc. Incorporated by reference to Exhibit 4A to the Company’s 10-Q for the quarter ended June 30, 1998.
4.5	Common Stock Purchase Warrant dated June 2, 1998 issued to Northwest Airlines, Inc. Incorporated by reference to Exhibit 4B to the Company’s 10-Q for the quarter ended June 30, 1998.
10.1	1994 Stock Option Plan. Filed herewith.
10.2	1996 Directors’ Option Plan. Filed herewith.
10.3	2000 Stock Incentive Plan. Filed herewith.
10.4	Mesaba Aviation, Inc. 2003 Incentive Award Plan. Filed herewith.
10.5

Airline Services Agreement between Mesaba Aviation, Mesaba Holdings, Inc. and Northwest Airlines, Inc. dated July 1, 1997 (certain potions of this agreement are subject to an order granting confidential treatment pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company’s Form 10-Q for the quarter ended September 30, 1997.

10.6

Regional Jet Services Agreement between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc., dated October 25, 1996 (certain provisions of this agreement are subject to an order granting confidential treatment pursuant to Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company’s Form 10-Q for the quarter ended September 30, 1996.

10.7

Special Facilities Lease dated as of August 1, 1990 between Charter County of Wayne, State of Michigan and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10B to the Company’s Form 10-Q for the quarter ended September 30, 1990.

10.8

Ground Lease dated August 1, 1990 between Charter County of Wayne, State of Michigan and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10C to the Company’s Form 10-Q for the quarter ended September 30,1990.

10.9

Letter Agreement dated December 24, 1992 relating to the repurchase of shares of Common Stock from Northwest Aircraft, Inc. Incorporated by reference to Exhibit 10EE to the Company’s Form 10-K for the year ended March 31, 1993.

10.10	Stock Purchase Agreement between the Company and Carl R. Pohlad dated as of October 18, 1993. Filed herewith.

Exhibit Number	Document Description

10.11

Term Sheet Proposal for the Acquisition of Saab 340 Aircraft by Mesaba Aviation, Inc. dated March 7, 1996 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10U to the Company’s Form 10-K/A for the year ended March 31, 1996.

10.12

Letter Agreement regarding Saab 340B Plus Acquisition Financing dated March 7, 1996 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10V to the Company’s Form 10-K/A for the year ended March 31, 1996.

10.13

Letter Agreement of October 25, 1996 relating to Regional Jet Services Agreement between Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10A to the Company’s Form 10-Q/A for the quarter ended September 30, 1996.

10.14

Amendment No. 1 to Regional Jet Services Agreement dated April 1, 1998 between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under rule 24b-2). Incorporated by reference to Exhibit 10A to the Company’s Form 10-Q for the quarter ended June 30, 1998.

10.15

Amendment No. 2 to Regional Jet Services Agreement dated June 2, 1998 between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under rule 24b-2). Incorporated by reference to Exhibit 10B to the Company’s Form 10-Q for the quarter ended June 30, 1998.

10.16

Lease Agreement, dated as of July 1, 1999, between Kenton County Airport Board and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10AA to the Company’s Form 10-K for the year ended March 31, 2000.

10.17

Ground Lease, dated as of September 1, 1999, between Kenton County Airport Board and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10BB to the Company’s Form 10-K for the year ended March 31, 2000.

10.18

Letter Agreement, dated November 20, 2001, between Mesaba Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc. relating to service expansion and rate reductions. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 23, 2001.

10.19

Aircraft Hangar Facility Lease Agreement between Metropolitan Airports Commission Minneapolis - St. Paul and Mesaba Aviation, Inc. dated September 30, 2002. Incorporated by reference to Exhibit 10Y to the Company’s Form 10-Q for the quarter ended June 30, 2003.

10.20

Lease between Spectrum Investment Group, L.L.C. and Mesaba Aviation, Inc. entered into as of April 25, 2003. Incorporated by reference to Exhibit 10Z to the Company’s Form 10-Q for the quarter ended June 30, 2003.

10.21

Amendment to Regional Jet Services Agreement by and among MAIR Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc., dated October 7, 2003. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed October 9, 2003.

10.22

Amendment to Regional Jet Services Agreement by and among MAIR Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc., dated December 15, 2003. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 15, 2003.

Exhibit Number	Document Description

10.23

Amendment to Regional Jet Services Agreement by and among MAIR Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc., dated February 2, 2004. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 3, 2004.

10.24

Management Compensation Agreement between the Company and Paul F. Foley, dated October 1, 2004. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2004.

10.25

Amendment to Airline Services Agreement by and among MAIR Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc., dated April 15, 2005 (certain portions of this document have been deleted pursuant to an application for confidential treatment under rule 24b-2). Filed herewith.

10.26

Amendment to Regional Jet Services Agreement by and among MAIR Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc., dated April 15, 2005 (certain portions of this document have been deleted pursuant to an application for confidential treatment under rule 24b-2). Filed herewith.

14.1	Code of Ethics. Incorporated by reference to Exhibit 14 of the Company’s Form 10-K for the year ended March 31, 2004.
21.1	Subsidiaries. Incorporated by reference to Exhibit 21 to the Company’s Form 10-Q for the quarter ended December 31, 2002.
23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.
24.1	Powers of Attorney. Filed herewith.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.