Form 10-K/A
period 2005-03-31
MAIR HOLDINGS INC
filed 2005-07-29
CIK 835768

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

As of July 1, 2005, there were 20,574,340 shares of common stock of the registrant issued and outstanding.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Directors

The Company’s Board of Directors consists of eight directors and is divided into three separate classes.  The terms of the Class Two directors will expire at the 2005 annual meeting or until their successors are elected and qualified.  The terms of the Class Three and Class One directors will expire in 2006 and 2007, respectively, or until their successors are elected and qualified.  The Company must comply with the Nasdaq listing standard requiring that a majority of the Board of Directors be comprised of independent directors by its 2005 annual meeting, which must be held by December 31, 2005.

Three of the Company’s directors, Douglas M. Steenland, Mickey P. Foret and Pierson M. Grieve, were nominated pursuant to provisions of the Airline Services Agreement and the Regional Jet Services Agreement between the Company, Mesaba Aviation, Inc. (“Mesaba”), one of the Company’s wholly owned subsidiaries, and Northwest Airlines, Inc. (“Northwest”).  The agreements require the Company to nominate and recommend for election a sufficient number of directors designated by Northwest so that if such directors were elected, there would be three directors designated by Northwest serving on the Board of Directors of the Company and of Mesaba.  See Item 13 – “Certain Relationships and Related Transactions” for additional information regarding the agreements.  Mickey P. Foret, through a company of which he is the sole owner, provides certain consulting services to Northwest.  Mr. Foret’s consulting agreement provides that, at such time as Northwest requests, he will resign from the Company’s Board of Directors.

The information set forth below regarding each director is based upon information furnished to the Company by the respective directors.

Pierson M. Grieve, age 77, a Class One director, became a director of the Company in October 1999.  Mr. Grieve has been a member of Palladium Equity Partners, LLC, a New York private investment firm, since November 1998.  He was Chairman of the Metropolitan Airports Commission - State of Minnesota from April 1995 to April 1999.

Raymond W. Zehr, Jr., age 58, a Class One director, became a director of the Company in June 1995.  Mr. Zehr has been Executive Vice President and Treasurer of Pohlad Companies since 2000, and served in various other capacities with Pohlad Companies since 1971.  He is also Chief Investment Manager of CRP Holdings, LLC, Vice President of Twins Sports, Inc., the managing general partner of the Minnesota Twins baseball club, and is a director of Genmar Holdings, Inc.

Donald E. Benson, age 75, a Class Two director, became a director of the Company in June 1995.  Mr. Benson has been Executive Vice President and a director of Marquette Financial Companies, formerly Marquette Bancshares, Inc., since January 1993 and with predecessor organizations since 1968.  Mr. Benson is also a director of National Mercantile Bancorp, Mass Mutual Corporate Investors, Mass Mutual Participation Investors, and a director and Vice President of Twins Sports, Inc., the managing general partner of the Minnesota Twins baseball club.

Carl R. Pohlad, age 89, a Class Two director and Chairman of the Board of Directors, became a director of the Company in February 1995.  Mr. Pohlad has been Chairman of the Board, President and a director of Marquette Financial Companies, formerly Marquette Bancshares, Inc., since 1993.  Prior to 1993, Mr. Pohlad was President and Chief Executive Officer of Marquette Bank Minneapolis and Bank Shares Incorporated.  Mr. Pohlad is an owner, director and Chairman of the Board of Twins Sports, Inc., the managing general partner of the Minnesota Twins baseball club, and is a director of Genmar Holdings, Inc.  He is the father of Robert C. Pohlad, a director of the Company.

Douglas M. Steenland, age 53, a Class Two director, became a director of the Company in October 1999.  He resigned as a director in October 2003 and was reappointed to the Board in May 2004.  Mr. Steenland was named President and CEO of Northwest Airlines Corporation and Northwest Airlines, Inc. in April 2004 and was elected a director of both companies in September 2001.  Mr. Steenland previously served as President and in various other capacities for Northwest since July 1991.

 Paul F. Foley, age 52, a Class Three director, became a director of the Company in October 1999.  Mr. Foley has been the President and Chief Executive Officer of the Company since October 1999 and was President and Chief Executive Officer of Mesaba from October 1999 to September 2002.  He was Vice President at Atlas Air, Inc. from December 1996 to September 1999.  He presently serves as a director of Zomax Incorporated.

Mickey P. Foret, age 59, a Class Three director, became a director of the Company in May 2004.  Mr. Foret has been the principal of Aviation Consultants, LLC, an airline consulting firm, since December 2002.  He was Chief Financial Officer of Northwest Airlines Corporation and Northwest Airlines, Inc. from September 1998 to October 2002, and Chief Executive Officer of Northwest Airlines Cargo, Inc. from May 1999 to October 2002.  He presently serves as a director of ADC Telecommunications, Inc., URS Corporation and Nash Finch Company.

Robert C. Pohlad, age 51, a Class Three director, became a director of the Company in September 1995.  Mr. Pohlad has been a director and President of Pohlad Companies since 1987.  Mr. Pohlad became the Chief Executive Officer of PepsiAmericas, Inc. in November 2000, was named Vice Chairman of PepsiAmericas, Inc. in January 2001 and became Chairman in January 2002.  Mr. Pohlad served as Chairman, Chief Executive Officer and a director of P-Americas, Inc. from July 1998 until P-Americas, Inc. became a wholly owned subsidiary of PepsiAmericas, Inc. Mr. Pohlad was the Chief Executive Officer and a director of Delta Beverage Group, Inc., a subsidiary of P-Americas, Inc., from March 1988 to May 2001.  He is the son of Carl R. Pohlad, a director and Chairman of the Board of the Company.

Information Concerning Executive Officers

Paul F. Foley, age 52, is President, Chief Executive Officer and Director of the Company.   Biographical information about Mr. Foley can be found under “Information Concerning Directors” above.

Robert E. Weil, age 40, has been Vice President, Chief Financial Officer and Treasurer of the Company since January 2000 and also served as Vice President, Chief Financial Officer of Mesaba from January 2000 to September 2002.  Mr. Weil was the Managing Director of Finance - Ground Operation for Northwest Airlines from December 1997 until joining the Company.  He also held the position of Controller - Ground Operations and held various other finance positions at Northwest since 1991.  Mr. Weil graduated with a Bachelor of Arts degree in Economics from Northwestern University and a Masters of Management degree from J. L. Kellogg Graduate School of Management.

Ruth M. Timm, age 35, joined the Company in April 2005 as its Vice President, General Counsel.  Ms. Timm was General Counsel at Integris Metals, Inc. from October 2004 until February 2005, when the company was sold to a competitor.  Ms. Timm was an associate in the corporate department of Leonard, Street and Deinard Professional Association from October 2000 until September 2004, and an associate at Maun & Simon, PLC from September 1999 to October 2000.  Ms. Timm served as a judicial law clerk for the Honorable Paul A. Magnuson, Chief Judge, U.S. District Court for the District of Minnesota from 1997 to 1999.  She received her law degree from Valparaiso University School of Law in 1997.

Information Concerning our Audit Committee

The Company’s Audit Committee consists of Donald E. Benson, Pierson M. Grieve and Raymond W. Zehr, Jr., each of whom is independent as defined by the listing standards of the Nasdaq

National Market (NASD Marketplace Rule 4200(a)(15)) and Rule 10A-3 of the Securities Exchange Act of 1934.  Mr. Benson is the Chairman of the Audit Committee.  The Board of Directors has determined that Mr. Benson and Mr. Zehr are both “audit committee financial experts,” as defined by Item 401(h) of Regulation S-K.  Mr. Zehr was appointed to the Audit Committee in October 1995 and Messrs. Benson and Grieve were appointed to the Audit Committee in October 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of the Company and persons who own more than 10% of the Company’s Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s Common Stock.  Initial reports on Form 3 are required to be filed within 10 business days of an individual becoming a director, executive officer or owner of 10% or more of the Company’s Common Stock.  Reports of changes in ownership are required to be filed within two business days after a change occurs.  During the Company’s fiscal year ended March 31, 2005, John Spanjers filed two Form 4s one day late to report the exercise of stock options and the sale of such shares.  Additionally, five Form 4s were filed in August for stock appreciation rights granted in June to the following officers of Mesaba:  John Spanjers, Randy Strobel, Jeffrey Wehrenberg, William Poerstel and Scott Bussell.  All other Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than 10% beneficial owners required for the fiscal year ended March 31, 2005 were completed on a timely basis.

Code of Ethics

 The Company’s Code of Business Conduct is available on the Company’s website at www.mairholdings.com.  The Company’s Code of Business Conduct is applicable to all of the Company’s employees.

Item 11. EXECUTIVE COMPENSATION

Compensation Committee Report on Executive Compensation

The Compensation Committee consists of four non-employee directors appointed by the Board of Directors.  The Committee has been authorized by the Board of Directors to set the annual salary and incentive compensation of each of the executive officers of the Company and to review and approve overall compensation levels and benefit plans of the Company.  The Company’s Chief Executive Officer and the officers and directors of the Company’s subsidiaries have principal responsibility for determining compensation and benefits for employees of the subsidiaries.

Compensation Philosophy

The Company’s executive compensation policies, as endorsed by the Compensation Committee, are designed to:

•                                          Attract, motivate and retain executives whom the Committee believes are critical to the long-term success of the Company;

•                                          Reward individual contributions to the Company’s accomplishment of certain profit and operational goals;

•                                          Promote a pay-for-performance philosophy by placing a significant portion of total compensation “at risk” while providing a level of compensation opportunity that is competitive with companies of similar profitability, complexity and size; and

•                                          Provide an opportunity to own the Company’s Common Stock so that executives will have common interests with the Company’s shareholders.

The Compensation Committee believes that each of these factors is important to the financial performance of the Company.  In implementing its executive compensation program, the Company and the Committee seek to link executive compensation directly to earnings performance and, consequently, to increases in shareholder value.

The components of the Company’s current executive compensation program are comprised of base salary, cash incentive compensation, long-term incentive awards principally in the form of stock option grants and, in some cases, a retention component.

Base Salary and Cash Incentive Compensation

The Compensation Committee establishes, for recommendation to the Board of Directors, the base salary and incentive compensation of the Chief Executive Officer, Chief Financial Officer and General Counsel.  Base salary levels are reviewed annually by the Committee and adjusted based upon competitive market factors and the officer’s ability to contribute to the overall success of the Company’s mission.  Incentive compensation is based on the individual’s contribution to the Company’s annual performance, as measured against goals determined at the beginning of each fiscal year and approved by the Board.  Incentive compensation generally will not exceed 100% of an officer’s base salary, although officers may on occasion receive a larger portion of their total compensation through incentive compensation than from salary, thereby placing a greater percentage of their compensation at risk.

Historically, executive compensation has been based on three elements:

•                  Financial results of the Company and its subsidiaries;

•                  Operational performance of the Company and its subsidiaries; and

•                  Individual performance.

The Committee also considers such other compensation elements as the 401(k) plan,  short and long term disability benefits, executive benefits such as annual physicals and life insurance.

In setting its compensation recommendations for fiscal 2005, the Compensation Committee obtained reports and analyses from a compensation consulting group and outside legal counsel.

Based on the factors described above, the Compensation Committee concluded that Mr. Foley has continued to excel in his leadership role.  Accordingly, the Compensation Committee found it appropriate to assure the retention of Mr. Foley by recommending that the Company execute a four-year employment agreement with him.  Under the employment agreement, Mr. Foley’s total compensation includes a base salary of $350,000, a one-time bonus of $500,000 that must be repaid in prorated amounts if Mr. Foley’s employment terminates prior to September 30, 2008, annual cash incentive compensation targeted at 100% of his annualized base salary, a vesting retention component and an annual discretionary stock option grant.  The employment agreement also grants Mr. Foley travel privileges with Northwest and Mesaba and provides for severance payments upon Mr. Foley’s termination.  For his performance in fiscal 2005, Mr. Foley received cash incentive compensation in the amount of $350,000.  The Compensation Committee also approved a relocation assistance agreement for Mr. Foley in fiscal 2006.  Mr. Foley’s annual living allowance will terminate following his relocation to Minneapolis, Minnesota.

Long-Term Incentive Compensation

The Company’s stock option program is intended to strengthen the Company’s ability to attract and retain key employees and to furnish additional incentives to such persons by encouraging them to become owners of Common Stock.  The Compensation Committee believes that stock option grants allow executives and key employees to participate in the success of the Company and link their interests directly with those of the shareholders.  If there is no price appreciation in the Company’s Common Stock, option holders receive no benefit, because stock options are granted with an exercise price equal to the fair market value of the Common Stock on the day of grant.  The number of stock options granted to executives, including the Chief Executive Officer, is based primarily on base salary level, the number of options previously granted, individual performance and retention considerations and the Company’s financial and operational performance during the year.  The executive officers named in the Summary Compensation Table who received options in fiscal 2005 were granted options principally to secure their commitment to the future success of the Company.

Respectfully submitted,

THE COMPENSATION COMMITTEE

Raymond W. Zehr, Jr., Chairman

Donald E. Benson

Robert C. Pohlad

Douglas M. Steenland

Summary Compensation Table

The following table discloses the annual and long-term compensation received in each of the last three fiscal years by (i) all persons serving in the capacity of Chief Executive Officer of the Company during the last fiscal year, (ii) the Company’s four most highly compensated executive officers, in addition to the Chief Executive Officer, serving at the end of the last fiscal year whose salary and incentive compensation exceeded $100,000 in the last fiscal year, and (iii)  any executive officer of the Company who resigned during the last fiscal year whose salary and incentive compensation exceeded $100,000 in the last fiscal year.  In accordance with SEC rules, information is included for certain officers of one of the Company’s wholly owned subsidiaries, Mesaba.

				Long-Term Compensation
				Awards	Payouts
				# of Securities
	Fiscal	Annual Compensation		Underlying	LTIP		All Other
Name and Principal Position	Year	Salary	Bonus (1)	Options/SARs	Payouts		Compensation

Paul F. Foley	2005	$350,000	$350,000	150,000	$500,000	(2)	$79,713(3)
President and Chief Executive	2004	350,000	350,000	—			76,756	(4)
Officer of the Company	2003	345,192	350,000	150,000			78,900	(5)

Robert E. Weil	2005	$183,423	$111,000	50,000			$3,799	(6)
Vice President, Chief Financial	2004	172,307	105,000	—			2,585	(6)
Officer and Treasurer of the Company	2003	164,231	99,000	50,000			2,463	(6)

John G. Spanjers	2005	$183,077	$111,000	60,000			$2,388	(6)
President and Chief Operating	2004	175,000	105,000	120,000			2,210	(6)
Officer of Mesaba	2003	162,231	105,000	—			2,270	(6)

William T. Poerstel	2005	$136,300	$55,120	30,000			$1,913	(6)
Vice President, Flight	2004	130,000	59,500	70,000			22,857	(7)
Operations of Mesaba	2003	110,000	47,710	20,000			45,000	(8)

Randy W. Strobel (9)	2005	$135,096	$55,000	30,000			$1,709	(6)
Vice President, Finance	2004	125,000	57,500	75,000			288	(6)
of Mesaba	2003	118,372	50,000	—			—	(4)

(1)                                  Incentive compensation for services rendered has been included as compensation for the year earned even though a portion of such compensation is paid in the following year.  Incentive compensation is based upon the achievement of Company and individual performance criteria as described under “Compensation Committee Report on Executive Compensation.”

(2)                                  Consists of a one-time retention bonus payment pursuant to Mr. Foley’s employment agreement, portions of which must be paid back to the Company if Mr. Foley’s employment terminates prior to September 30, 2008.  See “Employment Contracts” below.

(3)                                  Consists of living and travel expenses of $75,295 and matching contributions of $4,418 made by the Company on behalf of Mr. Foley pursuant to the Company’s 401(k) Retirement Savings Plan.

(4)                                  Consists of living and travel expenses of $73,914 and matching contributions of $2,842 made by the Company on behalf of Mr. Foley pursuant to the Company’s 401(k) Retirement Savings Plan.

(5)                                  Consists of living and travel expenses of $76,049 and matching contributions of $2,851 made by the Company on behalf of Mr. Foley pursuant to the Company’s 401(k) Retirement Savings Plan.

(6)                                  Consists of matching contributions made by the Company on behalf of such executive officer pursuant to the Company’s 401(k) Retirement Savings Plan.

(7)                                  Consists of moving expenses of $22,257 related to a move to Minneapolis, Minnesota and matching contributions of $600 made by the Company on behalf of Mr. Poerstel pursuant to the Company’s 401(k) Retirement Savings Plan.

(8)                                  Consists of moving expenses related to a move to Detroit, Michigan.

(9)                                  Mr. Strobel resigned from Mesaba effective June 21, 2005.

Options and Stock Appreciation Rights Granted In Last Fiscal Year

The following table provides information about stock appreciation rights (“SARs”) and stock options granted during the fiscal year ended March 31, 2005 to each executive officer named in the Summary Compensation Table.  The SARs were granted under the Mesaba 2003 Incentive Award Plan, and the options were granted under the Company’s 2000 Stock Incentive Plan.  Upon exercise of a SAR, the holder is entitled to receive a cash payment equal to the excess of the fair market value of the Company’s Common Stock on the date of exercise over the grant price.  No shares of stock are issuable under the Mesaba 2003 Incentive Award Plan.

Individual Grants
Name	Number of Securities Underlying Options/ SARs Granted	Percent of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise Price	Expiration Date
					Potential Realizable Value at
					Assumed Annual Rates of
					Stock Price Appreciation for
					Options/SARs Term (1)
					5%	10%
			($/sh)

Options

Paul. F. Foley	150,000	71.4%	$8.28	08/18/2014	$781,087	$1,979,428

Robert E. Weil	50,000	23.8%	$8.28	08/18/2014	$260,362	$659,809

John G. Spanjers	—	—	—	—	—	—

William T. Poerstel	—	—	—	—	—	—

Randy W. Strobel	—	—	—	—	—	—

SARs

Paul F. Foley (2)	—	—	—	—	—	—

Robert E. Weil (2)	—	—	—	—	—	—

John G. Spanjers	60,000	16.4%	$7.80	06/04/2014	$294,323	$745,871

William T. Poerstel	30,000	8.2%	$7.80	06/04/2014	$147,161	$372,936

Randy W. Strobel	30,000	8.2%	$7.80	06/04/2014	$147,161	$372,936

(1)                                  The potential realizable value is the amount that would accrue to the holder if the SARs were exercised immediately prior to expiration and if the per share value had appreciated at the compounded annual rate indicated in each column.  The assumed rates of appreciation are prescribed by the rules of the SEC regarding disclosure of executive compensation.  The assumed annual rates of appreciation are not intended to forecast possible future appreciation, if any, with respect to the price of the Company’s Common Stock.

(2)                                  Mr. Foley and Mr. Weil are not eligible to participate in the Mesaba 2003 Incentive Award Plan.

Aggregated Option and SARs Exercises In Last Fiscal Year and Fiscal Year-End Option and SARs Values

The following table provides information about the exercise of stock options during the fiscal year ended March 31, 2005 and the value of unexercised stock options and SARs held at the end of such fiscal year for each executive officer named in the Summary Compensation Table.

	Shares		Number of Securities Underlying Unexercised Options/SARs at		Value of Unexercised In-the-Money Options/SARs
Name	Acquired on Exercise	Value Realized (1)	March 31, 2005 (1)		at March 31, 2005 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Options

Paul F. Foley	100,000	$366,675	382,500	287,500	$1,041,300	$463,000

Robert E. Weil	—	—	107,500	92,500	$289,300	$144,700

John G. Spanjers	4,231	$12,948	78,269	17,500	$77,184	$29,000

William T. Poerstel	9,269	$30,355	—	10,000	—	$28,600

Randy W. Strobel	—	—	11,250	6,250	$8,700	$8,700

SARs

Paul F. Foley (2)	—	—	—	—	—	—

Robert E. Weil (2)	—	—	—	—	—	—

John G. Spanjers	—	—	30,000	150,000	—	$63,600

William T. Poerstel	—	—	17,500	82,500	—	$31,800

Randy W. Strobel	—	—	18,750	86,250	—	$31,800

____________________

(1)                                  Value is calculated as the excess of the market value of the Common Stock at the date of exercise or March 31, 2005, as applicable, over the exercise price.  The closing price per share of the Company’s Common Stock was $8.86 on March 31, 2005, as quoted on the Nasdaq Stock Market.

(2)                                  Mr. Foley and Mr. Weil are not eligible to participate in the Mesaba 2003 Incentive Award Plan.

Employment Contracts

Effective October 1, 2004, the Company entered into a four-year Management Compensation Agreement with Paul F. Foley, the Company’s President and Chief Executive Officer.  Under the terms of the Agreement, Mr. Foley will receive an annual base salary of $350,000 and may also receive annual discretionary bonuses targeted at 100% of his annualized base salary, based upon achievement of personal and Company goals as determined by the Compensation Committee of the Company’s board of directors.  Upon execution of the Agreement, Mr. Foley received a $500,000 one-time bonus.  Subject to certain exceptions articulated in the Agreement, Mr. Foley must repay the Company a prorated portion of the one-time bonus if his employment terminates prior to the end of the four-year term of the Agreement.  Mr. Foley is also entitled to a vesting retention bonus, of which $100,000 will be paid upon the second anniversary, $100,000 will be paid upon the third anniversary and $200,000 will be paid upon the fourth anniversary of the effective date of the Agreement, provided that Mr. Foley remains employed by the Company as of such dates.  Mr. Foley also receives an annual living expense allowance of $75,000 and such fringe benefits as are made available to other senior executives of the Company.  In fiscal 2006, the Company’s Compensation Committee approved a relocation assistance agreement for Mr. Foley.  Mr. Foley’s annual living allowance will terminate following his relocation to Minneapolis, Minnesota.

 Either the Company or Mr. Foley may terminate the Agreement without cause at any time, upon one month’s written notice to the other party.  The Company may terminate Mr. Foley’s employment and the Agreement for cause without prior notice.  The Agreement also terminates in the event of Mr. Foley’s death or other inability to carry out his essential job functions.  Upon any termination or upon expiration of the Agreement, Mr. Foley will continue to be bound by certain confidentiality, non-compete and non-recruitment obligations contained in the Agreement.

The Agreement provides for the continued employment of Mr. Foley through September 30, 2008, and provides that Mr. Foley will be entitled to severance benefits if the Company terminates his employment without cause, either during or after the term of the Agreement.  These severance benefits include payments equal to two times Mr. Foley’s annual salary, payable over a twelve-month period, health and dental benefits, the vesting of Mr. Foley’s retention bonus and stock options, and the continuance of flight privileges for twelve months.  The Agreement also provides for similar severance benefits to Mr. Foley if he resigns his employment with the Company within one year after a change in control of the Company that occurs during the term of the Agreement.

Compensation of Directors

For the fiscal year ended March 31, 2005, each non-employee director earned an annual retainer of $40,000 plus out-of-pocket expenses.  Directors’ fees are currently set at $10,000 per quarter.  Mr. Carl R. Pohlad received $300,000 as compensation for serving as Chairman of the Board during the fiscal year ended March 31, 2005.  In August 2004, the Company revised its board compensation structure to compensate directors for each meeting attended, in addition to the annual retainer.  Accordingly, with the exception of the Audit Committee, the Company pays each director a fee of $1,000 for each board or committee meeting attended in person and a fee of $500 for each board or committee meeting attended via telephone.  The Company pays a fee of $2,500 to each Audit Committee member for each Audit Committee meeting attended in person and $1,250 for each Audit Committee meeting attended via telephone.  The Company also pays the Audit Committee chair additional compensation of $5,000 per year, and each of the chairs of the Compensation, Safety and Nominating Committees additional compensation of $2,500 per year.  On August 18, 2004, pursuant to the 2000 Stock Incentive Plan, the Company granted each director options to purchase 15,000 shares of the Company’s common stock.  The options vest in one year.  For his service as the Chairman of the Board, and in addition to the grant he received as a director, the Company granted Carl R. Pohlad an option to purchase an additional 15,000 shares of the Company’s common stock.  All of the options granted on August 18, 2004 have an exercise price of $8.28 per share.  Each non-employee director, and certain family members of such director, receives free or reduced travel on Mesaba and Northwest Airlines flights.  The Company believes that the directors’ use of such air travel is de minimis.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee of the Board of Directors was an officer, former officer or employee of the Company or its subsidiaries during the fiscal year ended March 31, 2005.  No executive officer of the Company served as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on the Company’s Compensation Committee or Board of Directors during the fiscal year ended March 31, 2005.

Company Stock Performance

The following graph provides a five-year comparison of the total cumulative returns for the Company’s Common Stock, the CRSP Index for the Nasdaq Stock Market (U.S. companies), and the CRSP Index for air carriers traded on NYSE, AMEX and Nasdaq.  The CRSP Indexes are prepared by the Center for Research in Security Prices of the University of Chicago.  The total cumulative return for each period is based on the investment of $100 on March 31, 2000, assuming compounded daily returns and the reinvestment of all dividends.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS

Comparison of Five — Year Cumulative Total Returns

Performance Graph for

MAIR Holdings, Inc.

Produced on 06/14/2005 including data to 03/31/2005

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table provides information regarding ownership of the Company’s Common Stock by (i) each person known to the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director of the Company, (iii) each executive officer named in the Summary Compensation Table, and (iv) all directors and executive officers as a group.  Unless otherwise indicated, the information is as of June 1, 2005 and each person has sole voting and investment power as to the shares shown.

For the purposes of this proxy statement, beneficial ownership is determined in accordance with rules of the SEC, and includes any shares as to which the person has sole or shared investment power and any shares which the person has the right to acquire within 60 days of June 1, 2005, through the exercise of stock options.  The stock options referred to in the footnotes are employee and director options issued under the Company’s plans.  These options become partially or wholly exercisable beginning one year after the date of grant.  Therefore, the reported option shares relate to options granted on or before July 31, 2004.

Name and address of beneficial owner	Number of shares		Percentage owned

Northwest Airlines Corporation 2700 Lone Oak Pkwy Eagan, MN 55121	9,809,035	(1)	39.67%

Carl R. Pohlad Pohlad Companies 60 South Sixth Street, Suite 3800 Minneapolis, MN 55402	2,056,715	(2)	9.93%

FMR Corp. 82 Devonshire Street Boston, MA 02109	2,013,626	(3)	9.79%

Dimensional Fund Advisers, Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	1,403,269	(4)	6.82%

PAR Capital Management, Inc. One International Place, Suite 2401 Boston, MA 02111	1,200,000	(5)	5.83%

Aegis Financial Corporation 1100 North Glebe Road, Suite 1040 Arlington, VA 22201	1,194,611	(6)	5.81%

Paul F. Foley	392,000	(7)	1.87%

Raymond W. Zehr, Jr.	188,000	(8)	*

Robert E. Weil	107,500	(9)	*

Name and address of beneficial owner	Number of shares		Percentage owned

Robert C. Pohlad	88,000	(8)	*

Donald E. Benson	88,000	(8)	*

John G. Spanjers	78,269	(9)	*

Pierson M. Grieve	54,282	(10)	*

Randy W. Strobel	11,250	(9)	*

William T. Poerstel	5,000	(9)	*

Mickey P. Foret	—		—

Douglas M. Steenland	—		—

All directors and executive officers as a group (12 persons)	3,069,016	(11)	14.22%

*  Less than 1%.

(1)                                  Consists of 5,657,113 shares held by an indirect subsidiary, Northwest Aircraft, Inc., and warrants to purchase 4,151,922 shares exercisable within 60 days held by an indirect subsidiary, Northwest Airlines, Inc.

(2)                                  Includes 143,000 shares which may be purchased pursuant to stock options exercisable within 60 days.

(3)                                  According to a Form 13F filed by FMR Corp. on May 18, 2005.

(4)                                  According to a Form 13F filed by Dimensional Fund Advisors, Inc. on May 9, 2005.

(5)                                  According to a Form 13F filed by PAR Capital Management, Inc. on May 16, 2005.

(6)                                  According to a Form 13F filed by Aegis Financial Corporation on May 12, 2005.

(7)                                  Includes 382,500 shares which may be purchased pursuant to stock options exercisable within 60 days.

(8)                                  Includes 79,000 shares which may be purchased pursuant to stock options exercisable within 60 days.

(9)                                  Consists of shares which may be purchased pursuant to stock options exercisable within 60 days.

(10)                            Consists of 500 shares held indirectly in a trust of which Mr. Grieve is a beneficiary and trustee, 9,000 shares held indirectly in a trust of which Mr. Grieve’s spouse is a beneficiary and trustee, and 44,782 shares which may be purchased pursuant to stock options exercisable within 60 days.

(11)                            Includes 1,009,301 shares which may be purchased pursuant to stock options exercisable within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Plans approved by security holders	1,898,551	$7.07	800,251

The equity compensation plans approved by the Company’s shareholders are the 1994 Stock Option Plan, the 1996 Director Stock Option Plan and the 2000 Stock Incentive Plan.  The 2000 Stock Incentive Plan contains a provision that automatically increases the authorized shares available for grant on September 1 of each year by the lesser of 300,000 or 1% of the then outstanding common shares.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has an employment agreement with its Chief Executive Officer, Paul Foley.  See Item 11 – “Employment Contracts.”

Northwest Airlines Corporation is a beneficial owner of more than 5% of the Company’s outstanding Common Stock.  See Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”  During the fiscal year ended March 31, 2005, substantially all of the Company’s operating revenues were received from Northwest under two code sharing agreements described below.

Airline Services Agreement

The Company, Mesaba and Northwest are parties to an Airline Services Agreement, dated as of July 1, 1997, as amended (the “Airlink Agreement”), under which Mesaba operates 63 Saab 340 jet-prop aircraft for Northwest.  Mesaba leases or subleases 49 of the Saab 340 aircraft from Northwest. The Airlink Agreement provides exclusive rights to designated service areas and support in acquiring new aircraft and equipment.  Mesaba’s flights appear in Northwest’s timetables, and Mesaba receives ticketing and certain check-in, baggage and freight-handling services from Northwest at certain airports.  Additionally, Mesaba purchases fuel from Northwest under the Airlink Agreement. Mesaba also benefits from its relationship with Northwest through advertising and marketing programs.  In addition, Mesaba receives its computerized reservations services from Northwest.  Under the Airlink Agreement, Mesaba recognizes revenue for each completed available seat mile.

As consideration for entering into the Airlink Agreement, the Company issued a warrant to Northwest on October 17, 1997, for the purchase of 1,320,000 shares of the Company’s Common Stock at an initial exercise price of $9.42 per share, the closing price of the stock on the date the warrant was issued.  The warrant was fully exercisable upon issuance and expires on July 1, 2007.

The Airlink Agreement extends through June 30, 2007, subject to termination by either party on 365 days’ notice. The Airlink Agreement may be terminated immediately by Mesaba or Northwest in the event that the other party is the subject of a bankruptcy or similar proceeding or is divested of a substantial part of its assets.  Additionally, the non-defaulting party may terminate the Airlink Agreement in the event of a breach of a non-monetary provision that remains uncured for a period of more than 30 days after receipt of written notification of such default, or the breach of a monetary provision that remains uncured for a period of more than ten days after receipt of written notification of such default.  Northwest may also terminate the Airlink Agreement in the event of certain lease and other performance defaults; change in control events; revocation or failure to obtain DOT certification; failure to elect a chief executive officer of the Company and Mesaba reasonably acceptable to Northwest; or if more than 50% of the aircraft subject to the agreement are not operated for more than seven consecutive days or 25% of such aircraft are not operated for more than 21 consecutive days, other than as a result of the FAA grounding a specific aircraft type for all carriers.

Regional Jet Services Agreement

The Company, Mesaba and Northwest entered into a Regional Jet Services Agreement, dated October 25, 1996, as amended (the “Jet Agreement”), under which Mesaba operates 35 Avro RJ85 regional jets for Northwest.  The aircraft, which are configured in a 69-seat, two class cabin, are leased or subleased by Mesaba from Northwest.  The aircraft are operated as Northwest Jet Airlink from the Minneapolis/St. Paul, Detroit and Memphis hubs according to routes and schedules determined by Northwest, and all flights are designated as Northwest flights using Northwest’s designator code.  Under the Jet Agreement, Mesaba recognizes revenue for each block hour flown.

Under the Jet Agreement, Mesaba is responsible for providing all flight and cabin crews, dispatch control, aircraft maintenance and repair services and hull and passenger liability insurance.  Northwest provides passenger and gate check-in, aircraft loading and unloading, ticketing, ramp services and fuel and fueling services, or will compensate Mesaba for providing such services.

As consideration for entering into the Jet Agreement, the Company issued a warrant to Northwest on October 25, 1996, for the purchase of 922,500 shares of the Company’s Common Stock at an initial exercise price of $7.25 per share, the closing price of the stock on the date the warrant was issued.  The warrant became fully exercisable in May 1998.  In connection with the amendments to the Jet Agreement, the Company issued additional warrants to Northwest on April 1, 1998 and June 2, 1998, for the purchase of 474,192 shares and 1,435,230 shares, respectively, of the Company’s Common Stock at an initial exercise price of $21.25 per share.  The April 1, 1998 warrant became fully exercisable in October 1998.  The June 2, 1998 warrant became fully exercisable in May 2000.  All three warrants expire on October 25, 2006.

The Jet Agreement extends through April 2007 unless terminated earlier in accordance with its provisions.  Either Mesaba or Northwest may immediately terminate the Jet Agreement in the event that the other party is the subject of a bankruptcy or similar proceeding or is divested of a substantial part of its assets.  Additionally, the non-defaulting party may terminate the Jet Agreement in the event of a breach of a non-monetary provision that remains uncured for a period of more than 30 days after receipt of written notification of such default, or the breach of a monetary provision that remains uncured for a period of more than ten days after receipt of written notification of such default.  Northwest may also terminate the Jet Agreement in the event of certain lease and other performance defaults; change in control events; revocation or failure to obtain DOT certification; failure to elect a chief executive officer of the Company and Mesaba reasonably acceptable to Northwest; if more than 25% of the aircraft subject to the agreement are not operated for more than seven consecutive days, other than as a result of the FAA grounding all Avro RJ85 regional jets for all carriers; or if there is a strike, cessation or interruption of work involving Mesaba’s pilots, flight attendants or mechanics providing jet service.

Letter of Intent with Northwest

On April 20, 2005, the Company and its subsidiary, Mesaba, executed a non-binding letter of intent with Northwest to allow Mesaba to operate 15 Bombardier CRJ-200 regional jets under the Northwest Airlink banner, with exclusive rights to the next 20 CRJ-200 or CRJ-440 aircraft Northwest may order.  Mesaba expects to lease the aircraft from Northwest and expects the first aircraft to enter service before the end of 2005.  Mesaba expects to enter into a new 10-year airline services agreement with Northwest covering the operation of the CRJs, Saabs and RJ85s that will replace the existing Airlink Agreement and the Jet Agreement, which are set to expire in 2007 (the “Omnibus Agreement”).  As part of the letter of intent, Mesaba agreed to incur the costs necessary to bring the new CRJ fleet into service.

Upon execution of the definitive Omnibus Agreement, the Company expects to amend the currently outstanding warrants held by Northwest to reduce the number of shares of the Company’s common stock issuable upon exercise from 4,151,922 shares exercisable at prices from $7.25 to $21.25 per share to an aggregate of 4,112,500 shares exercisable at a price of $8.74 per share.  The warrants are expected to expire ten years from the date of the Omnibus Agreement.  Sixty percent of the shares are expected to become exercisable upon the delivery of the 15th CRJ aircraft to Mesaba, and an additional 4% of the shares are expected to become exercisable with each subsequent delivery of the next ten CRJ aircraft.  Pursuant to the letter of intent, the Company also agreed to enter into a registration rights agreement to register the shares of stock currently held by Northwest and the shares of stock that will be issuable to Northwest upon exercise of the warrants.

As of the date of this filing, the Company and Mesaba are continuing negotiations on the definitive Omnibus Agreement.  Because the letter of intent is non-binding, the Company cannot provide assurance that the parties will ultimately execute a final agreement.  Since signing the letter of intent, Mesaba has incurred start-up costs related to adding the CRJ aircraft into its fleet, and if the parties do not execute a definitive agreement, Mesaba would be unable to earn revenue from the CRJ fleet to offset these start-up expenses.  Additionally, Northwest Airlines is in a thirty-day cooling off period with its mechanics, and the mechanics could strike as soon as August 19, 2005.  Further, in the event Northwest Airlines continues to incur losses, it may file for bankruptcy.  In such event, all of the Company’s contracts with Northwest Airlines will be at risk, as Northwest Airlines will have the option to accept or reject each contract.  Northwest Airlines could also attempt to renegotiate the Company’s contracts through bankruptcy.  For a detailed discussion of the risks associated with the Company’s airline services agreements with Northwest Airlines, please see “Certain Risk Factors Relating to the Company and the Airline Industry” in Part I of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 14, 2005.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of aggregate fees billed to the Company by Deloitte & Touche LLP during fiscal years 2004 and 2005.

Audit Fees.  The aggregate fees billed for professional services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2005 and 2004 and for the reviews of the Company’s quarterly financial statements, and review of other documents filed with the SEC for those fiscal years were $616,000 and $113,000, respectively.

Audit-Related Fees.  For the fiscal years ended March 31, 2005 and 2004, Deloitte & Touche LLP billed the Company $103,000 and $20,000, respectively, for assurance and related services in connection with the performance of the audit or review of the Company’s financial statements, in addition to the audit fees disclosed above.

Tax Fees.  For the fiscal years ended March 31, 2005 and 2004, Deloitte & Touche LLP billed the Company $406,000 and $579,000, respectively, for professional services rendered in connection with tax compliance services.  For fiscal years ended March 31, 2005 and 2004, Deloitte & Touche LLP billed the Company $29,000 and $19,000, respectively, for tax planning and advice services.

All Other Fees.  Deloitte & Touche LLP did not render any other services to the Company, other than the services described above, for the fiscal years ended March 31, 2005 and 2004.

Pre-Approval Policies and Independence

The Audit Committee has a policy of approving the engagement of the independent registered public accounting firm to perform all audit and non-audit services on behalf of the Company.  The Audit Committee did not rely on the waiver from the pre-approval requirement available under paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X with respect to any of the services provided by the independent auditor.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIR HOLDINGS, INC.

	By:	/s/ PAUL F. FOLEY
Paul F. Foley
President and Chief Executive Officer
Dated: July 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PAUL F. FOLEY	President and Chief Executive Officer
Paul F. Foley	(Principal Executive Officer) and Director	July 29, 2005

/s/ ROBERT E. WEIL	Vice President, Chief Financial Officer and
Robert E. Weil	Treasurer (Principal Financial Officer)	July 29, 2005

/s/ DONALD E. BENSON
Donald E. Benson	Director	July 29, 2005

/s/ MICKEY P. FORET
Mickey P. Foret	Director	July 29, 2005

/s/ PIERSON M. GRIEVE
Pierson M. Grieve	Director	July 29, 2005

/s/ CARL R. POHLAD
Carl R. Pohlad	Director	July 29, 2005

/s/ ROBERT C. POHLAD
Robert C. Pohlad	Director	July 29, 2005

/s/ DOUGLAS M. STEENLAND
Douglas M. Steenland	Director	July 29, 2005

/s/ RAYMOND W. ZEHR, JR.
Raymond W. Zehr, Jr.	Director	July 29, 2005

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.