Form 10-Q
period 2005-06-30
MAIR HOLDINGS INC
filed 2005-08-09
CIK 835768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No:  0-17895

MAIR HOLDINGS, INC.

Incorporated under the laws of Minnesota

41-1616499
(I.R.S. Employer ID No.)

Fifth Street Towers, Suite 1360
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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 30, 2005

Common Stock Par value $.01 per share

20,574,340

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q of MAIR Holdings, Inc. (the “Company”) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking and are based upon information currently available to the Company.  The Company, through its officers, directors or employees, may also from time to time make oral forward-looking statements.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that a variety of material risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.  Many important factors that could cause such a difference are described under the caption “Certain Risk Factors Relating to the Company and the Airline Industry” in Item 2 of this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

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

Part I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAIR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	June 30	March 31
	2005	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$66,516	$57,968
Short-term investments	63,936	69,669
Accounts receivable, net of reserves of $570 and $601	27,678	31,176
Inventories, net	11,955	11,034
Prepaid expenses and deposits	5,586	5,808
Deferred income taxes and other	11,627	11,892
Total current assets	187,298	187,547

PROPERTY AND EQUIPMENT:
Flight equipment	94,871	93,645
Other property and equipment	41,749	40,248
Less: Accumulated depreciation and amortization	(98,549)	(95,472)
Net property and equipment	38,071	38,421

NONCURRENT ASSETS:
Long-term investments	42,118	43,240
Goodwill	2,503	2,503
Other intangible assets, net	2,717	2,819
Other assets, net	6,027	6,424
	$278,734	$280,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAIR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except share information)

(Unaudited)

	June 30	March 31
	2005	2005

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$16,128	$19,151
Accrued liabilities:
Payroll	18,230	19,563
Maintenance	20,201	20,281
Deferred income	3,401	3,085
Other current liabilities	21,302	20,126
Total current liabilities	79,262	82,206

OTHER NONCURRENT LIABILITIES	5,480	6,069

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, no specified par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 20,574,340 shares issued and outstanding	206	206
Paid-in capital	54,378	54,356
Warrants	16,500	16,500
Accumulated other comprehensive loss	(165)	(254)
Retained earnings	123,073	121,871
Total shareholders’ equity	193,992	192,679
	$278,734	$280,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAIR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(Unaudited)

	Three Months Ended
	June 30
	2005	2004
		(As restated- see Note 13)
OPERATING REVENUES:
Passenger	$107,539	$100,968
Freight and other	10,900	8,731
Total operating revenues	118,439	109,699

OPERATING EXPENSES:
Wages and benefits	39,388	35,300
Aircraft fuel	5,658	5,111
Aircraft maintenance	22,771	20,426
Aircraft rents	25,665	25,106
Landing fees	1,676	1,769
Insurance and taxes	1,893	2,073
Depreciation and amortization	3,802	3,753
Administrative and other	18,504	13,637
Total operating expenses	119,357	107,175
Operating income (loss)	(918)	2,524

NONOPERATING INCOME (EXPENSE):
Interest income and other	1,012	385
Interest expense	(16)	(18)
Arbitration settlement	1,800	—
Nonoperating income, net	2,796	367
Income before provision for income taxes	1,878	2,891

PROVISION FOR INCOME TAXES	676	28
NET INCOME	$1,202	$2,863

NET INCOME PER SHARE:
Earnings per common share - basic	$0.06	$0.14
Earnings per common share - diluted	$0.06	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,574	20,452
Diluted	21,194	20,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAIR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Month Ended
	June 30
	2005	2004
		(As restated-
		see Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,202	$2,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,802	3,753
Amortization of investments	465	521
Amortization of deferred credits	(348)	(412)
Stock-based compensation	22	(740)
Changes in current operating items:
Accounts receivable	3,498	408
Inventories	(921)	(723)
Prepaid expenses and deposits	240	(1,853)
Accounts payable and other	(2,979)	(6,699)
Net cash provided by (used in) operating activities	4,981	(2,882)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(11,441)	(11,200)
Sales of investments	18,002	12,383
Purchases of property and equipment	(2,964)	(2,971)
Net cash (used in) provided by investing activities	3,597	(1,788)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of other noncurrent liabilities	(30)	(33)
Proceeds from issuance of common stock	—	530
Net cash provided by (used in) financing activities	(30)	497

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,548	(4,173)

CASH AND CASH EQUIVALENTS:
Beginning of period	57,968	52,661
End of period	$66,516	$48,488

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid (refund received) during period for:
Interest	$17	$21
Income taxes	$(420)	$463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAIR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The condensed consolidated financial statements included herein have been prepared by MAIR Holdings, Inc. (the “Company” or “Holdings”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of such condensed consolidated financial statements.  The Company’s business is seasonal and, accordingly, interim results are not indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2005, and the notes thereto, included in the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2005.

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

2.               Business

Mesaba

Mesaba operates as a regional air carrier providing scheduled passenger service as “Mesaba Airlines/Northwest Airlink” and “Mesaba Airlines/Northwest Jet Airlink” under two separate agreements with Northwest Airlines, Inc. (“Northwest”), a wholly owned indirect subsidiary of Northwest Airlines Corporation.  As of June 30, 2005, Mesaba served 110 cities in the United States and Canada from Northwest’s hub airports located in Minneapolis/St. Paul, Detroit and Memphis.

Under the Airline Services Agreement (the “Airlink Agreement”), Mesaba operates Saab 340 jet-prop aircraft (“Saab”) for Northwest.  This agreement provides for exclusive rights to designated service areas and extends through June 30, 2007.  Under the Airlink Agreement, Mesaba recognizes revenue for each completed “available seat mile” (the number of seats in an aircraft multiplied by the number of miles those seats are flown).  Additionally, under the Airlink Agreement, Mesaba purchases fuel, ground handling and other services from Northwest.  Mesaba, on a net basis, paid Northwest $3.3 million and $6.2 million for these services for the three months ended June 30, 2005 and 2004, respectively.  Either Northwest or Mesaba may terminate the Airlink Agreement on 365 days notice.  The Airlink Agreement may be terminated immediately by Mesaba or Northwest in the event that the other party is the subject of a bankruptcy or similar proceeding or is divested of a substantial part of its assets.  Additionally, the non-defaulting party may terminate the agreement in the event of a breach of a non-monetary provision that remains uncured for a period of more than 30 days after receipt of written notification of such default, or the breach of a monetary provision that remains uncured for a period of more than ten days after receipt of written notification of such default.  Northwest may also terminate the Airlink Agreement in the event of certain lease and other performance defaults; change in control events; revocation or failure to obtain Department of Transportation (“DOT”) certification; failure to elect a chief executive officer of the Company and Mesaba reasonably acceptable to Northwest; or if more than 50% of the aircraft subject to the agreement are not operated for more than seven consecutive days or 25% of such aircraft are not operated for more than 21 consecutive days, other than as a result of the Federal Aviation Administration (“FAA”) grounding all Saabs for all carriers.

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

Under the agreements, all scheduled flights that Mesaba operates are designated as Northwest flights using Northwest’s designator code in all computer reservation systems, including the Official Airline Guide, with an asterisk and a footnote indicating that Mesaba is the carrier providing the service.  In addition, flight schedules of Mesaba and Northwest are closely coordinated to facilitate interline connections, and Mesaba’s passenger gate facilities at the Minneapolis/St. Paul International Airport, Detroit Metropolitan Airport and Memphis International Airport are integrated with Northwest’s facilities in the main terminal buildings, rather than at the more remote commuter air terminals.  Mesaba’s RJ85 aircraft are painted in the colors of Northwest and the Saab aircraft are painted in a distinctive “Northwest Airlink” configuration, with a Northwest logo in addition to Mesaba’s name.

Mesaba, through the agreements, receives ticketing and certain check-in, baggage, freight and aircraft handling services from Northwest at certain airports.  In addition, Mesaba receives its computerized reservations services from Northwest.  Northwest also performs all marketing, scheduling, yield management and pricing services for Mesaba’s flights.

The Airlink and Jet Agreements provide for certain incentive payments from Northwest to Mesaba based on achievement of certain operational or financial goals.  Such incentives totaled $1.4 million and $1.2 million for the three months ended June 30, 2005 and 2004, respectively, and are included in passenger revenues in the accompanying condensed consolidated statements of operations.  Approximately $22.8 million, or 82.4%, and $25.9 million, or 83.0%, of the June 30, 2005 and March 31, 2005 accounts receivable balances in the accompanying condensed consolidated balance sheets were due from Northwest and were not collateralized.

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

Big Sky

Big Sky operates as a regional air carrier based in Billings, Montana, primarily providing scheduled passenger, airfreight, express package and charter services.  As of June 30, 2005, Big Sky provided scheduled air service to 18 communities in Montana, Idaho, Oregon, Washington, Colorado and Wyoming.  Big Sky operates daily scheduled flights providing interline and online connecting services and local market services.  Big Sky also has code-sharing agreements with Alaska Airlines, Horizon Air, America West Airlines and Northwest, where its services are marketed jointly with those air carriers for connecting flights.  Big Sky participates in the Essential Air Service (“EAS”) program with the DOT.  The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service based on their passenger traffic.  The DOT pays EAS subsidies for each departure in a covered market.  In the three months ended June 30 2005 and 2004, Big Sky recognized revenue from EAS subsidies of $2.0 million and $1.6 million.  Big Sky purchased fuel from Northwest for $0.8 million and $0.4 million for the three months ended June 30, 2005 and 2004, respectively.

Recent Developments

On April 22, 2005, Holdings and Mesaba executed a non-binding letter of intent with Northwest to allow Mesaba to operate 15 Bombardier CRJ-200 regional jets (“CRJ”) under the Northwest Airlink banner, with exclusive rights to the next 20 CRJ-200 or CRJ-440 aircraft Northwest may order.  Mesaba expects to lease the aircraft from Northwest and expects the first aircraft to enter service before the end of calendar 2005.  Mesaba expects to enter into a new 10-year omnibus airline services agreement with Northwest covering the operation of the CRJs, Saabs and RJ85s that will replace the existing Airlink Agreement and the Jet Agreement, which are set to expire in 2007.  As part of the letter of intent, Mesaba agreed to incur the costs necessary to bring the new CRJ fleet into service.

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

As of the date of this filing, the Company and Mesaba are continuing negotiations on the definitive new omnibus airline services agreement.  Because the letter of intent is non-binding, the Company cannot provide assurance that the parties will ultimately execute a final agreement.  In the first fiscal quarter, Mesaba incurred approximately $2.4 million in start-up costs related to adding the CRJ aircraft into its fleet, and Holdings incurred approximately $0.3 million in related start-up costs.  If the parties do not execute a definitive agreement, Mesaba would be unable to earn revenue from the CRJ fleet to offset these and future start-up expenses.  Additionally, Northwest is in a 30-day cooling off period with its mechanics, and the mechanics could strike as soon as August 19, 2005.  Further, in the event Northwest continues to incur losses, it may file for bankruptcy.  In such event, all of the Company’s contracts with Northwest will be at risk, as Northwest will have the option to accept or reject each of the Company’s contracts with Northwest.  Northwest could also attempt to renegotiate the Company’s contracts through bankruptcy.  For a detailed discussion of the risks associated with the Company’s airline services agreements with Northwest, please see “Certain Risk Factors Relating to the Company and the Airline Industry” in Item 2 of this Quarterly Report on Form 10-Q.

3.               Goodwill and Other Intangibles

The excess of the Big Sky purchase price over the fair market value of the net assets acquired was allocated to certain identifiable intangible assets, including Big Sky’s pilot labor contract and an air carrier certificate, and to goodwill.  Goodwill and other intangible assets and related accumulated amortization were as follows, in thousands:

	June 30, 2005			March 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Indefinite-lived assets:
Air carrier certificate	$925		$925	$925		$925
Goodwill	2,503		2,503	2,503		2,503
Amortizable intangible asset:
Pilot labor contract	2,840	(1,048)	1,792	2,840	(946)	1,894
	$6,268	$(1,048)	$5,220	$6,268	$(946)	$5,322

The amortizable intangible asset is amortized over its estimated period of benefit.  Intangible asset amortization expense for each of the three months ended June 30, 2005 and 2004 was $0.1 million.  Goodwill and the intangible assets are evaluated for impairment annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amounts.  The evaluation includes future cash flow projections, strategic modeling and other management assumptions.  During the fourth quarter of each fiscal year, the Company completes its annual impairment test of goodwill and other intangible assets.  The Company continues to monitor goodwill and the intangible assets at Big Sky for impairment.

4.               Investments

Investments consist principally of municipal securities and are classified as available-for-sale.  Fair value of investments are determined based on quoted market prices.  The Company classifies investments with an original maturity of more than 90 days that mature within one year as short-term and greater than one year as long-term.

As of June 30, 2005 and March 31, 2005, cash, cash equivalents, short-term and long-term investments totaled $172.6 million and $170.9 million.

Amortized cost, gross unrealized gains and losses and fair value of short and long-term investments classified as debt securities available-for-sale were as follows, in thousands:

	June 30, 2005	March 31, 2005
Amortized cost	$106,319	$113,346
Gross unrealized gains	14	3
Gross unrealized losses	(279)	(440)
Fair value	$106,054	$112,909

For the three months ended June 30, 2005 and 2004, gross realized gains and losses were insignificant as the Company generally holds the fully amortized bonds to maturity.

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

The following information summarizes the pro forma effects assuming compensation for such awards had been recorded based upon the estimated fair value for the periods ended June 30, in thousands, except per share information:

	Three Months Ended
	June 30
	2005	2004
Net income as reported	$1,202	$2,863
Add: Stock-based employee compensation expense (reduction) included in reported net income, net of related tax effects	14	(426)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(210)	(474)
Pro forma net income	$1,006	$1,963

Earnings per common share – basic:
As reported	$0.06	$0.14
Pro forma	$0.05	$0.10
Earnings per common share – diluted:
As reported	$0.06	$0.14
Pro forma	$0.05	$0.09

In December 2002, the Company repriced stock options to purchase 745,000 shares of the Company’s common stock with exercise prices ranging from $9.05 to $18.00 to an exercise price of $5.97, which represented the fair market value on the date of the repricing.  As of June 30, 2005, 514,782 repriced options were outstanding.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” the Company adopted variable plan accounting for these options from the date of the repricing.  The Company recorded no compensation expense for the three months ended June 30, 2005 and the Company recorded a reduction in compensation expense of $0.7 million for the three months ended June 30, 2004.

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

The following table reconciles the number of shares utilized in the condensed consolidated earnings per share calculations for the periods ended June 30, in thousands, except per share information:

	Three Months Ended
	June 30
	2005	2004
Net income	$1,202	$2,863
For earnings per common share - basic:
Weighted average number of issued shares outstanding	20,574	20,452
Effect of dilutive securities:
Computed shares outstanding under the Company’s stock option plan utilizing the treasury stock method	435	387
Computed shares outstanding under warrants issued utilizing the treasury stock method	185	137
For earnings per common share - diluted:
Weighted average common shares and potentially dilutive common shares	21,194	20,976
Earnings per common share – basic	$0.06	$0.14
Earnings per common share – diluted	$0.06	$0.14

Antidilutive options and warrants	3,355	3,505

7.               Consolidated Comprehensive Income

The following table presents the calculation of comprehensive income.  The components of comprehensive income for the periods ended June 30 are as follows, in thousands:

	Three Months Ended
	June 30
	2005	2004
Net income	$1,202	$2,863
Unrealized gains (losses) on investments classified as available for sale, net of tax	89	(167)
Comprehensive income	$1,291	$2,696

8.               Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  SFAS No. 131 establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers.  The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  Operating segment information for Mesaba, Big Sky and Holdings for the periods ended June 30 were as follows, in thousands:

			Holdings and
	Mesaba	Big Sky	Eliminations	Consolidated
Three Months Ended June 30, 2005:
Operating revenues	$113,899	$4,540	$—	$118,439
Depreciation and amortization	3,578	220	4	3,802
Interest expense	—	65	(49)	16
Income (loss) before income taxes	74	(880)	2,684	1,878
Capital expenditures	2,671	281	12	2,964
Total assets at end of period	116,545	11,488	150,701	278,734
Three Months Ended June 30, 2004:
Operating revenues	106,090	3,609	—	109,699
Depreciation and amortization	3,542	207	4	3,753
Interest expense	—	77	(59)	18
Income (loss) before income taxes	2,646	(1,089)	1,334	2,891
Capital expenditures	2,936	35	—	2,971
Total assets at end of period	122,684	10,097	131,003	263,784

9.               Nonoperating Income

In the first quarter of fiscal 2006, the Company recognized $1.8 million as nonoperating income as a result of a favorable arbitration settlement with a former investment advisor.

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

As of June 30, 2005, the Company did not establish an accrual with regard to this litigation.  Accordingly, an adverse outcome to this matter could have a material impact on the Company’s financial condition and results of operation.

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

13.         Restatement

Subsequent to the issuance of its consolidated financial statements for the year ended March 31, 2004, the Company determined that it had incorrectly accounted for certain aircraft leases that contained reduced rent obligations over a portion of the lease term.  This resulted in an understatement of other assets, net, other noncurrent liabilities and aircraft rents and an overstatement of retained earnings, shareholders’ equity and net income in prior periods.  Although the Company does not believe that this error resulted in a material misstatement of the Company’s consolidated financial statements for any prior periods, the effects of correcting the error as of December 31, 2004, would have had a material effect on the Company’s results of operations for that period.  As a result, the condensed consolidated financial statements for the quarter ended June 30, 2004 have been restated from the amounts previously reported.

A summary of the significant effects of the restatement on the Company’s financial statements for June 30, 2004 is as follows, in thousands, except per share information:

	Three Months Ended
	June 30, 2004
	As Previously	As
	Reported	Restated
Consolidated balance sheets:
Other assets, net	$7,482	$7,958
Total assets	263,308	263,784
Other noncurrent liabilities	5,889	7,077
Retained earnings	118,091	117,379
Total shareholders’ equity	187,751	187,039
Statements of operations:
Aircraft rents	25,032	25,106
Total operating expenses	107,101	107,175
Operating income	2,598	2,524
Income before provision for income taxes	2,965	2,891
Net income	2,907	2,863
Earnings per common share - basic	0.14	0.14
Earnings per common share - diluted	0.14	0.14

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to give effect to the restatement as discussed in Note 13 to the condensed consolidated financial statements included in Item 1, and should be read in conjunction with the accompanying condensed consolidated financial statements.  The Company’s operations and financial results are subject to various risks and uncertainties associated with the airline industry.  See “Certain Risk Factors Relating to the Company and the Airline Industry” at the end of this Item 2.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 and 2004

The Company’s consolidated net income for the quarter ended June 30, 2005 was $1.2 million, or $0.06 per diluted share, compared with net income of $2.9 million, or $0.14 per diluted share, for the quarter ended June 30, 2004.  Comparative information on operations for the three months ended June 30 was as follows:

Mesaba

Mesaba’s operating statistics for the three months ended June 30 were as follows:

	2005	2004
Passengers	1,501,045	1,396,338
Available seat miles (000s)	766,019	714,715
Revenue passenger miles (000s)	514,809	480,199
Load factor	67.2%	67.2%
Block hours flown	71,734	68,863
Departures	53,037	50,421
Revenue per ASM	$0.149	$0.148
Cost per ASM	$0.149	$0.145
Aircraft in service (average)	98	97

Mesaba Operating Revenues  Total operating revenues increased 7.4% in the first quarter of fiscal 2006 to $113.9 million from $106.1 million in the prior year quarter.  The increase is attributed to: $3.0 million from a 9.4% increase in RJ-85 flying due to the return to service of 5 RJ-85s that had been grounded in the prior year; $3.0 million due to a 2.3% increase in additional Saab ASMs and an increase in the Saab reimbursement rate quarter over quarter; and $1.8 million in additional ground handling revenue in Detroit and Minneapolis/St. Paul.

Mesaba Operating Expenses  Total operating expenses increased 10.3% in the first quarter of fiscal 2006 to $114.0 million from $103.4 million in the prior year quarter.  The increase in expenses was due to the additional RJ85 and Saab flying and $2.4 million in start up expenses associated with Mesaba adding the CRJ aircraft to its fleet.  Mesaba’s operating costs per ASM for the three months ended June 30 were as follows:

	2005		2004
Wages and benefits	4.9	¢	4.8	¢
Aircraft fuel	0.6		0.6
Aircraft maintenance	2.9		2.8
Aircraft rents	3.3		3.4
Landing fees	0.2		0.2
Insurance and taxes	0.2		0.2
Depreciation and amortization	0.5		0.5
Administrative and other	2.3		2.0
Total	14.9	¢	14.5	¢

Wages and benefits increased 9.3% to $37.3 million in the first quarter of fiscal 2006 from $34.1 million in the prior year quarter, primarily due to increased ground handling wages from additional ground handling activity which did not result in any additional ASMs, increased wages due to additional flying and increased health and dental expense.  These increases were partially offset by favorability quarter over quarter in costs associated with the 401(k) benefit plan due to increased costs in the prior year.

Aircraft fuel increased 3.0% to $4.7 million in the first quarter of fiscal 2006 from $4.6 million in the prior year quarter primarily due to the 1.5% increase in the number of Saab block hours flown.  Provisions of the Airlink Agreement with

Northwest protect Mesaba from changes in fuel prices.  Mesaba’s actual cost of fuel, including taxes and pumping fees, was 83.5 cents per gallon for both periods.  Northwest is responsible for fuel for Mesaba’s RJ85 operations.

Aircraft maintenance, excluding wages and benefits, increased 11.7% to $22.1 million in the first quarter of fiscal 2006 from $19.7 million in the prior year quarter, partially due to a 4.3% increase in total block hours.  The increase is also due to increased costs associated with expendable parts and repair costs incurred to continue to maintain the fleet as it ages.

Aircraft rents increased 2.8% to $25.2 million in the first quarter of fiscal 2006 from $24.6 million in the prior year quarter due to the return to service of five RJ85 aircraft that were grounded in first quarter of fiscal 2005.

Landing fees decreased 5.9% to $1.6 million in the first quarter of fiscal 2006 from $1.7 million in the prior year quarter due to a rate reduction in Detroit.  Northwest is responsible for landing fees for Mesaba’s RJ85 operations.

Insurance and taxes decreased 4.9% to $1.7 million in the first quarter of fiscal 2006 from $1.8 million in the prior year quarter due primarily to a 5% decrease in hull and passenger liability insurance rates.

Depreciation and amortization remained relatively constant quarter-over-quarter due to steady state operation.

Administrative and other expenses increased 33.6% to $17.9 million in the first quarter of fiscal 2006 from $13.4 million in the prior year quarter primarily due to increased consulting costs and training costs incurred for CRJ certification as well as higher ground handling costs.

Big Sky

Big Sky’s operating statistics for the three months ended June 30 were as follows:

	2005	2004
Passengers	26,227	21,174
Available seat miles (000s)	17,139	15,241
Revenue passenger miles (000s)	7,500	5,491
Load factor	43.8%	36.0%
Block hours flown	4,601	4,170
Departures	5,033	4,888
Revenue per ASM	$0.265	$0.237
Cost per ASM	$0.313	$0.305
Aircraft in service (average)	9	12

Big Sky Operating Revenues  Total operating revenues increased 25.8% to $4.5 million in the first quarter of fiscal 2006 from $3.6 million in the prior year quarter due to a $0.5 million quarter over quarter increase in passenger revenue as a result of increased passengers and average passenger fares and a $0.3 million increase in EAS subsidies resulting from new service, increased rates and improved operations.

Big Sky Operating Expenses  Total operating expenses increased 15.3% in the first quarter of fiscal 2006 to $5.3 million from $4.6 million in the prior year quarter due to an increased level of flying year over year and the impact of higher fuel prices.

Consolidated

Nonoperating Income (Expense)  Nonoperating income increased to $2.8 million in the first quarter of fiscal 2006 from $0.4 million in the prior year quarter due to a $1.8 million arbitration settlement with an investment advisor and interest income that increased as a result of additional funds invested at higher interest rates.

Provision for Income Taxes The Company’s effective tax rate was 36.0% in the first quarter of fiscal 2006 as compared to 1.0% in the prior year quarter.  The Company adjusts its effective tax rate quarterly based on forecasted operating results in the fiscal year.  The rate is affected principally by the level of nondeductible expenses relative to projected taxable income.

In the first quarter of fiscal 2005, the Company reduced its income tax payable and tax provision by $1.2 million as it received verification of a final settlement with the IRS concerning its examination of the Company’s fiscal 1995 and 1996 tax returns.  Without this adjustment, the Company’s effective tax rate would have been 42.4%.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investments increased 1.0% to $172.6 million at June 30, 2005 from $170.9 million at March 31, 2005.  The Company’s working capital increased to $108.0 million with a current ratio of 2.4 at June 30, 2005 compared to working capital of $105.3 million and a current ratio of 2.3 at March 31, 2005.

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

Approximately $22.8 million or 82.4% of Mesaba’s accounts receivable balance as of June 30, 2005 was due from Northwest, and this receivable is not collateralized.  The Company’s business is sensitive to events and risks affecting Northwest.  Northwest has incurred significant losses in the last several years, including a net loss of $862 million in calendar 2004 and a net loss of $683 million in the first two quarters of calendar 2005.  If Northwest continues to incur operating losses, it may be unable to fulfill its financial obligations, including payments due to Mesaba under the Airlink Agreement and Jet Agreement.  Loss of Mesaba’s affiliation with Northwest or Northwest’s failure to make timely payment of amounts owed to Mesaba or to otherwise materially perform under the Airlink or Jet Agreement for any reason would have a material adverse effect on the Company’s results of operations and financial condition.  For a detailed discussion of the Company’s risks related to Northwest, see “Certain Risk Factors Related to the Company and the Airline Industry” at the end of this Item 2.

As of June 30, 2005, Mesaba’s fleet consisted of 98 aircraft covered under operating leases with remaining terms of up to 11 years and aggregate monthly lease payments of approximately $8.5 million.  Mesaba leases or subleases its Saab aircraft, either directly from aircraft leasing companies or through Pinnacle Airlines Corp. (“Pinnacle”), under operating leases with initial terms of up to seven years or through subleases with Northwest under operating leases with initial terms of up to 17 years.  Mesaba leases its RJ85 aircraft from Northwest under operating leases with initial terms of up to ten years.  The Company believes that Mesaba’s revenues from the Airlink and Jet Agreements will continue to be sufficient to fund its aircraft lease obligations.  If the Airlink Agreement terminates, the Company’s obligation to continue to pay Saab aircraft leases will simultaneously terminate.  Likewise, if the Jet Agreement terminates, the Company’s obligation to continue to pay RJ85 aircraft leases will simultaneously terminate.

As of June 30, 2005, Big Sky’s operating fleet consisted of nine operating aircraft and four nonoperating aircraft covered under operating leases with remaining terms of four months to 59 months and aggregate monthly lease payments of approximately $0.2 million.  Big Sky leases all of its aircraft.  Five of the leases for two operating and three nonoperating aircraft, allow Big Sky to return the aircraft to the lessor upon the occurrence of certain events and contain purchase options.  Funding of the monthly minimum lease payments is dependent on continued passenger boardings, Big Sky’s operations and potentially, funding from the Company.

The Company’s aircraft operating leases do not contain any guaranteed lease residual provisions for which there would be a potential contingency at the termination of the lease period.

The Company has historically relied on cash and cash equivalents, investments and internally generated funds to support its working capital requirements.  Absent adverse factors outside the control of the Company, management believes current liquidity and funds from operations will provide adequate resources for meeting current operations and non-aircraft capital needs through the remainder of fiscal 2006.

Cash and cash equivalents increased 14.7% to $66.5 million at June 30, 2005 from $58.0 million at March 31, 2005.  A summary of cash flow activity is as follows:

Operating Activities

Net cash provided by operations for the three months ended June 30, 2005 was $5.0 million.  The primary source of cash was from operations, which generated $1.2 million of net income and $3.9 million of non-cash expenses, primarily depreciation and amortization.  The primary use of cash was $0.1 million of net payments for current operating items.

Investing Activities

Net cash provided by investing for the three months ended June 30, 2005 was $3.6 million.  The sources of cash for investing activities were the net sales of short-term investments and operating activities.  The primary uses of cash were the net purchases of short and long-term investments, including variable securities classified as cash equivalents and purchases of property, plant and equipment of $3.0 million.

Financing Activities

Net cash used by financing for the three months ended June 30, 2005 was insignificant.

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

Management believes that its estimates and assumptions are reasonable, based on information presently available; however, changes in these estimates, judgments and assumptions will occur as a result of future events, and, accordingly, actual results could differ from amounts estimated.

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

Goodwill and Other Intangible Assets—The excess of the Big Sky purchase price over the fair market value of the net assets acquired was allocated to certain identifiable intangible assets, including Big Sky’s pilot labor contract and its air carrier certificate and goodwill.  The recoverability of goodwill ($2.5 million) and other intangible assets ($2.7 million) is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amounts.  The evaluation includes future cash flow projections, strategic modeling and other management assumptions.  During the fourth quarter of fiscal 2005, the Company completed its annual impairment test of goodwill and other intangible assets and determined that no impairment charge was necessary.

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

During fiscal 2005, Northwest accounted for 92.7% of Mesaba’s operating revenues.  Additionally, Mesaba consistently carries a receivable due from Northwest between $20 million to $30 million that is not collateralized.  Northwest has incurred significant losses in the last several years, including a net loss of $862 million in calendar 2004 and a net loss of $683 million in the first two quarters of calendar 2005.  If Northwest continues to incur operating losses, it may be unable to fulfill its financial obligations and may be forced to initiate bankruptcy proceedings.  Additionally, Northwest is in a thirty-day cooling off period with its mechanics, and the mechanics could strike as soon as August 19, 2005.  Because Holdings has no commitment to fund Mesaba’s operations, if Northwest defaults or otherwise fails to make a payment to Mesaba and subsequently files for bankruptcy, Mesaba would hold an unsecured prepetition bankruptcy claim that it may be unable to collect.  Further, all of Mesaba’s contracts with Northwest would be at risk, as Northwest would have the option to accept or reject each of such contracts.  Northwest could also attempt to renegotiate Mesaba’s contracts through bankruptcy.  In the event Northwest is unable to pay Mesaba, if Mesaba is unable to secure alternate financing, Mesaba could be forced to file for bankruptcy protection.

The Company’s business could also be adversely affected by events at Northwest outside of bankruptcy, such as an inability by Northwest to reduce labor expenses and other costs, continued and unsustainable operating losses at Northwest, changes in Northwest’s business plan or model, employee strike or job actions, significant curtailment of service (and thus curtailment of the utilization of Mesaba’s aircraft), continued volatility of fuel costs and terrorist events.  Loss of the Company’s business relationship with Northwest or Northwest’s failure to make timely payment of amounts owed to the Company would have a material adverse effect on the Company’s operations, financial position and cash flows.

In connection with the Company’s non-binding letter of intent with Northwest, Mesaba has incurred, and will continue to incur, significant expenses in connection with bringing the CRJ aircraft into its fleet, and it may not be reimbursed for these expenses if a definitive agreement is not signed.

The Company’s non-binding letter of intent with Northwest provides that Mesaba will place the first CRJ aircraft in service by October 15, 2005.  Although the parties have not yet signed a definitive agreement, Holdings and Mesaba have incurred approximately $2.7 million in expenses in the first fiscal quarter related to adding the CRJ aircraft to its fleets, and these expenses will continue in the next several months until all aircraft contemplated under the agreement are delivered and placed into revenue service.  However, if an agreement with Northwest is not finalized, there is no assurance that Mesaba will realize revenue in the future to offset these start-up expenses.

If Mesaba’s Airlink Agreement or Jet Agreement with Northwest is terminated, the Company could lose either or both of its significant sources of revenue and earnings, Mesaba’s aircraft, access to airport facilities and the services Northwest provides.

Any termination of the Airlink Agreement or Jet Agreement by Northwest, through bankruptcy or otherwise, would allow Northwest the right to terminate Mesaba’s aircraft leases and subleases covered by the agreements.  Northwest would also be allowed to take immediate possession of the aircraft.  As a result, the Company would have no significant sources of revenue or earnings.  Additionally, Mesaba risks losing the use of Northwest’s systems, airport facilities and other services that support Mesaba’s operations.  Mesaba may not be able to find replacement services, or it may not be able to find such services on terms or conditions as favorable as those received from Northwest.

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

Mesaba performs various ground handling services for Northwest and Pinnacle at Minneapolis, Detroit and certain other airport locations.  The ground handling business is highly competitive, and airlines are constantly reviewing their cost structures to locate the most cost-effective ground handling providers.  Mesaba does not have any long-term agreements with Northwest or Pinnacle.  If Northwest or Pinnacle terminate Mesaba’s ground handling services, the Company’s financial results would be materially affected, both through a loss of revenue and increased transition expenses.

The Company could incur significant costs if it experiences difficulty finding, training and retaining employees.

The Company’s business is labor-intensive, and the Company requires large numbers of pilots, flight attendants, maintenance technicians and other personnel.  The airline industry has from time to time experienced a shortage of qualified personnel, specifically pilots and maintenance technicians.  In addition, as is common with most of the Company’s competitors, the Company has faced turnover of its employees.  For example, the Company’s pilots, flight attendants and maintenance technicians occasionally leave to work for larger airlines, which generally offer higher salaries and more extensive benefit programs than regional airlines are financially able to offer.  In the event of a significant increase in the turnover of employees, the Company would incur significantly higher training costs than would otherwise be necessary.  The Company cannot provide assurance that it will be able to recruit, train and retain the qualified employees it requires to carry out its business plan.

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

The Company has made, and will continue to make, substantial investments in technology to manage its operations.  In particular, the systems operations control centers, which oversee daily flight operations, are dependent on a number of technology systems to operate effectively.  These technology systems may be vulnerable to various sources of interruption due to events beyond the Company’s control, including natural disasters, terrorist attacks, computer viruses and hackers.  In addition, large-scale interruption in technology on which the Company depends, such as power, telecommunications or the Internet, could substantially disrupt the Company’s operations.

Any airline accident in which the Company is involved could subject the Company to substantial liability and seriously harm the Company’s financial condition and results of operations.

An accident involving Mesaba or Big Sky aircraft could result in injuries and loss of life, and the Company could experience significant claims from injured persons and surviving relatives.  An accident could also result in substantial property damage, loss of aircraft from service and adverse publicity for the Company.  Airlines are required by the DOT to carry liability insurance.  Although the Company believes its liability insurance is in amounts and of the type generally consistent with industry practice, substantial claims resulting from an accident in excess of insurance coverage would harm the Company’s business and financial results.  Any resulting claims would also be costly to defend and could harm the Company’s reputation.  Moreover, any aircraft accident, even if fully insured or not directly involving Mesaba or Big Sky, could cause a public perception that flying is less safe or reliable than other transportation alternatives, which could harm the Company’s financial condition and results of operations.

The Company is subject to collective bargaining agreements with several of its employee groups, and any failure to successfully negotiate these agreements could subject the Company to strikes and increased labor costs, either of which could negatively impact the Company’s financial performance.

Labor costs are a significant component of the Company’s expenses, comprising 33.2% of total operating expenses in fiscal 2005.  Several of Mesaba’s and Big Sky’s employee groups have separate bargaining agreements and may make demands that would increase operating expenses, adversely affecting profitability.  Mesaba is currently negotiating with its mechanics for a new agreement.  The existing agreement became amendable in August 2003.  Moreover, Mesaba’s mechanics are represented by the Aircraft Mechanics Fraternal Association, the same union to which Northwest’s mechanics belong.  Northwest’s mechanics are in a 30-day cooling off period and could strike as soon as August 19, 2005.  Although Mesaba’s mechanics have a separate contract, the Company cannot guarantee that Mesaba’s mechanics will not honor a Northwest strike or engage in other job actions in solidarity with Northwest’s mechanics.  Mesaba is also currently negotiating with its dispatchers, whose agreement became amendable in May 2005.  The Company cannot predict the outcome of these negotiations.  If Mesaba or Big Sky is unable to reach agreement on the terms of any collective bargaining agreement or experiences widespread employee dissatisfaction, there could be work slowdowns or stoppages.  Any sustained work stoppages could adversely affect Mesaba’s ability to fulfill its obligations under the Airlink Agreement and Jet Agreement and could have an adverse effect on the Company’s financial condition and results of operations.

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

Sales of a large number of shares of the Company’s common stock or the availability of a large number of shares for sale could adversely affect the market price of the Company’s common stock.  As of June 30, 2005, the Company had 20,574,340 shares of common stock outstanding.  Several of the Company’s shareholders own substantial blocks of the Company’s common stock.  Additionally, along with the shares of stock it currently owns, Northwest could own an additional large block of the Company’s common stock upon exercise of its warrants.  In connection with the letter of intent with Northwest, the Company has agreed to enter into a registration rights agreement to register the shares of stock owned by Northwest (including those shares underlying its warrants).  Following such registration, future sales of those shares, or future sales of other large blocks of the Company’s common stock that are already registered, could substantially depress the Company’s stock price.

Any future exercises of warrants by Northwest could substantially dilute the Company’s common stock.

As of June 30, 2005, Northwest held warrants exercisable for an aggregate of 4,151,922 shares of the Company’s common stock at prices ranging from $7.25 per share to $21.25 per share.  As described in the previous “Recent Developments” section, if the Company enters into an omnibus airline services agreement, it expects to amend these warrants to change the exercise price to $8.74 per share and to decrease the number of shares issuable upon exercise to 4,112,500 shares.  Holders of the Company’s common stock, therefore, could experience substantial ownership dilution if Northwest elects to exercise these warrants.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls Procedures

As of June 30, 2005, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the date of such evaluation.

Changes in Internal Controls

During the quarter ended June 30, 2005, there were no changes in internal controls over financial reporting that had a material affect on internal control over financial reporting or were reasonably likely to have a material effect on internal control over financial reporting.

The Company’s management does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Incorporated by reference to Note 11, “Commitments and Contingencies” of the Company’s Notes to Condensed Consolidated Financial Statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit Number	Document Description

3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 27, 2003.
3.2	Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed June 14, 2005.
4.1	Specimen certificate for shares of the Common Stock of the Company. Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed August 27, 2003.
4.2	Common Stock Purchase Warrant dated October 25, 1996 issued to Northwest Airlines, Inc. Incorporated by reference to Exhibit 4A to the Company’s 10-Q for the quarter ended September 30, 1996.
4.3	Common Stock Purchase Warrant dated October 17, 1997 issued to Northwest Airlines, Inc. Incorporated by reference to Exhibit 4A to the Company’s 10-Q for the quarter ended September 30, 1997.
4.4	Common Stock Purchase Warrant dated April 1, 1998 issued to Northwest Airlines, Inc. Incorporated by reference to Exhibit 4A to the Company’s 10-Q for the quarter ended June 30, 1998.
4.5	Common Stock Purchase Warrant dated June 2, 1998 issued to Northwest Airlines, Inc. Incorporated by reference to Exhibit 4B to the Company’s 10-Q for the quarter ended June 30, 1998.
10.1	1994 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed June 14, 2005.
10.2	1996 Directors’ Option Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed June 14, 2005.
10.3	2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed June 14, 2005.
10.4	Mesaba Aviation, Inc. 2003 Incentive Award Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed June 14, 2005.
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

10.10	Stock Purchase Agreement between the Company and Carl R. Pohlad dated as of October 18, 1993. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed June 14, 2005.
10.11

Term Sheet Proposal for the Acquisition of Saab 340 Aircraft by Mesaba Aviation, Inc. dated March 7, 1996 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10U to the Company’s Form 10-K/A for the year ended March 31, 1996.

Exhibit Number	Document Description

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

10.25

Amendment to Airline Services Agreement by and among MAIR Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc., dated April 15, 2005 (certain portions of this document have been deleted pursuant to an application for confidential treatment under rule 24b-2). Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed June 14, 2005.

10.26

Amendment to Regional Jet Services Agreement by and among MAIR Holdings, Inc., Mesaba Aviation, Inc. and Northwest Airlines, Inc., dated April 15, 2005 (certain portions of this document have been deleted pursuant to an application for confidential treatment under rule 24b-2). Incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed June 14, 2005.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit Number	Document Description

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

MAIR Holdings, Inc.

Dated: August 9, 2005	By:	/s/ Robert E. Weil
Robert E. Weil
Vice President, Chief Financial Officer and Treasurer (principal financial officer and an authorized signatory)