Form 10-Q
period 2005-09-30
MAIR HOLDINGS INC
filed 2005-11-15
CIK 835768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2005

Common Stock, par value $.01 per share

20,591,840

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q of MAIR Holdings, Inc. (“Holdings” or the “Company”) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking and are based upon information currently available to the Company.  The Company, through its officers, directors or employees, may also from time to time make oral forward-looking statements.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that a variety of material risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.  Many important factors that could cause such a difference are described under the caption “Certain Risk Factors Relating to the Company and the Airline Industry” in Item 2 of this Quarterly Report on Form 10-Q.

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

Part I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAIR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	September 30	March 31
	2005	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$61,482	$57,968
Short-term investments	59,343	69,669
Restricted cash and cash equivalents	7,100	—
Accounts receivable, net of reserves of $32,619 and $601	31,136	31,176
Inventories, net	12,209	11,034
Prepaid expenses and deposits	5,707	5,808
Deferred income taxes and other	22,940	11,892
Total current assets	199,917	187,547

PROPERTY AND EQUIPMENT:
Flight equipment	96,643	93,645
Other property and equipment	42,467	40,248
Less: Accumulated depreciation and amortization	(101,371)	(95,472)
Net property and equipment	37,739	38,421

NONCURRENT ASSETS:
Long-term investments	22,619	43,240
Goodwill	—	2,503
Other intangible assets, net	2,615	2,819
Other assets, net	2,517	6,424
	$265,407	$280,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	September 30	March 31
	2005	2005

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$32,765	$19,151
Accrued liabilities:
Payroll	17,070	19,563
Maintenance	20,353	20,281
Deferred income	3,656	3,085
Other current liabilities	19,508	20,126
Total current liabilities	93,352	82,206

OTHER NONCURRENT LIABILITIES	4,880	6,069

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, no specified par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 20,591,840 and 20,574,340 shares issued and outstanding	206	206
Paid-in capital	69,538	70,856
Accumulated other comprehensive loss	(138)	(254)
Retained earnings	97,569	121,871
Total shareholders’ equity	167,175	192,679
	$265,407	$280,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAIR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
		2004		2004
		(As restated-		(As restated-
	2005	see Note 14)	2005	see Note 14)
OPERATING REVENUES:
Passenger	$103,872	$103,789	$207,655	$201,103
Freight and other	11,034	10,377	21,934	19,108
Total operating revenues	114,906	114,166	229,589	220,211

OPERATING EXPENSES:
Wages and benefits	39,070	36,537	78,458	71,837
Aircraft fuel	1,254	640	2,212	1,190
Aircraft maintenance	22,836	21,315	45,607	41,741
Aircraft rents	25,965	25,796	51,630	50,902
Landing fees	2,584	2,643	5,204	5,319
Insurance and taxes	1,921	2,331	3,814	4,404
Depreciation and amortization	3,507	3,355	7,309	7,108
Administrative and other	21,486	14,047	39,990	27,684
Impairment and other charges (Note 6)	36,509	—	36,509	—
Total operating expenses	155,132	106,664	270,733	210,185
Operating (loss) income	(40,226)	7,502	(41,144)	10,026

NONOPERATING INCOME (EXPENSE):
Interest income and other	1,103	548	2,115	933
Interest expense	(16)	(16)	(32)	(34)
Arbitration settlement	—	—	1,800	—
Nonoperating income, net	1,087	532	3,883	899
Income (loss) before provision (benefit) for income taxes	(39,139)	8,034	(37,261)	10,925

(BENEFIT) PROVISION FOR INCOME TAXES	(13,635)	3,297	(12,959)	3,325
NET (LOSS) INCOME	$(25,504)	$4,737	$(24,302)	$7,600

NET (LOSS) INCOME PER SHARE:
(Loss) earnings per common share - basic	$(1.24)	$0.23	$(1.18)	$0.37
(Loss) earnings per common share - diluted	$(1.24)	$0.23	$(1.18)	$0.36

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,577	20,471	20,576	20,462
Diluted	20,577	20,947	20,576	20,960

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAIR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	September 30
		2004
		(As restated-
	2005	see Note 14)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(24,302)	$7,600
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,309	7,108
Amortization of investments	855	1,030
Amortization of deferred credits	(710)	(838)
Stock-based compensation	(1,444)	(719)
Provision for loss associated with Northwest bankruptcy filing	31,900	—
Impairment of goodwill	2,503	—
Cancellation of Northwest warrants	2,106	—
Changes in current operating items:
Accounts receivable	(31,860)	2,525
Inventories	(1,175)	(1,695)
Prepaid expenses and deposits	101	(1,409)
Accounts payable and other	(13,526)	(1,638)
Net cash (used in) provided by operating activities	(28,243)	11,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(30,603)	(38,049)
Sales of investments	60,921	30,721
Increase in restricted cash and cash equivalents	7,100	—
Purchases of property and equipment	(5,708)	(5,111)
Net cash provided by (used in) investing activities	31,710	(12,439)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of other non current liabilities	(67)	(67)
Proceeds from issuance of common stock	114	647
Net cash provided by financing activities	47	580

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,514	105

CASH AND CASH EQUIVALENTS:
Beginning of period	57,968	52,661
End of period	$61,482	$52,766

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid (refund received) during period for:
Interest	$33	$38
Income taxes	$(1,203)	$3,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAIR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished in the condensed consolidated financial statements includes normal recurring adjustments, unless otherwise noted, and reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of such condensed consolidated financial statements.  The Company’s business is seasonal and, accordingly, interim results are not indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2005, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 14, 2005.

1.     Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mesaba Aviation, Inc. (“Mesaba”) and Big Sky Transportation Co. (“Big Sky”).  All significant intercompany transactions and balances have been eliminated in consolidation.

As discussed in Note 3, Mesaba filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Minnesota (the “Bankruptcy Court”) on October 13, 2005.  Mesaba is operating its business as a “debtor-in-possession” pursuant to the Bankruptcy Code.

The accompanying condensed consolidated financial statements include those of Holdings and its subsidiaries, including Mesaba.  Mesaba’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of post-petition liabilities in the ordinary course of business.  Mesaba is early in its Chapter 11 bankruptcy case and is in the process of formulating its reorganization plan; however, various material risks and uncertainties could affect the outlook for Mesaba’s operations.

Subsequent to the bankruptcy filing date, the provisions in Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) apply to Mesaba’s financial statements while Mesaba operates under the provisions of Chapter 11.  SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. The accompanying condensed consolidated financial statements do not reflect the Chapter 11 filing.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as well as the reported amounts of revenues and expenses.  The most significant use of estimates relates to the fiscal 2006 second quarter estimated bad debt reserve due to the September 2005 Northwest bankruptcy filing, accrued maintenance expenses, aircraft property and equipment lives, inventory obsolescence reserves, valuation of goodwill and other intangible assets and accounting for income taxes.  Ultimate results could differ from those estimates.

Reclassifications

Certain amounts within shareholders’ equity previously reported in the accompanying condensed consolidated balance sheet as of March 31, 2005 have been reclassified to conform to the fiscal 2006 presentation.  The reclassifications had no effect on previously reported total shareholders’ equity.

2.     Business

Mesaba

Mesaba operates as a regional air carrier providing scheduled passenger service as “Mesaba Airlines/Northwest Airlink” and “Mesaba Airlines/Northwest Jet Airlink” under a ten-year omnibus airline services agreement (“ASA”) with Northwest Airlines, Inc. (“Northwest”) dated August 29, 2005.  (See Note 3 regarding Northwest filing for Chapter 11 bankruptcy protection on September 14, 2005.)  Prior to the ASA, Mesaba provided regional airline services to Northwest pursuant to two separate agreements, an Airline Services Agreement (the “Airlink Agreement”) that governed Mesaba’s operation of Saab 340 jet-prop aircraft (“Saabs”), and a Regional Jet Services Agreement (the “Jet Agreement”) that governed Mesaba’s operation of Avro RJ85 regional jets (“Avros”).  The ASA is an omnibus agreement that incorporates the existing payment terms for the Saabs and Avros contained in the Airlink Agreement and the Jet Agreement, and adds new payment terms for the Canadair regional jets (“CRJs”) that Mesaba began operating in October 2005.  As of September 30, 2005, Mesaba served 110 cities in the United States and Canada from Northwest’s hub airports located in Minneapolis/St. Paul, Detroit and Memphis.

Northwest purchases Mesaba’s entire capacity and pays Mesaba in arrears on the 11th and 26th of each month for regional airline services that Mesaba provides to Northwest utilizing the Saabs and Avros.  Beginning in October 2005, Northwest is required to pay Mesaba, on a regular bi-monthly basis, on the 1st and 16th of each month for regional airline services that Mesaba provides to Northwest utilizing the CRJs.  The CRJ payment to be made on the 1st of each month will represent a prepayment based on an estimate of regional airline services to be provided by Mesaba for the first 15 days of the month.  The CRJ payment made on the 16th of the month consists of a prepayment based on an estimate of regional airline services to be provided by Mesaba for the 16th through the end of the month, as well as a true-up amount paid for actual services provided by Mesaba in the prior month.

For flights utilizing the Saabs, Mesaba recognizes revenue for each completed “available seat mile,” or “ASM” (the number of seats in an aircraft multiplied by the number of miles those seats are flown) and purchases fuel, ground handling and other services from Northwest.  Mesaba paid Northwest $3.6 million and $6.8 million for these services for the three months ended September 30, 2005 and 2004, respectively.  Mesaba paid Northwest $6.9 million and $13.0 million for these services for the six months ended September 30, 2005 and 2004, respectively.

For flights utilizing the Avros, Mesaba recognizes revenue for each “block hour” flown (the elapsed time between aircraft departing and arriving at a gate).  Northwest provides fuel and airport and passenger related services at Northwest’s expense for the Avros.

For flights utilizing the CRJs, which began revenue service in October 2005, Mesaba recognizes revenue through monthly expense reimbursement payments for actual expenses incurred relating to aircraft rent, maintenance, landing fees and fuel (which is set at a fixed price of $0.70 per gallon for the CRJs); semi-monthly payments for each block hour and cycle operated; a monthly fixed cost payment based on the size of the CRJ fleet (intended to cover Mesaba’s costs that are not reimbursed through the monthly reimbursement payments, which consist mainly of labor costs, ground handling costs, landing fees, overhead and depreciation) and margin payments based on the revenues described above calculated to achieve a target operating margin.  The target operating margin through April 2007 is set at a fixed amount, after which time the target operating margin will be based on the average operating margin of the publicly traded United States domestic regional airlines operating primarily regional jet aircraft, excluding Pinnacle Airlines and any regional carrier under bankruptcy protection, subject to a margin cap and floor.  The ASA provides that by December 31, 2005, Mesaba and Northwest are to agree upon revisions to change the payment methodology for the Saabs and Avros to the same methodology as set forth above for the CRJs, with the understanding that the change in payment methodology is not intended to change the financial outcome for either party with respect to the Saabs and Avros.

The ASA contains standard termination provisions that allow both Mesaba and Northwest to terminate the ASA in the event the other party breaches the agreement, subject to the other party’s right to cure the breach within a prescribed time period.  Additionally, Northwest may terminate the ASA in the event of certain lease and other performance defaults; failure by Mesaba to maintain required insurance coverage; failure by Mesaba to allow inspections pursuant to the ASA; change in control events; revocation or failure to obtain Department of Transportation (the “DOT”) certification; if Mesaba or its affiliates operate an aircraft type that causes Northwest to be in violation of its collective bargaining agreement with its pilots; failure to elect a chief executive officer/president of Holdings or Mesaba reasonably acceptable to Northwest; if a specified percentage of the aircraft subject to the agreement are not operated for a specified period of time, other than as a result of the Federal Aviation Administration (the “FAA”) grounding all aircraft for all carriers; if there is a strike, cessation or interruption of work involving Mesaba pilots, flight attendants or mechanics providing service; or if Holdings breaches its agreement entered into with Northwest concurrently with the ASA.

Under the ASA, all scheduled flights that Mesaba operates are designated as Northwest flights using Northwest’s designator code in all computer reservation systems, including the Official Airline Guide, with an asterisk and a footnote indicating that Mesaba is the carrier providing the service.  In addition, flight schedules of Mesaba and Northwest are closely coordinated to facilitate interline connections, and Mesaba’s passenger gate facilities at the Minneapolis/St. Paul International Airport, Detroit Metropolitan Airport and Memphis International Airport are integrated with Northwest’s facilities in the main terminal buildings.  The Avros and the CRJs are painted in the colors of Northwest and the Saab aircraft are painted in a distinctive “Northwest Airlink” configuration, with a Northwest logo in addition to Mesaba’s name.

Mesaba, through the ASA, receives ticketing and certain check-in, baggage, freight and aircraft handling services from Northwest at certain airports.  In addition, Mesaba receives its computerized reservations services from Northwest.  Northwest also performs all marketing, scheduling, yield management and pricing services for Mesaba’s flights.

The ASA provides for incentive payments from Northwest to Mesaba based on achievement of certain operational or financial goals.  Such incentives totaled $0.8 million and $1.9 million for the three months ended September 30, 2005 and 2004, respectively. Incentives totaled $2.2 million and $3.1 million for the six months ended September 30, 2005 and 2004, respectively, and are included in passenger revenues in the accompanying condensed consolidated statements of operations.  Approximately $25.1 million, net of reserve, or 81.0%, and $25.9 million, or 83.0%, of the September 30, 2005 and March 31, 2005 accounts receivable balances in the accompanying condensed consolidated balance sheets were due from Northwest and were not collateralized.

Upon execution of the ASA and pursuant to a separate agreement between Holdings and Northwest, Holdings issued to Northwest an amended and restated warrant (the “Warrant”) to replace the warrants held by Northwest to reduce the number of shares of Holdings’ common stock issuable upon exercise from 4,151,922 shares exercisable at prices ranging from $7.25 to $21.25 per share to an aggregate of 4,112,500 shares exercisable at a price of $8.74 per share.  The Warrant expires ten years from the date of the ASA.  Sixty percent of the shares will become exercisable upon the delivery by Northwest of the 15th CRJ aircraft to Mesaba, and an additional 4% of the shares will become exercisable with each subsequent delivery of each of the next ten CRJ aircraft.  In the quarter ended September 30, 2005, the Company recorded a charge of $2.1 million to write-off the unamortized portion of the old warrants.  Holdings also entered into a registration rights agreement to cover the registration of the shares of stock currently held by Northwest and the shares of stock that could be issued to Northwest upon exercise of the Warrant.

In connection with the ASA, Mesaba incurred all of the start-up costs necessary to bring the CRJ fleet into service.  For the six months ended September 30, 2005, Mesaba incurred approximately $7.0 million in start-up costs related to adding the CRJ aircraft into its fleet, and Holdings incurred approximately $0.3 million in related start-up costs.

Finally, in connection with the ASA, and pursuant to its separate agreement with Northwest, Holdings made a capital contribution of approximately $31.7 million to Mesaba.

Big Sky

Big Sky operates as a regional air carrier based in Billings, Montana, primarily providing scheduled passenger, airfreight, express package and charter services.  As of September 30, 2005, Big Sky provided scheduled air service to 20 communities in Montana, Colorado, Idaho, Oregon, Washington and Wyoming.  Big Sky operates daily scheduled flights providing interline and online connecting services and local market services.  Big Sky also has code-sharing agreements with Alaska Airlines, Horizon Air, America West Airlines and Northwest, where its services are marketed jointly with those air carriers for connecting flights.

Big Sky participates in the Essential Air Service (“EAS”) program with the DOT.  The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service based on their passenger traffic.  The DOT pays EAS subsidies for each departure in a covered market.  For the three months ended September 30, 2005 and 2004, Big Sky recognized revenue from EAS subsidies of $2.0 million and $1.9 million, respectively.  For the six months ended September 30, 2005 and 2004, Big Sky recognized revenue from EAS subsidies of $4.0 million and $3.6 million, respectively.

Big Sky purchased fuel from Northwest for $0.5 million in the three month periods ended September 30, 2005 and 2004.  Big Sky purchased fuel from Northwest for $1.3 million and $0.9 million for the six months ended September 30, 2005 and 2004, respectively.

3.     Northwest and Mesaba Bankruptcy Filings

Northwest Bankruptcy Filing

On September 12, 2005, Northwest failed to make a payment of approximately $18.7 million due to Mesaba for services provided by Mesaba to Northwest from August 15 to August 31, 2005.  Subsequently, on September 14, 2005, Northwest filed in the Southern District of New York for bankruptcy protection under Chapter 11 of the Bankruptcy Code.  On September 26, 2005, Northwest made a payment of approximately $1.6 million to Mesaba, which payment was for services provided by Mesaba to Northwest from September 1 to September 15, 2005.  Because Northwest’s bankruptcy petition was filed on September 14, Northwest paid only that portion of the payment attributable to services provided by Mesaba post-petition.  Additionally, on October 11, 2005, Northwest paid Mesaba approximately $15.7 million for services provided by Mesaba from September 16 to September 30, 2005.  Northwest deducted approximately $3.3 million from the total amount due for amounts that Northwest asserts represent prepetition claims against Mesaba.  On October 26, 2005, Northwest paid Mesaba approximately $10.5 million for services provided by Mesaba from October 1 to October 15, 2005.  Northwest deducted approximately $6.1 million from the total amount due, the majority of which related to aircraft payments Mesaba did not make to Northwest following Mesaba’s own bankruptcy filing on October 13, 2005 (see below).

At the time of Northwest’s bankruptcy filing on September 14, 2005, Northwest owed Mesaba approximately $31.9 million under the ASA and related agreements, net of amounts that Mesaba owed to Northwest under these agreements (principally for aircraft fuel). Generally, all amounts that Northwest owed to its creditors at the time of its filing were stayed by the bankruptcy filing. Mesaba’s claims relating to such prepetition amounts are unsecured claims. At any time during Northwest’s bankruptcy proceedings, Northwest has the option to assume or reject the ASA and related agreements, pending approval of the bankruptcy court and a committee representing Northwest’s unsecured creditors. If Northwest assumes the ASA, prepetition amounts owed to Mesaba (currently $31.9 million, net of certain offsetting liabilities) would become an administrative claim and Mesaba could receive payment in full.  If Northwest rejects the ASA and related contracts, then pre-petition amounts owed to Mesaba would remain an unsecured claim, and Mesaba would likely receive only a small percentage of the amounts owed to it, and even then would only receive such amounts after the Northwest plan of reorganization is approved by the bankruptcy court.  Mesaba believes that, even if Northwest intends to assume the ASA, Northwest will attempt to renegotiate the ASA with Mesaba before Northwest will seek to assume the ASA.  This renegotiation could include a negotiation of the amount that Northwest will ultimately pay Mesaba in settlement of the net pre-petition amounts that Northwest owes to Mesaba.  However, the exact nature of Mesaba’s future relationship with Northwest may not be known until such time as Northwest adopts its bankruptcy reorganization plan.

After analyzing the collectibility of the prepetition receivables due to Mesaba from Northwest, the Company concluded that it was necessary to establish a reserve of $31.9 million for amounts that Mesaba may not ultimately collect from Northwest.  To arrive at its prepetition receivable, amounts owed by Northwest to Mesaba on September 14, 2005 were offset by amounts owed by Mesaba to Northwest on that date of $7.0 million.  In concluding that this offsetting of balances was appropriate, Mesaba followed the guidance provided in Financial Accounting Standards Board (“FASB”) Interpretation No. 39 “Offsetting of Amounts Related to Certain Contracts.”

Mesaba’s provision for the loss associated with Northwest’s bankruptcy is included in “Impairment and other charges” in the accompanying condensed consolidated statements of operations.  Although Mesaba recorded the above provision, Mesaba will continue to actively seek reimbursement through the bankruptcy process and any other means, including any future discussions Mesaba may have with Northwest regarding the ASA.

Since its bankruptcy filing, Northwest has also proposed and implemented various changes to Mesaba’s fleet.  Northwest removed nine of the Avros operated by Mesaba from Northwest’s schedule effective October 31, 2005.  Northwest also notified Mesaba that Northwest intends to terminate the Avro leases as of December 20, 2005 and that ten of the Saabs operated by Mesaba will be removed from Northwest’s schedule as of January 4, 2006.  Finally, Northwest advised Mesaba that Northwest may not deliver to Mesaba the remaining 13 CRJs due to Mesaba pursuant to the ASA.

Mesaba Bankruptcy Filing

Northwest’s missed payments to Mesaba and Northwest’s actions regarding its fleet and schedule changes adversely affected Mesaba.  Specifically, Mesaba determined that due to Northwest’s failure to make the September 12, 2005 payment, the deductions taken by Northwest against subsequent payments and the reduced revenues it would receive because of the fleet and schedule changes dictated by Northwest, Mesaba could not sustain its operations outside of court protection under Chapter 11 of the Bankruptcy Code.  As a result, on October 13, 2005 (the “Petition Date”), Mesaba filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code.  Mesaba continues to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as debtor-in-possession, Mesaba is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

All of Mesaba’s vendors are being paid for all goods furnished and services provided after the Petition Date in the ordinary course of business. However, under Section 362 of the Bankruptcy Code, actions to collect most of Mesaba’s prepetition liabilities are automatically stayed, except for liabilities relating to certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract. Under Section 1110 of the Bankruptcy Code, actions to collect such aircraft-related prepetition liabilities are automatically stayed for 60 days after the Petition Date (in Mesaba’s case, until December 12, 2005), except under two conditions: (a) the debtor may extend the 60-day period by agreement with the relevant financier and with court approval; or (b) the debtor may agree to perform all of the obligations under the applicable lease or financing and cure any defaults as required under the Bankruptcy Code. If neither of these conditions is met, the lessor or financier may demand the return of the aircraft and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such property.

Under Section 365 of the Bankruptcy Code, Mesaba may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions.  In general, if Mesaba rejects an executory contract or unexpired lease, it is treated as a prepetition breach of the lease or contract in question and, subject to certain exceptions, relieves Mesaba of performing any future obligations. However, such a rejection entitles the lessor or contract counterparty to a prepetition general unsecured claim for damages caused by such deemed breach and accordingly, the counterparty may file a claim against Mesaba for such damages. As a result, liabilities subject to compromise are likely to change in the future as a result of damage claims created by Mesaba’s rejection of various aircraft leases, executory contracts and unexpired leases. Generally, if Mesaba assumes an aircraft financing agreement, executory contract or unexpired lease, Mesaba is required to cure existing defaults under such contract or lease as a condition to such assumption.

Additionally, pursuant to Mesaba’s request for debtor-in possession financing, Holdings has provided a commitment letter and term sheet to Mesaba for such financing.  The total commitment amount under the commitment letter and term sheet is for $35 million of secured debtor-in-possession financing, of which $15 million would be available subject to usual and customary conditions to funding.  The incremental $20 million would be available upon the satisfaction of certain additional conditions, including Mesaba’s delivery of an acceptable five-year business plan by January 31, 2006.  The commitment letter, term sheet and the financing to be provided thereunder are subject to approval by the Bankruptcy Court.  The hearing to approve final debtor-in-possession financing is scheduled to be heard by the Bankruptcy Court on November 29, 2005.  The automatic stay in Mesaba’s bankruptcy case effectively allowed Mesaba to withhold payment on certain prepetition amounts owed by Mesaba to its creditors.  As a result, absent any additional adverse actions by Northwest with respect to its payments to Mesaba, Mesaba expects that it will have sufficient cash to fund its operations through the end of the calendar year, after which debtor-in-possession financing should be available either through Holdings or another provider.

To successfully emerge from Chapter 11, in addition to obtaining exit financing if needed, the Bankruptcy Court must confirm a plan of reorganization, the filing of which will depend on the timing and outcome of numerous ongoing matters in the Chapter 11 process and potentially including the outcome of Northwest’s Chapter 11 case. Mesaba intends to file a plan of reorganization as soon as it is able to do so, but there can be no assurance that the Bankruptcy Court will confirm a plan of reorganization or that any such plan will be implemented successfully.  The reorganization plan will determine the rights and claims of various creditors and security holders. At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on Mesaba’s business, nor can Mesaba make any predictions concerning how the various creditor claims and interests of security holders will be determined in the bankruptcy proceedings.

It is possible that the relationship between Mesaba and Northwest may be altered during the course of the Northwest and Mesaba bankruptcy proceedings; however, it is too early in that process to predict whether there will be any alterations, what such alterations might be, or what the impact might be to Mesaba’s operations.  The Company’s consolidated balance sheet at September 30, 2005 includes various items that could be impacted as a result of changes to Mesaba’s relationship with Northwest and its fleet composition, including inventory, aircraft and ground handling equipment, maintenance and other accruals. As of September 30, 2005 and through the filing date of this Quarterly Report on Form 10-Q, Mesaba has concluded that the above items did not require adjustment. However, as Mesaba’s and Northwest’s bankruptcy processes continue, Mesaba will further evaluate these and other items for any possible adjustments.

4.     Goodwill and Other Intangibles

The Company purchased Big Sky in December 2002.  The excess of the Big Sky purchase price over the fair market value of the net assets acquired was allocated to certain identifiable intangible assets, including Big Sky’s pilot labor contract and its air carrier certificate, and to goodwill.  Goodwill and the intangible assets are evaluated for impairment annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amounts.

Due to the continued rising costs of fuel and the resulting operating losses at Big Sky, the Company determined that an interim impairment test of goodwill and other intangible assets was necessary at September 30, 2005.  The goodwill impairment test consists of two steps, the first of which is to evaluate the recoverability of goodwill for potential impairment. The fair value of the intangible asset is compared to the book value reported on the financial statements.  If the fair value is greater than the book value, no adjustment needs to be made to the financial statements.  Fair value is determined using discounted expected future cash flows.  If the fair value is less than the book value, then goodwill is potentially impaired and step two is performed.  The second step is used to measure impairment of goodwill. The fair value of goodwill is calculated by allocating the fair value of a reporting unit to its tangible and intangible assets and liabilities. The excess of goodwill reported on the balance sheet over the fair value of goodwill is calculated and written off in the financial statements.

Based on the results of the interim test performed at September 30, 2005, the Company determined that goodwill was impaired and recorded an impairment charge of approximately $2.5 million.  The impairment charge was recorded in “Impairment and other charges” in the accompanying condensed consolidated statements of operations for the quarter ended September 30, 2005.  Based on its analysis, the Company determined that the air carrier certificate and pilot labor contract were not impaired, but will continue to monitor the intangible assets at Big Sky for potential impairment in the future.

Goodwill and other intangible assets and related accumulated amortization were as follows, in thousands:

	September 30, 2005			March 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Indefinite-lived assets:
Air carrier certificate	$925		$925	$925		$925
Goodwill	—		—	2,503		2,503
Amortizable intangible asset:
Pilot labor contract	2,840	(1,150)	1,690	2,840	(946)	1,894
	$3,765	$(1,150)	$2,615	$6,268	$(946)	$5,322

The amortizable intangible asset is being amortized over its estimated period of benefit of seven years on a straight-line basis.  Intangible asset amortization expense for the three and six months ended September 30, 2005 and 2004 was $0.1 million and $0.2 million, respectively.

5.     Investments

Investments consist principally of municipal securities and are classified as available-for-sale.  Fair value of investments is determined based on quoted market prices.  The Company classifies investments with an original maturity of more than 90 days that mature within one year as short-term and greater than one year as long-term.

As of September 30, 2005 and March 31, 2005, cash, cash equivalents, short-term and long-term investments totaled $143.4 million and $170.9 million, respectively.

Amortized cost, gross unrealized gains and losses and fair value of short and long-term investments classified as debt securities available-for-sale were as follows, in thousands:

	September 30, 2005	March 31, 2005
Amortized cost	$82,171	$113,346
Gross unrealized gains	4	3
Gross unrealized losses	(213)	(440)
Fair value	$81,962	$112,909

For the three and six months ended September 30, 2005 and 2004, gross realized gains and losses were insignificant as the Company generally holds the fully amortized bonds to maturity.

6.     Impairment and Other Charges

Impairment and other charges for the three and six months ended September 30, 2005 were as follows, in thousands:

		Refer to Note
Cancellation of Northwest warrants	$2,106	2
Provision for loss associated with Northwest bankruptcy filing	31,900	3
Impairment of Big Sky goodwill	2,503	4
Total impairment and other charges	$36,509

7.     Nonoperating Income

In the first quarter of fiscal 2006, the Company recognized $1.8 million as nonoperating income as a result of a favorable arbitration settlement with a former investment advisor.

8.     Income Taxes

During the first quarter of fiscal 2005, the Company received verification of a final settlement with the Internal Revenue Service (“IRS”) concerning the IRS’ examination of the Company’s fiscal 1995 and 1996 income tax returns.  As a result of this settlement, the Company reduced its income tax payable and tax provision by $1.2 million in the first quarter of fiscal 2005.

In connection with the $31.9 million provision for loss associated with the Northwest bankruptcy filing, the Company recorded a deferred tax benefit of $11.3 million, which represents the future federal and state income tax deductions provided to the Company from this loss.  Management is currently evaluating the extent to which this deduction could impact its fiscal 2006 taxable loss.

As of September 30, 2005, the Company has not recorded a valuation allowance on this deferred tax benefit or on any of the Company’s other deferred tax assets as the Company believes that it is more likely than not that all of the deferred tax assets will be realized.  The Company made this assessment based on the weight of the available evidence, which consisted principally of the following three sources of future taxable income: (1) taxable income in prior carryback years (estimated to aggregate approximately $18 million in fiscal 2005 and 2004), (2) tax-planning strategies (including switching the Company’s investment portfolio from tax-exempt municipal securities to taxable investments), and (3) estimated future taxable income exclusive of reversing temporary differences and carryforwards.  Ultimate realization of approximately $16.5 million of deferred tax assets is based upon tax-planning strategies and estimated future taxable income.  The Company will be required to update its estimates of future taxable income based upon additional information management obtains as Mesaba completes its bankruptcy reorganization plan.  As a result, realization of the Company’s deferred tax assets will be dependent upon the Company’s ability to generate sufficient future taxable income within the 20 year carryforward period, and those estimates could change materially in future periods as all available evidence, both positive and negative, is assessed.

9.     Stock Options

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

The following information summarizes the pro forma effects assuming compensation for such awards had been recorded based upon the estimated fair value for the periods ended September 30, in thousands, except per share information:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net (loss) income as reported	$(25,504)	$4,737	$(24,302)	$7,600
Add: Stock-based employee compensation expense (reduction) included in reported net (loss) income, net of related tax effects	(956)	12	(942)	(421)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(118)	(290)	(328)	(678)
Pro forma net (loss) income	$(26,578)	$4,459	$(25,572)	$6,501

(Loss) earnings per common share – basic:
As reported	$(1.24)	$0.23	$(1.18)	$0.37
Pro forma	$(1.29)	$0.22	$(1.24)	$0.32
(Loss) earnings per common share – diluted:
As reported	$(1.24)	$0.23	$(1.18)	$0.36
Pro forma	$(1.29)	$0.21	$(1.24)	$0.31

In December 2002, the Company repriced stock options to purchase 745,000 shares of the Company’s common stock with exercise prices ranging from $9.05 to $18.00 to an exercise price of $5.97, which represented the fair market value of the Company’s stock on the date of the repricing.  As of September 30, 2005, 514,782 repriced options were outstanding.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” the Company adopted variable plan accounting for these options from the date of the repricing.  For the three months ended September 30, 2005 the Company recorded a reduction to compensation expense of $1.4 million.  The Company recorded no compensation expense for the three months ended September 30, 2004.  For the six months ended September 30, 2005 and 2004, the Company recorded a reduction in compensation expense of $1.4 million and $0.7 million.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which requires all public companies accounting for share-based payment transactions to account for these types of transactions using a fair-value-based method.  SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25.  SFAS 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the statement of cash flows rather than as operating activities as is currently permitted.  SFAS No. 123(R) becomes effective as of the beginning of the first fiscal year beginning after June 15, 2005.

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

10.   Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued.  Stock options and warrants with an exercise price exceeding the fair market value of the Company’s common stock are considered antidilutive and are excluded from the calculation.  Incremental shares related to dilutive securities have an anti-dilutive impact on earnings per share when a net loss is reported and therefore are not included in the calculation.

The following table reconciles the number of shares utilized in the condensed consolidated earnings (loss) per share calculations for the periods ended September 30, in thousands:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net (loss) income	$(25,504)	$4,737	$(24,302)	$7,600
For earnings (loss) per common share - basic:
Weighted average number of issued shares outstanding	20,577	20,471	20,576	20,462
Effect of dilutive securities:
Computed shares outstanding under the Company’s stock option plan utilizing the treasury stock method	—	358	—	370
Computed shares outstanding under warrants issued utilizing the treasury stock method	—	118	—	128
For earnings (loss) per common share - diluted:
Weighted average common shares and potentially dilutive common shares	20,577	20,947	20,576	20,960

Antidilutive options and warrants	4,333	3,505	220	3,505

11.   Consolidated Comprehensive Income

The following table presents the calculation of comprehensive income.  The components of comprehensive income for the periods ended September 30 are as follows, in thousands:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net income (loss)	$(25,504)	$4,737	$(24,302)	$7,600
Unrealized gains (losses) on investments classified as available for sale, net of tax	27	58	116	(109)
Comprehensive income (loss)	$(25,477)	$4,795	$(24,186)	$7,491

12.   Segment Information

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

			Holdings and
	Mesaba	Big Sky	Eliminations	Consolidated
Three Months Ended September 30, 2005:
Operating revenues	$109,744	$5,162	$—	$114,906
Operating expenses	148,025	8,757	(1,650)	155,132
Depreciation and amortization	3,276	226	5	3,507
Interest expense	—	88	(72)	16
Income (loss) before income taxes	(38,043)	(3,608)	2,512	(39,139)
Capital expenditures	2,629	107	8	2,744
At end of period:
Current assets	90,504	3,587	105,826	199,917
Total assets	137,254	9,165	118,988	265,407
Current liabilites	85,354	9,234	(1,236)	93,352
Total stockholders’ equity	47,905	(954)	120,224	167,175
Three Months Ended September 30, 2004:
Operating revenues	110,214	3,952	—	114,166
Operating expenses	101,673	4,701	290	106,664
Depreciation and amortization	3,152	199	4	3,355
Interest expense	—	68	(52)	16
Income (loss) before income taxes	8,649	(824)	209	8,034
Capital expenditures	2,105	31	4	2,140
At end of period:
Current assets	75,123	2,896	100,905	178,924
Total assets	122,424	9,931	140,270	272,625
Current liabilites	71,049	5,995	(2,402)	74,642
Total stockholders’ equity	45,307	3,313	143,935	192,555
Six Months Ended September 30, 2005:
Operating revenues	219,887	9,702	—	229,589
Operating expenses	258,298	14,115	(1,680)	270,733
Depreciation and amortization	6,854	446	9	7,309
Interest expense	—	153	(121)	32
Income (loss) before income taxes	(37,969)	(4,488)	5,196	(37,261)
Capital expenditures	5,300	388	20	5,708
Six Months Ended September 30, 2004:
Operating revenues	212,650	7,561	—	220,211
Operating expenses	201,397	4,273	4,515	210,185
Depreciation and amortization	6,694	406	8	7,108
Interest expense	—	145	(111)	34
Income (loss) before income taxes	11,295	(1,913)	1,543	10,925
Capital expenditures	5,042	64	5	5,111

13.   Commitments and Contingencies

Saab Leasing Litigation

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

On May 19, 2005, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court’s declaratory judgment ruling.  Despite the Eighth Circuit’s ruling, Mesaba believes, based on advice from its legal counsel, that it has defenses in the damages case that will limit Saab Leasing’s ability to recover damages.  Nevertheless, there can be no assurance that the District Court in the damages case will agree with Mesaba’s analysis.  Therefore, the ultimate outcome of this dispute cannot be predicted with certainty.  On September 9, 2005, the District Court heard oral arguments on Saab Leasing’s and Mesaba’s cross-motions for summary judgment.  The District Court has not yet ruled on these motions.

On October 14, 2005, Mesaba notified the District Court that Mesaba applied for debtor protection under Chapter 11 of the Bankruptcy Code and that such application operates to automatically stay the continuation of the Saab Leasing matter.  On October 27, 2005, Saab Leasing filed with the Bankruptcy Court a motion for relief from the automatic stay.  If Saab Leasing’s motion is granted by the Bankruptcy Court, the District Court will be allowed to proceed and rule on the cross motions for summary judgment.  The hearing on Saab Leasing’s motion for relief from the automatic stay is scheduled for November 14, 2005.  In any event, the amount of any damages award to Saab Leasing would be deemed an unsecured prepetition claim against Mesaba.  As of September 30, 2005, the Company did not establish an accrual with regard to this litigation.

Other Litigation Matters

Mesaba is also a defendant in various lawsuits arising in the ordinary course of business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, it is the opinion of the Company’s management based on current information and legal advice that the ultimate disposition of these suits will not have a material adverse effect on the financial statements as a whole.

Guaranty

Mesaba currently leases a facility at the Cincinnati/Covington airport.  In October 2005, Mesaba indicated that it intends to close this facility due to the reduced number of Avros that will require maintenance in the future.  Accordingly, Mesaba filed a motion with the Bankruptcy Court to reject the lease associated with this facility.  The motion will be heard on November 28, 2005.  As previously disclosed in the Company’s public filings, Holdings has unconditionally guaranteed full and prompt payment of the ground lease and the bonds associated with the initial financing of the facility.  In accordance with this guaranty, Holdings made the required bond and ground lease payments due in November 2005.  If Holdings is unable to find an alternate sublessee for the facility or successfully negotiate a satisfactory resolution for the repayment of the bonds, Holdings could be required to pay the full amount of the bonds outstanding, which is currently approximately $13.0 million, as well as continue to make the monthly payments under the ground lease through September 2029.  The ground lease payment is currently approximately $0.1 million per year.  As of September 30, 2005, the Company had not established an accrual related to this guaranty.

14.  Restatements

Accounting for Aircraft Leases

Subsequent to the issuance of its consolidated financial statements for the year ended March 31, 2004, the Company determined that it had incorrectly accounted for certain aircraft leases that contained reduced rent obligations over a portion of the lease term.  This resulted in an understatement of other assets, net, other noncurrent liabilities and aircraft rents and an overstatement of retained earnings, shareholders’ equity and net income in prior periods.  Although the Company does not believe that this error resulted in a material misstatement of the Company’s consolidated financial statements for any prior periods, the effects of correcting the error as of December 31, 2004, would have had a material effect on the Company’s results of operations for that period.  As a result, the condensed consolidated financial statements for the periods ended September 30, 2004 have been restated from the amounts previously reported.

A summary of the significant effects of this restatement on the Company’s interim condensed consolidated financial statements for the three and six months ended September 30, 2004 is as follows, in thousands, except per share information:

	Three Months Ended			Six Months Ended
	September 30, 2004			September 30, 2004
	As Previously	As		As Previously	As
	Reported	Restated		Reported	Restated
Consolidated balance sheets:
Other assets, net	$7,052	$7,558		$7,052	$7,558
Total assets	272,625	273,131		272,625	273,131
Other noncurrent liabilities	5,428	6,690		5,428	6,690
Retained earnings	122,872	122,116		122,872	122,116
Total shareholders’ equity	192,555	191,799		192,555	191,799
Consolidated Statements of operations:
Aircraft rents	25,722	25,796		50,754	50,902
Total operating expenses	110,537	106,664	*	217,638	210,185	*
Operating income	7,576	7,502		10,174	10,026
Income before provision for income taxes	8,108	8,034		11,073	10,925
Net income	4,781	4,737		7,688	7,600
Earnings per common share - basic	0.23	0.23		0.38	0.37
Earnings per common share - diluted	0.23	0.23		0.37	0.36

*Includes effect of restatement for accounting for certain pass-through costs discussed below.

Accounting for Pass-Through Costs

Subsequent to the issuance of its consolidated financial statements for the year ended March 31, 2005 and the quarter ended June 30, 2005, the Company’s management determined that two categories of pass-through costs under the ASA with Northwest were not presented in accordance with Emerging Issues Task Force (“EITF”)  No. 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent” and EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.”  First, the Company determined that certain landing fees reimbursed by Northwest had not been recognized in the Company’s consolidated statements of operations but should have been recorded as both operating revenue and operating expense in prior periods.  Second, the Company determined that aircraft fuel purchased from Northwest for the Saabs should have been shown as a reduction of revenue rather than as an operating expense in prior periods.  As a result of these misstatements, passenger revenues, aircraft fuel expense, and landing fees expense have been restated from amounts previously reported. The restatement had no effect on previously reported operating income, income before income taxes, net income, earnings per share, net cash flows or the Company’s financial condition.

The Company intends to include restated condensed consolidated financial statements for the fiscal 2005 interim periods in its Quarterly Reports on Form 10-Q filed prospectively, and to include restated consolidated financial statements for fiscal 2005 and 2004 in its Annual Report on Form 10-K for the year ending March 31, 2006 filed prospectively.

A summary of the significant effects of this restatement on the Company’s interim condensed consolidated financial statements for the three months ended June 30, 2005 is as follows, in thousands:

	Three Months Ended
	June 30, 2005
	As Previously	As
	Reported	Restated
Consolidated statements of operations:
Passenger revenues	107,539	103,783
Total operating revenues	118,439	114,683
Aircraft fuel	5,658	958
Landing fees	1,676	2,620
Total operating expenses	119,357	115,601

A summary of the significant effects of this restatement on the Company’s interim condensed consolidated financial statements for fiscal 2005 is as follows, in thousands:

	Three Months Ended		Three Months Ended		Six Months Ended		Three Months Ended		Nine Months Ended
	June 30, 2004		September 30, 2004		September 30, 2004		December 31, 2004		December 31, 2004
	As Previously	As	As Previously	As	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Consolidated statements of operations:
Passenger revenues	$100,968	$97,314	$107,736	$103,789	$208,704	$201,103	$104,267	$100,290	$312,971	$301,393
Total operating revenues	109,699	106,045	118,113	114,166	227,812	220,211	115,512	111,535	343,324	331,746
Aircraft fuel	5,111	550	5,420	640	10,531	1,190	5,474	680	16,005	1,870
Landing fees	1,769	2,676	1,810	2,643	3,579	5,319	1,541	2,358	5,120	7,677
Total operating expenses	107,175	103,521	110,611	106,664	217,786	210,185	113,666	109,689	331,452	319,874

A summary of the significant effects of this restatement on the Company’s consolidated financial statements for fiscal 2005 and 2004 is as follows, in thousands:

	Year Ended		Year Ended
	March 31, 2005		March 31, 2004
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Consolidated statements of operations:
Passenger revenues	$413,855	$400,398	$417,300	$401,010
Total operating revenues	456,067	442,610	449,079	432,789
Aircraft fuel	19,377	2,471	22,399	2,282
Landing fees	6,759	10,208	7,108	10,935
Total operating expenses	447,428	433,971	445,053	428,763

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to give effect to the restatements discussed in Note 14 to the condensed consolidated financial statements included in Item 1, and should be read in conjunction with the accompanying condensed consolidated financial statements.  The Company’s operations and financial results are subject to various risks and uncertainties associated with the airline industry.  See “Certain Risk Factors Relating to the Company and the Airline Industry” at the end of this Item 2.

Overview

The Company’s total operating revenues for the quarter ended September 30, 2005 were $114.9 million, which represented a 0.6% increase over the quarter ended September 30, 2004.  The Company’s operating expenses for the quarter ended September 30, 2005 totaled $155.1 million, representing a 45.4% increase from the quarter ended September 30, 2004.  As a result, the Company recorded a net loss of $25.5 million for the quarter ended September 30, 2005.  The increase in expenses was primarily attributable to Mesaba’s charge of $31.9 million to establish a reserve on the unsecured prepetition receivables due from Northwest (net of certain offsetting liabilities) as a result of the September 14, 2005 bankruptcy filing of Northwest, as well as a $2.1 million charge to write off the unamortized portion of warrants held by Northwest that expired in August 2005 upon signing of a the ASA with Northwest and a $2.5 million goodwill impairment charge associated with Big Sky.

Outlook

As stated in the Notes to Condensed Consolidated Financial Statements, the Company’s financial results were, and will continue to be, directly impacted by the bankruptcy filings of Northwest and Mesaba.  Northwest’s missed payments to Mesaba prior to and following Northwest’s bankruptcy filing have resulted in Mesaba holding a net unsecured prepetition claim against Northwest for approximately $31.9 million as of September 30, 2005.  In addition to these missed payments, Northwest has also made certain fleet changes that have directly affected Mesaba.  Northwest removed nine Avros operated by Mesaba from Northwest’s flight schedule as of October 31, 2005.  Northwest has also indicated that it may terminate the leases on all of the remaining Avros on December 20, 2005, as well as remove ten of Mesaba’s Saabs from Northwest’s flight schedule in January 2006.  These fleet changes have resulted in significant uncertainty regarding Mesaba’s future revenue from Northwest.  That uncertainty, along with Mesaba’s deteriorated liquidity as a result of Northwest’s missed payments and offsets, resulted in Mesaba filing for bankruptcy protection under Chapter 11 of the Bankruptcy Code on October 13, 2005.

Northwest’s removal of aircraft from Mesaba’s fleet has also forced Mesaba to adjust its costs to compensate for the loss in revenue.  Mesaba has begun to reduce its staffing levels to realign its cost structure, and Mesaba will continue to make adjustments to its workforce as it moves through its own bankruptcy proceeding.  Although certain of these reductions may be made through voluntary employee leaves, Mesaba expects that the majority of these reductions will be obtained through involuntary furloughs.

Mesaba expects its third quarter fiscal 2006 revenue and earnings to decline significantly due to the removal of the nine Avros from its fleet.  If Northwest elects to remove the remaining 26 Avros on December 20, 2005, the reduction in Mesaba’s revenue will be substantially greater.  Because of the difficulty of predicting the changes Northwest will ultimately make in its fleet plans, Mesaba is unable to estimate the exact effect of Northwest’s fleet changes on Mesaba’s revenue and earnings.

Northwest has indicated in various filings with the bankruptcy court that it is considering creating a new regional airline subsidiary to operate regional jet aircraft seating between 77 and 100 passengers. Further, Northwest’s filings have indicated that it expects to outsource the operations of all regional jet aircraft seating up to 76 passengers to regional airlines such as Mesaba. To the extent that Northwest adds additional regional aircraft configured up to 76 seats to its network, Mesaba intends to compete to operate such aircraft.  However, Mesaba also expects that its competitors, many with greater financial resources, will also seek to operate such aircraft.

Although Mesaba expects that, prior to any assumption of the ASA during Northwest’s bankruptcy proceedings, Northwest will seek to renegotiate terms of the ASA, management plans and expects to be able to successfully renegotiate the ASA and to continue its relationship as a regional airline partner with Northwest.  However, given the risks and uncertainties associated with Northwest’s bankruptcy proceedings, there can be no assurance that management’s current plans and expectations will be realized in the future.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 and 2004

The Company’s consolidated net loss for the quarter ended September 30, 2005 was $25.5 million, or $1.24 per basic and diluted share, compared with net income of $4.7 million, or $0.23 per diluted share, for the quarter ended September 30, 2004.  Comparative information on operations for the three months ended September 30 was as follows:

Mesaba

Mesaba’s operating statistics for the three months ended September 30 were as follows:

	2005	2004	Change
Passengers	1,500,221	1,480,917	1.3%
Available seat miles (000s)	760,568	799,503	(4.9)%
Revenue passenger miles (000s)	515,432	536,760	(4.0)%
Load factor	67.8%	67.1%	0.7	Pts
Block hours flown	73,595	74,828	(1.6)%
Departures	53,190	53,539	(0.7)%
Revenue per ASM	$0.144	$0.138	4.6%
Cost per ASM	$0.195	$0.127	53.2%
Cost per ASM (excluding impairment and other charges)	$0.150	$0.127	18.0%
Aircraft in service (average)	98	99	(1)

Mesaba Operating Revenues  Total operating revenues decreased 0.4% in the second quarter of fiscal 2006 to $109.7 million from $110.2 million in the prior year’s quarter.  The decrease is attributed to a $1.0 million decrease resulting from a 5.1% decrease in Avro block hours and a $0.5 million decrease in incentive revenue.  These decreases were offset by a $0.9 million increase resulting from a 3.1% increase in the Saab reimbursement rate quarter over quarter, partially offset by a $0.6 million decrease in incentive revenue, and $0.6 million in additional ground handling revenue in Detroit and Minneapolis/St. Paul.

Mesaba Operating Expenses  Total operating expenses increased 45.5% in the second quarter of fiscal 2006 to $148.0 million from $101.7 million in the prior year quarter.  The increase in expenses was primarily due to a charge of $31.9 million to establish a reserve on the unsecured prepetition receivables due from Northwest (net of certain offsetting liabilities) as a result of the September 2005 bankruptcy filing of Northwest.  The charge reflects prepetition amounts due from Northwest for services provided by Mesaba prior to the date Northwest filed its bankruptcy petition.  Additional increases in expenses were due to $4.6 million in start-up expenses associated with Mesaba adding the CRJ aircraft to its fleet.  Mesaba’s operating costs per ASM for the three months ended September 30 were as follows:

	2005		2004
Wages and benefits	5.0	¢	4.3	¢
Aircraft maintenance	2.9		2.6
Aircraft rents	3.4		3.2
Landing fees	0.3		0.3
Insurance and taxes	0.2		0.2
Depreciation and amortization	0.4		0.4
Administrative and other	2.8		1.7
Impairment and other charges	4.5		—
	19.5	¢	12.7	¢

Wages and benefits increased 10.4% to $38.3 million in the second quarter of fiscal 2006 from $34.7 million in the prior year quarter, primarily due to increased ground handling wages from additional ground handling activity and CRJ preparation which did not result in any additional ASMs, increased pilot wage rates and increased health and dental expense.

Aircraft maintenance, excluding wages and benefits, increased 6.8% to $22.0 million in the second quarter of fiscal 2006 from $20.6 million in the prior year quarter, partially due to a $1.7 million increase resulting from the periodic structural inspections of aircraft required by the FAA, maintenance costs and related costs and a $1.2 million increase in repairs to rotables.  The increase was offset by a $1.6 million reduction in repairs to landing gear.

Aircraft rents remained relatively constant quarter-over-quarter.

Landing fees remained relatively constant quarter-over quarter.  Although Northwest is responsible for the Avro landing fees for Mesaba’s operations, Mesaba pays several airports directly and Northwest reimburses Mesaba for such payments.  The reimbursement from Northwest for these Avro landing fees was $0.8 million for each of the three months ended September 30, 2005 and 2004, and is recorded as passenger revenue in the accompanying condensed consolidated statements of operations.

Insurance and taxes decreased 15.0% to $1.7 million in the second quarter of fiscal 2006 from $2.0 million in the prior year quarter due primarily to insurance rate reductions.

Depreciation and amortization remained relatively constant quarter-over-quarter.

Administrative and other expenses increased 57.1% to $20.9 million in the second quarter of fiscal 2006 from $13.3 million in the prior year quarter primarily due to increased consulting costs and training costs incurred for the CRJ certification, contingency planning for Northwest’s mechanics’ strike and bankruptcy planning, as well as higher ground handling costs.

Impairment charges of $34.0 million were recorded in second quarter of fiscal 2006 as a result of the $31.9 million charge to establish a reserve on the unsecured prepetition receivables due from Northwest (net of certain offsetting liabilities) and the $2.1 million write-off of the warrants related to the prior airline services agreements.

Mesaba incurred fuel expenditures of $4.8 million, or 0.6 cents per ASM, in the second quarter of fiscal 2006.  In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent,” these costs are classified as a reduction from revenue in the accompanying condensed consolidated statement of operations.  Aircraft fuel remained relatively constant quarter-over-quarter.  Mesaba’s actual cost of fuel for the Saab aircraft, including taxes and pumping fees, was 83.5 cents per gallon for both periods.  This price is fixed under the terms of the ASA, thereby insulating Mesaba from fluctuations in the market price of fuel.  Northwest is responsible for all fuel for Mesaba’s Avro operations.

Big Sky

Big Sky’s operating statistics for the three months ended September 30 were as follows:

	2005	2004	Change
Passengers	30,328	22,188	36.7%
Available seat miles (000s)	20,172	16,099	25.3%
Revenue passenger miles (000s)	8,714	5,602	55.6%
Load factor	43.2%	34.8%	8.4	pts
Block hours flown	5,331	4,438	20.1%
Departures	5,672	5,227	8.5%
Revenue per ASM	$0.256	$0.245	4.5%
Cost per ASM	$0.434	$0.292	48.6%
Cost per ASM (excluding impaiment and other charges)	$0.316	$0.292	8.2%
Aircraft in service (average)	10	11	(1)

Big Sky Operating Revenues  Total operating revenues increased 30.0% to $5.2 million in the second quarter of fiscal 2006 from $4.0 million in the prior year quarter due to a $1.1 million quarter over quarter increase in passenger revenue as a result of increased passengers and average passenger fares.  During the quarter, the passenger load factor increased 8.4 points and the average passenger fare increased $5.95.

Big Sky Operating Expenses  Total operating expenses increased 85.1% in the second quarter of fiscal 2006 to $8.7 million from $4.7 million in the prior year quarter as a result of the $2.5 million goodwill impairment, the cost associated with incremental flying and the impact of higher fuel prices.  The average system fuel price per gallon rose 44 cents, from $1.74 in the second quarter of fiscal 2005 to $2.18 in the second quarter of fiscal 2006.

Consolidated

Nonoperating Income (Expense)  Nonoperating income increased to $1.1 million in the second quarter of fiscal 2006 from $0.5 million in the prior year quarter due to interest income that increased as a result of additional funds invested at higher interest rates.

Provision for Income Taxes  The Company’s effective tax rate was 34.8% in the second quarter of fiscal 2006 as compared to 41.0% in the prior year quarter.  The Company adjusts its effective tax rate quarterly based on forecasted operating results in the fiscal year.  The rate is affected principally by the level of nondeductible expenses relative to projected taxable income.

In connection with the $31.9 million provision for loss associated with the Northwest bankruptcy filing, the Company recorded a deferred tax benefit of $11.3 million, which represents the future federal and state income tax deductions provided to the Company from this loss.  Management is currently evaluating the extent to which this deduction could impact its fiscal 2006 taxable loss.

As of September 30, 2005, the Company has not recorded a valuation allowance on this deferred tax benefit or on any of the Company’s other deferred tax assets as the Company believes that it is more likely than not that all of the deferred tax assets will be realized.  The Company made this assessment based on the weight of the available evidence, which consisted principally of the following: (1) taxable income in prior carryback years (estimated to aggregate approximately $18 million in fiscal 2005 and 2004), (2) tax-planning strategies (including switching the Company’s investment portfolio from tax-exempt municipal securities to taxable investments), and (3) estimated future taxable income exclusive of reversing temporary differences and carryforwards.  Ultimate realization of approximately $16.5 million of deferred tax assets is based upon tax-planning strategies and estimated future taxable income.  The Company will be required to update its estimates of future taxable income based upon additional information management obtains as Mesaba completes its bankruptcy reorganization plan.  As a result, realization of the Company’s deferred tax assets will be dependent upon the Company’s ability to generate sufficient future taxable income within the 20 year carryforward period, and those estimates could change materially in future periods as all available evidence, both positive and negative, is assessed.

Six Months Ended September 30, 2005 and 2004

The Company’s consolidated net loss for the six months ended September 30, 2005 was $24.3 million, or $1.18 per basic and diluted share, compared with net income of $7.6 million, or $0.36 per diluted share, for the six months ended September 30, 2004.  Comparative information on operations for the six months ended September 30 was as follows:

Mesaba

Mesaba’s operating statistics for the six months ended September 30 were as follows:

	2005	2004	Change
Passengers	3,001,266	2,877,255	4.3%
Available seat miles (000s)	1,526,586	1,514,217	0.8%
Revenue passenger miles (000s)	1,030,241	1,016,959	1.3%
Load factor	67.5%	67.2%	0.3	Pts
Block hours flown	145,329	143,691	1.1%
Departures	106,227	103,960	2.2%
Revenue per ASM	$0.144	$0.140	2.9%
Cost per ASM	$0.169	$0.132	28.2%
Cost per ASM (excluding impairment and other charges)	$0.147	$0.132	11.3%
Aircraft in service (average)	98	97	1

Mesaba Operating Revenues  Total operating revenues increased 3.4% in fiscal 2006 to $219.9 million from $212.7 million in the prior year period.  The increase is attributed to a $1.5 million increase resulting from a 1.7% increase in Avro flying due to the return to service of five Avros that had been grounded in the prior year, a $3.4 million increase due to a 0.3%

increase in additional Saab ASMs and a 3.1% increase in the Saab reimbursement rate year over year and a $2.4 million increase in additional ground handling revenue in Detroit and Minneapolis/St. Paul.

Mesaba Operating Expenses  Total operating expenses increased 28.3% in fiscal 2006 to $258.3 million from $201.4 million in the prior year period.  The increase in expenses was due to the additional Avro and Saab flying and start-up expenses associated with Mesaba adding the CRJ aircraft to its fleet, and the $31.9 million charge to establish a reserve on the unsecured prepetition receivables due from Northwest (net of certain offsetting liabilities) as a result of the September 2005 Northwest bankruptcy filing.  Mesaba’s operating costs per ASM for the six months ended September 30 were as follows:

	2005		2004
Wages and benefits	5.0	¢	4.5	¢
Aircraft maintenance	2.9		2.7
Aircraft rents	3.3		3.3
Landing fees	0.3		0.3
Insurance and taxes	0.2		0.2
Depreciation and amortization	0.5		0.4
Administrative and other	2.5		1.8
Impairment and other charges	2.2		—
	16.9	¢	13.2	¢

Wages and benefits increased 9.7% to $75.5 million in fiscal 2006 from $68.8 million in the prior year period, primarily due to increased ground handling wages from additional ground handling activity and CRJ preparation which did not result in any additional ASMs, increased wages due to additional flying and increased health and dental expense.  These increases were partially offset by favorable year-over-year costs associated with the 401(k) benefit plan due to increased costs in the prior year.

Aircraft maintenance, excluding wages and benefits, increased 9.2% to $44.1 million in fiscal 2006 from $40.4 million in the prior year period, partially due to a $1.8 million increase in repairs to rotables, a $0.8 million increase resulting from periodic structural inspections of aircraft required by the FAA and a $2.0 million increase in costs related to expendables, power plant, wheels and brakes.  The increase was offset by a $1.0 million reduction in repairs to landing gear.

Aircraft rents increased 1.5% to $50.6 million in fiscal 2006 from $49.9 million in the prior year period due to the return to service of five Avros that had been grounded in the prior year.  The Avros were out of service from January 2004 to May 2004.

Landing fees remained relatively constant year-over-year.  Although Northwest is responsible for the Avro landing fees for Mesaba’s operations, Mesaba pays several airports directly and Northwest reimburses Mesaba for such payments.  The reimbursement from Northwest for these Avro landing fees was $1.7 million for each of the six months ended September 30, 2005 and 2004, and is also recorded as passenger revenue in the accompanying condensed consolidated statements of operations.

Insurance and taxes decreased 13.2% to $3.3 million in fiscal 2006 from $3.8 million in the prior year period primarily to insurance rate reductions.

Depreciation and amortization remained relatively constant year-over-year.

Administrative and other expenses increased 45.3% to $38.8 million in fiscal 2006 from $26.7 million in the prior year period primarily due to increased consulting costs and training costs incurred for CRJ certification, for contingency planning for Northwest’s mechanics’ strike and bankruptcy planning, as well as higher ground handling costs.

Impairment charges of $34.0 million were recorded in fiscal 2006 as a result of the $31.9 million charge to establish a reserve for the unsecured prepetition receivables due from Northwest (net of certain offsetting liabilities) as a result of the September 2005 bankruptcy filing by Northwest and a $2.1 million write-off of the warrants related to the prior air services agreements.

Mesaba incurred fuel expenditures of $9.5 million, or 0.6 cents per ASM, in fiscal 2006.  In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent,” these costs are classified as a reduction from revenue in the accompanying condensed consolidated statement of operations.  Aircraft fuel remained relatively constant quarter-over-quarter.  Mesaba’s actual cost of fuel for the Saab aircraft, including taxes and pumping fees, was 83.5 cents per gallon for both periods. This price is fixed under the terms of the ASA, thereby insulating Mesaba from fluctuations in the market price of fuel.  Northwest is responsible for all fuel for Mesaba’s Avro operations.

Big Sky

Big Sky’s operating statistics for the six months ended September 30 were as follows:

	2005	2004	Change
Passengers	56,555	43,362	30.4%
Available seat miles (000s)	37,311	31,340	19.1%
Revenue passenger miles (000s)	16,214	11,093	46.2%
Load factor	43.5%	35.4%	8.1	pts
Block hours flown	9,932	8,608	15.4%
Departures	10,705	10,115	5.8%
Revenue per ASM	$0.260	$0.241	7.9%
Cost per ASM	$0.378	$0.299	26.4%
Cost per ASM (excluding impairment and other charges)	$0.314	$0.299	5.0%
Aircraft in service (average)	10	12	(2)

Big Sky Operating Revenues  Total operating revenues increased 27.6% to $9.7 million in fiscal 2006 from $7.6 million in the prior year period.  A 15.4% increase in block hours generated 19.4% more available seat miles and 46.2% more revenue passenger miles year over year.  Flight completion improved from 92.0% in 2004 to 97.0% in 2005, attributed to the new Beechcraft 1900D aircraft.  New service was added between Boise, Idaho and Bozeman, Montana, and a new EAS route was added connecting Sheridan, Wyoming and Denver, Colorado.

Big Sky Operating Expenses  Total operating expenses increased 51.6% in fiscal 2006 to $14.1 million from $9.3 million in the prior year period due to an increased level of flying generated by both new service and improved flight completion, the $2.5 million goodwill impairment and the cost associated with incremental flying.  The average fuel price year over year increased 44 cents to $2.12 per gallon in fiscal 2006 from $1.68 per gallon in fiscal 2005.

Consolidated

Nonoperating Income (Expense)  Nonoperating income increased to $3.9 million in fiscal 2006 from $0.9 million in the prior year due to a $1.8 million arbitration settlement with a prior investment advisor and interest income that increased as a result of additional funds invested at higher interest rates.

Provision for Income Taxes The Company’s effective tax rate was 34.8% in fiscal 2006 as compared to 30.4% in the prior year.  The Company adjusts its effective tax rate quarterly based on forecasted operating results in the fiscal year.  The rate is affected principally by the level of nondeductible expenses relative to projected taxable income.

In the second quarter of fiscal 2005, the Company reduced its income tax payable and tax provision by $1.2 million as it received verification of a final settlement with the IRS concerning its examination of the Company’s fiscal 1995 and 1996 tax returns.  Without this adjustment, the Company’s effective tax rate would have been 42.4%.

In connection with the $31.9 million provision for loss associated with the Northwest bankruptcy filing, the Company recorded a deferred tax benefit of $11.3 million, which represents the future federal and state income tax deductions provided to the Company from this loss.  Management is currently evaluating the extent to which this deduction could impact its fiscal 2006 taxable loss.

As of September 30, 2005, the Company has not recorded a valuation allowance on this deferred tax benefit or on any of the Company’s other deferred tax assets as the Company believes that it is more likely than not that all of the deferred tax assets will be realized.  The Company made this assessment based on the weight of the available evidence, which consisted principally of the following: (1) taxable income in prior carryback years (estimated to aggregate approximately $18 million in fiscal 2005 and 2004), (2) tax-planning strategies (including switching the Company’s investment portfolio from tax-exempt municipal securities to taxable investments), and (3) estimated future taxable income exclusive of reversing temporary differences and carryforwards.  Ultimate realization of approximately $16.5 million of deferred tax assets is based upon tax-planning strategies and estimated future taxable income.  The Company will be required to update its estimates of future taxable income based upon additional information management obtains as Mesaba completes its bankruptcy reorganization plan.  As a result, realization of the Company’s deferred tax assets will be dependent upon the Company’s ability to generate sufficient future taxable income within the 20 year carryforward period, and those estimates could change materially in future periods as all available evidence, both positive and negative, is assessed.

LIQUIDITY AND CAPITAL RESOURCES

Unrestricted cash, cash equivalents and investments decreased 16.1% to $143.4 million at September 30, 2005 from $170.9 million at March 31, 2005.  The Company’s working capital increased to $106.6 million with a current ratio of 2.1 at September 30, 2005 compared to working capital of $105.3 million and a current ratio of 2.3 at March 31, 2005.

Unrestricted investments consist principally of municipal securities and are classified as available-for-sale.  Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.  The Company classifies investments with an original maturity date of more than 90 days that mature within one year as short-term and greater than one year as long-term.

Approximately $25.1 million, or 86.7%, of Mesaba’s accounts receivable balance as of September 30, 2005 was due from Northwest, and this receivable is not collateralized.  This amount represented postpetition receivables and was collected from Northwest in October 2005 (net of certain offsetting liabilities).  The Company’s business is sensitive to events and risks affecting Northwest.  On September 14, 2005, Northwest filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code.  Prior to and following its bankruptcy filing, Northwest missed payments to Mesaba, resulting in Mesaba holding an unsecured prepetition claim against Northwest for approximately $31.9 million.  Northwest has also made significant fleet changes affecting Mesaba, including removing nine Avros operated by Mesaba from service effective October 31, 2005, proposing future fleet changes that could remove all of Mesaba’s remaining Avros from service effective December 20, 2005 and removing ten Saabs from Mesaba’s fleet in January 2006.  Northwest’s failure to make timely payment of amounts owed to Mesaba and to otherwise perform in accordance with the ASA has had a material adverse effect on the Company’s results of operations and financial condition.  For a detailed discussion of the Company’s risks related to Northwest and Northwest’s bankruptcy, see “Certain Risk Factors Related to the Company and the Airline Industry” at the end of this Item 2.  On October 13, 2005 Mesaba filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code.  Mesaba’s future liquidity will depend on the reorganization plan it adopts, among other items.

As of September 30, 2005, Mesaba’s fleet consisted of 100 aircraft covered under operating leases with remaining terms of up to 11 years and aggregate monthly lease payments of approximately $8.5 million.  The two CRJs delivered to Mesaba in September 2005 require lease payments of approximately $0.2 million per month.  Mesaba leases or subleases its Saab aircraft, either directly from aircraft leasing companies or through Pinnacle Airlines Corp. (“Pinnacle”), under operating leases with initial terms of up to seven years or through subleases with Northwest under operating leases with initial terms of up to 17 years.  Mesaba subleases its Avros and CRJs from Northwest under operating leases with initial terms of up to ten years.  If the ASA terminates, the Company’s obligation to continue to pay aircraft leases will simultaneously terminate.  Additionally, because Northwest and Mesaba have both filed for bankruptcy protection, both Northwest’s and Mesaba’s aircraft-related lease obligations are impacted by Section 1110 of the Bankruptcy Code.  Generally, under Section 1110, actions to collect aircraft-related prepetition liabilities are automatically stayed for 60 days after the Petition Date (in Northwest’s case until November 13, 2005, and in Mesaba’s case until December 12, 2005), except under two conditions: (a) the debtor may extend the 60-day period by agreement with the relevant financier and with court approval; or (b) the debtor may agree to perform all of the obligations under the applicable lease or financing and cure any defaults as required under the Bankruptcy Code.  If Northwest, in its bankruptcy, rejects certain leases for aircraft operated by Mesaba or alters the fleet to be operated by Mesaba, Mesaba could reject the leases related to such aircraft in its own Chapter 11 case.

As of September 30, 2005, Big Sky’s operating fleet consisted of ten operating aircraft and five nonoperating aircraft covered under operating leases with remaining terms of one month to 59 months and aggregate monthly lease payments of approximately $0.6 million.  Big Sky leases all of its aircraft.  Five of the leases for two operating and three nonoperating aircraft allow Big Sky to return the aircraft to the lessor upon the occurrence of certain events and contain purchase options.  Funding of the monthly minimum lease payments is dependent on continued passenger boardings, Big Sky’s operations and, potentially, funding from Holdings.

The aircraft operating leases for Mesaba and Big Sky do not contain any guaranteed lease residual provisions for which there would be a potential contingency at the termination of the lease period.

Holdings has sufficient cash and liquidity to meet its obligations.

Unrestricted cash and cash equivalents increased 6.1% to $61.5 million at September 30, 2005 from $58.0 million at March 31, 2005.  A summary of cash flow activity is as follows:

Operating Activities

Net cash used for operations for the six months ended September 30, 2005 was $28.2 million, primarily due to a net loss of $24.3 million, an increase in accounts receivable of $31.9 million, an increase in accounts payable and other of $13.5 million and an increase in inventories of $1.2 million.  These uses of cash were offset by the provision for loss associated with Northwest’s bankruptcy filing of $31.9 million and depreciation and amortization of $0.2 million.

Investing Activities

Net cash provided by investing for the six months ended September 30, 2005 was $31.7 million.  The sources of cash for investing activities were the net sales of short-term investments of $30.3 million and the establishment of an irrevocable tax trust of $7.1 million.  The primary uses of cash were the net purchases of short and long-term investments, and purchases of property and equipment of $5.7 million.

Financing Activities

Net cash used by financing for the six months ended September 30, 2005 was not significant.

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

Allowance for Doubtful Accounts

The Company grants trade credit to certain approved customers and performs a monthly analysis of outstanding trade receivables to assess the likelihood of collection. For balances where the Company does not expect full payment of amounts owed, an allowance is recorded to adjust the trade receivable to management’s best estimate of the amount the Company will ultimately collect.

As discussed in Note 3, Northwest filed for protection under Chapter 11 of the Bankruptcy Code on September 14, 2005.  As of September 30, 2005, Northwest owed Mesaba approximately $58.1 million under the ASA and related agreements. Of this amount, $31.9 million represented prepetition receivables and $26.2 million represented postpetition receivables. After analyzing the collectibility of the prepetition receivables, the Company concluded that a provision of $31.9 million was necessary for amounts Mesaba may not ultimately collect from Northwest. The postpetition receivables were collected from Northwest in October 2005 (net of certain offsetting liabilities).

As discussed in Note 3, there is a significant amount of uncertainty surrounding the Northwest and Mesaba bankruptcy processes, which may include negotiations with Northwest regarding Mesaba’s ASA. As such, it is reasonably likely that the prepetition amounts Mesaba ultimately collects will be different, potentially by a material amount, than the Company’s current estimate.  In future periods, the Company will appropriately revise its estimate of recoverable amounts as it becomes aware of new information.

Aircraft Property and Equipment—Estimated lives are used to record depreciation on aircraft property and equipment.  Aircraft utilization, ASA contractual lives, technology and changes in business strategy may affect the economic lives used to record depreciation by Mesaba or Big Sky.  The foregoing may also affect depreciation rates, impairment or both.  Management of Mesaba and Big Sky regularly review the estimated useful lives and salvage values for aircraft property and equipment.

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

Goodwill and Other Intangible Assets—The excess of the Big Sky purchase price over the fair market value of the net assets acquired was allocated to certain identifiable intangible assets, including Big Sky’s pilot labor contract and its air carrier certificate and goodwill.  The recoverability of goodwill ($2.5 million) and other intangible assets ($2.7 million) is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amounts.  The evaluation includes future cash flow projections, strategic modeling and other management assumptions.  During the second quarter of fiscal 2006, the Company completed an interim impairment test of goodwill and other intangible assets.  Based on the results of the test, the Company recorded an impairment charge of approximately $2.5 million as of September 30, 2005.  The impairment amount was determined by comparing the fair value of the intangible assets to the current carrying value. Fair value was derived using a discounted cash flow analysis.  Because the fair value was less than the carrying value of the assets, the Company recorded an impairment charge to reduce the carrying value of the assets to fair value.

Income Taxes—The Company’s effective tax rate was 32.9%, 46.8% and 51.7% in fiscal 2005, 2004 and 2003, respectively.  The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates.  In the event that there is a significant unusual or one-time item recognized, or expected to be recognized, in the Company’s operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.  Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions.  The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, certain positions are likely to be challenged and may not succeed.  The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit.  The effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as related interest.  This rate is then applied to the Company’s quarterly operating results.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  For financial reporting purposes, a valuation allowance is recorded to offset deferred tax assets that, more likely than not, will not be realized based on the Company’s projected future taxable income, the timing of expiring net operating losses and the Company’s tax planning strategies.  In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the Company to record a valuation allowance on all or a portion the deferred tax assets.  This could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the net operating losses is completely utilized or expires unused.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires all public companies accounting for share-based payment transactions to account for these types of transactions using a fair-value-based method.  SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25.  SFAS No. 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the statement of cash flows rather than operating activities as is currently permitted.  SFAS No. 123(R) becomes effective as of the beginning of the first fiscal year beginning after June 15, 2005.

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

Risks Related to Mesaba’s Bankruptcy

Mesaba’s successful operation during bankruptcy and its successful emergence from bankruptcy will depend on Mesaba’s relationship with its creditors’ committee.

The United States Trustee for the District of Minnesota has appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court concerning Mesaba’s reorganization. There can be no assurance that the Creditors’ Committee will support Mesaba’s positions or its plan of reorganization, and any disagreements between the Creditors’ Committee and Mesaba could protract the Chapter 11 process, hinder Mesaba’s ability to operate during the Chapter 11 process and delay Mesaba’s emergence from Chapter 11.

If Mesaba is unable to adopt a successful reorganization plan, it may be unable to emerge from bankruptcy.

In order for Mesaba to emerge from bankruptcy, the Bankruptcy Court must approve a reorganization plan for Mesaba.  The reorganization plan will be subject to a vote by certain classes of creditors, including Mesaba’s secured creditors and unsecured creditors.  The Bankruptcy Court will generally not approve a reorganization plan unless all impaired classes of creditors vote to accept the plan; however, Mesaba may elect to invoke certain provisions of the Bankruptcy Code in order to obtain confirmation of the plan over the vote of a dissenting class of creditors.  In addition to the voting requirements for confirmation, Mesaba will have to satisfy other provisions of the Bankruptcy Code in order to confirm its reorganization plan, including showing that the plan is feasible.  If Mesaba is unable to meet these confirmation requirements, it may be unable to emerge from bankruptcy.

If Mesaba rejects the lease associated with its Cincinnati/Northern Kentucky airport facility, Holdings may be required to pay the full amount of the remaining lease payments due.

Mesaba currently leases a facility at the Cincinnati/Covington airport.  Mesaba has indicated that it intends to close this facility due to the reduced number of Avros that will require maintenance.  Mesaba filed a motion with the bankruptcy court to reject the lease associated with this facility.  The motion will be heard on November 28, 2005.  As previously disclosed in the Company’s public filings, Holdings has unconditionally guaranteed full and prompt payment of the ground lease and the bonds associated with the initial financing of the facility.  In accordance with this guaranty, Holdings made the required bond and ground lease payments due in November 2005.  If Holdings is unable to find an alternate sublessee for the facility or successfully negotiate a satisfactory resolution for the repayment of the bonds, Holdings could be required to pay the full amount of the bonds outstanding, which is currently approximately $13.0 million, as well as continue to make the monthly payments under the ground lease through September 2029.  The annual ground lease payment is currently approximately $0.1 million.

Any court-approved reorganization by Mesaba could result in Holdings losing all or a portion of its equity in Mesaba.

In general, the absolute priority rule in the Bankruptcy code requires that all of the debtor’s creditors must be paid in full, otherwise the equity holders in the debtor are not entitled to retain their equity interests, unless certain exceptions to the absolute priority rule are met.  Mesaba is early in its bankruptcy process, and it will be some time before Mesaba proposes a reorganization plan.  However, the outcome of any vote on Mesaba’s reorganization plan as will as the term and conditions of the plan itself will determine whether Holdings risks losing some or all of its ownership in Mesaba due to the application of the absolute priority rule.

The amount of any debtor-in-possession financing provided by Holdings to Mesaba will be at risk, and Holdings cannot guarantee that such financing will be repaid.

Holdings has proposed to provide an aggregate of $35 million of debtor-in-possession financing to Mesaba.  The first $15 million of such financing will be fully collateralized, but the subsequent $20 million may not be fully collateralized and is subject to Mesaba providing a satisfactory plan of reorganization prior to January 31, 2006.  If the collateral securing the financing is of insufficient value or drops in value subsequent to closing the debtor-in-possession financing, any foreclosure by Holdings on the collateral securing the loan would not provide full repayment to Holdings.  Additionally, if Mesaba is unable to successfully reorganize through bankruptcy, the repayment of any debtor-in-possession financing provided by Holdings will be at significant risk.

Mesaba may need exit financing to emerge from bankruptcy, and there is no assurance Mesaba can obtain exit financing.

The terms of the debtor-in-possession financing provided to Mesaba by Holdings require such financing to be repaid upon Mesaba’s exit from bankruptcy.  Accordingly, Mesaba will need to provide for the repayment of the debtor-in-possession financing through a source of exit financing or through some other means.  There is no assurance that such exit financing will be available to Mesaba upon its exit from bankruptcy or that Mesaba will have the means to repay the debtor-in-possession financing without exit financing.

Risks Related to Mesaba’s Relationship with Northwest

Mesaba is dependent on its relationship with Northwest as its major customer, and the loss of this relationship would substantially harm the Company’s financial results.

During fiscal 2005, Northwest accounted for 92.7% of Mesaba’s operating revenues.  Additionally, Mesaba consistently carries a receivable due from Northwest between $20 million to $30 million that is not collateralized.  Due to Northwest’s missed payments prior to and following its bankruptcy filing, as of September 30, 2005, Mesaba recorded an impairment charge to reflect the receivable due from Northwest through September 13, 2005, the date of Northwest’s bankruptcy filing. Further, all of Mesaba’s contracts with Northwest are now at risk, as Northwest has the option to assume or reject each of such contracts in connection with its bankruptcy proceeding.  Northwest may also attempt to renegotiate Mesaba’s contracts through bankruptcy.  Mesaba is currently continuing to operate flights for Northwest, but the exact nature of Mesaba’s future relationship with Northwest may not be known until such time as Northwest adopts its bankruptcy reorganization plan.  If Northwest assumes the ASA, the prepetition amounts owed to Mesaba would become an administrative claim, and Mesaba could receive payment in full.  If Northwest rejects the ASA, the prepetition amounts owed to Mesaba would remain an unsecured claim, and Mesaba would likely receive only a small percentage of the amounts owed to it, and even then would only receive such amounts after a plan of reorganization is approved by Northwest’s bankruptcy court.

In connection with the ASA, Mesaba incurred significant expenses in connection with bringing the CRJ aircraft into its fleet, and it may not receive revenue to offset these expenses if Northwest does not deliver all 15 of the CRJs.

Mesaba placed two CRJ aircraft into service in October 2005.  As of September 30, 2005, Holdings and Mesaba have incurred approximately $7.3 million in expenses related to adding the CRJ aircraft to Mesaba’s fleets.  Northwest has already notified Mesaba that it will be unable to meet the delivery schedule under the ASA for the remaining 13 CRJs.  If Northwest is unable to deliver the remaining 13 CRJs to Mesaba, there is no assurance that Mesaba will realize sufficient revenue in the future to offset these start-up expenses.

If either Mesaba or Northwest rejects the ASA in bankruptcy, or the ASA is otherwise terminated, the Company could lose its significant sources of revenue and earnings, Mesaba’s aircraft, access to airport facilities and the services Northwest provides.

Any termination of the ASA would allow Northwest the right to terminate Mesaba’s aircraft leases and subleases covered by the agreements.  Northwest would also be allowed to take immediate possession of the aircraft.  As a result, Mesaba and the Company would have no significant sources of revenue or earnings.  Additionally, Mesaba risks losing the use of Northwest’s systems, airport facilities and other services that support Mesaba’s operations.  Mesaba may not be able to find replacement services, or it may not be able to find such services on terms or conditions as favorable as those received from Northwest.

Northwest has not guaranteed that it will grow Mesaba’s regional fleet, and Northwest could opt to operate new regional aircraft with its own new subsidiary or utilize other regional airlines.

Aside from Northwest’s obligation to deliver 15 CRJs to Mesaba, which Northwest may be unable to do, the ASA does not provide that Mesaba’s fleet will grow beyond its existing size.  Additionally, the ASA does not prohibit Northwest from contracting with other regional airlines to provide the same services that Mesaba currently provides.  Northwest currently has an airline services agreement with Pinnacle, and Pinnacle serves many of the same cities as Mesaba.  Northwest, as a part of its own reorganization plan, has also disclosed its intention to form a new subsidiary to operate regional aircraft.  Northwest could choose to expand its agreement with Pinnacle in competition with Mesaba.  Northwest could also choose to establish relationships with other regional airlines or to replace regional airlines with a separate Northwest subsidiary that would operate regional flights.

Risks Related to the Company’s Business and Operations

Mesaba’s and Big Sky’s success is dependent on their ability to obtain all necessary aircraft, engines, parts and related maintenance and support from various aircraft manufacturers and vendors.

Mesaba and Big Sky are dependent on various aircraft manufacturers and other vendors to provide sufficient parts and related maintenance and support services on a timely basis.  Additionally, Mesaba and Big Sky rely on various engine manufacturers for parts, repair and overhaul services and other types of support services.  Mesaba’s bankruptcy filing could further impact Mesaba’s ability to obtain necessary parts and services.  The failure of aircraft or engine manufacturers and other vendors to provide parts or related services on a timely, cost-effective basis could materially and adversely affect the Company’s business, financial condition and results of operations.

Because Mesaba is unable to pass along increased operating costs, Mesaba’s earnings will be negatively affected as its fleets continue to age.

As Mesaba’s fleet of aircraft age, the cost of maintaining the aircraft will likely increase.  Because many aircraft components are required to be replaced after specified numbers of flight hours or take-off and landing cycles, and because new aviation technology may be required to be retrofitted, the cost to maintain aging aircraft will generally exceed the cost to maintain newer aircraft.  Any material increase in such costs will have a material adverse effect on the Mesaba’s business, financial condition and results of operations.

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

Mesaba and Big Sky could incur significant costs if they experience difficulty finding, training and retaining employees.

Mesaba’s and Big Sky’s businesses are labor-intensive and require large numbers of pilots, flight attendants, maintenance technicians and other personnel.  The airline industry has from time to time experienced a shortage of qualified personnel, specifically pilots and maintenance technicians.  In addition, as is common with most airline competitors, Mesaba and Big Sky have faced turnover of their employees.  For example, Mesaba’s and Big Sky’s pilots, flight attendants and maintenance technicians occasionally leave to work for larger airlines, which generally offer higher salaries and more extensive benefit programs than regional airlines are financially able to offer.  In the event of a significant increase in the turnover of employees, Mesaba and Big Sky would incur significantly higher training costs than would otherwise be necessary.  Mesaba and Big Sky cannot provide assurance that they will be able to recruit, train and retain the qualified employees they require to carry out their business plans.

Mesaba and Big Sky could be adversely affected by the highly competitive nature of the airline industry.

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

The ability of Mesaba or Big Sky to diversify within the airline industry may be limited by the terms of various collective bargaining agreements and by other airlines’ business agreements.

Mesaba’s labor collective bargaining agreement with its own pilots currently limits the types of aircraft Big Sky may fly.  Although this limitation will be the subject of Mesaba’s negotiations with its pilots, there is no guarantee that the pilots will agree to any modifications.  Mesaba’s and Big Sky’s ability to provide regional service to other major air carriers may also be limited by those carriers’ existing relationships with other regional operators.  Additionally, many of the labor collective bargaining agreements of major airlines, including Northwest, contain scope clause restrictions that limit the airlines’ ability to add new regional jets.  Northwest has publicly announced that it is seeking relief from its pilots’ union to obtain flexibility in allowing feeder carriers to operate additional types of aircraft.  However, there is no guarantee that Northwest will obtain this flexibility, nor is there any guarantee that Mesaba or Big Sky will be selected to provide additional regional air services in the event Northwest obtains such flexibility.

Mesaba’s and Big Sky’s compliance with various regulations governing the airline industry can be costly, and Mesaba and Big Sky could be harmed if they fail to comply with such regulations.

Airlines are subject to extensive regulatory and legal requirements that involve significant compliance costs that result in increased costs for passengers and the airline.  The FAA, DOT and Transportation Security Administration periodically propose additional laws, regulations, taxes and airport rates and charges.  Such measures could have the effect of raising ticket prices, reducing revenue, increasing costs or reducing demand for air travel.  Mesaba and Big Sky expect to continue incurring expenses to comply with existing and future regulations.  Moreover, if either Mesaba or Big Sky fails to comply with applicable regulations, they may be subject to sanctions, including the following:

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

Mesaba’s and Big Sky’s operations are also subject to delays caused by factors beyond their control, including air traffic congestion at airports, adverse weather conditions and increased security measures.  Such delays frustrate passengers, reduce aircraft utilization and increase costs, all of which may affect profitability and harm the Company’s financial condition and results of operations.

Mesaba and Big Sky are increasingly dependent upon technology in their operations, and any failure of such technology could adversely affect them.

Mesaba and Big Sky have made, and will continue to make, substantial investments in technology to manage their operations.  In particular, the systems operations control centers, which oversee daily flight operations, are dependent on a number of technology systems to operate effectively.  These technology systems may be vulnerable to various sources of interruption due to events beyond Mesaba’s or Big Sky’s control, including natural disasters, terrorist attacks, computer viruses and hackers.  In addition, large-scale interruption in technology on which Mesaba and Big Sky depend, such as power, telecommunications or the Internet, could substantially disrupt their operations.

Any airline accident in which Mesaba or Big Sky is involved could subject Mesaba or Big Sky to substantial liability and seriously harm the Company’s financial condition and results of operations.

An accident involving Mesaba or Big Sky aircraft could result in injuries and loss of life and therefore result in significant claims from injured persons and surviving relatives.  An accident could also result in substantial property damage, loss of aircraft from service and adverse publicity for the affected airline.  Airlines are required by the DOT to carry liability insurance.  Although Mesaba and Big Sky believe their liability insurance is in amounts and of the type generally consistent with industry practice, substantial claims resulting from an accident in excess of insurance coverage would harm the Company’s business and financial results.  Any resulting claims would also be costly to defend and could harm Mesaba’s or Big Sky’s reputation.  Moreover, any aircraft accident, even if fully insured or not directly involving Mesaba or Big Sky, could cause a public perception that flying is less safe or reliable than other transportation alternatives, which could harm the Company’s financial condition and results of operations.

Mesaba is in collective bargaining discussions with its employee groups to address changing needs, and any inability to reach consensual agreements may result in Mesaba seeking relief from the bankruptcy court.

Labor costs are a significant component of Mesaba’s and Big Sky’s expenses, comprising 34.7% of Mesaba’s and Big Sky’s total operating expenses in fiscal 2005.  Several of Mesaba’s and Big Sky’s employee groups have separate bargaining agreements and may make demands that would increase operating expenses, adversely affecting profitability.  Mesaba is currently negotiating with its mechanics for a new agreement.  The existing agreement became amendable in August 2003.  Mesaba is also currently negotiating with its dispatchers, whose agreement became amendable in May 2005.  Mesaba’s flight attendant agreement is subject to being open for negotiations in December 2005.  The pilot agreement is not scheduled to be open for negotiations for several years.  However, because of the Chapter 11 bankruptcy at Mesaba, Mesaba is engaged in discussions with all of its unions to address the need for contracts that are consistent with changing company and industry conditions.  If consensual agreements are not reached in a timeframe that Mesaba deems necessary, Mesaba may seek relief from its agreements as permitted by the Bankruptcy Code.  In addition, Big Sky’s agreements remain subject to the Railway Labor Act process.  Any failure by Mesaba or Big Sky to successfully negotiate their collective bargaining agreements could have an adverse effect on the Company’s financial condition and results of operations.

Risks Related to the Company’s Stock

Together, certain of the Company’s shareholders own or have the right to acquire a significant portion of the Company’s stock and could ultimately control decisions regarding the Company.

Northwest owns 27.5% of the Company’s common stock.  Northwest also owns a warrant to purchase an aggregate of 4,112,500 shares of the Company’s common stock, subject to certain vesting restrictions related to the future delivery by Northwest of CRJ aircraft.  Additionally, several other shareholders also own significant blocks of the Company’s common stock.  Because the parties described above currently own a large portion of the Company’s stock, they may be able to determine or significantly influence the outcome of corporate actions requiring shareholder approval.  As a result, these parties may be in a position to control matters affecting the Company, including decisions as to the Company’s direction and policies; future issuances of securities; incurrence of debt; amendments to the Company’s articles of incorporation and bylaws; payment of dividends on the Company’s common stock; and acquisitions, sales of the Company’s assets, mergers or similar transactions, including transactions involving a change of control.  As a result, some investors may be unwilling to purchase the Company’s common stock.  In addition, if the demand for the Company’s common stock is reduced because of these shareholders’ control of the Company, the price of the Company’s common stock could be materially depressed.

Future sales of the Company’s common stock by its shareholders could depress the price of the Company’s stock.

Sales of a large number of shares of the Company’s common stock or the availability of a large number of shares for sale could adversely affect the market price of the Company’s common stock.  As of October 31, 2005, the Company had 20,591,840 shares of common stock outstanding.  Several of the Company’s shareholders own substantial blocks of the Company’s common stock.  Additionally, along with the shares of stock it currently owns, Northwest could own an additional large block of the Company’s common stock upon exercise of its warrants.  In connection with the ASA, the Company entered into a registration rights agreement to register the shares of stock owned by Northwest (including those shares underlying its warrant).  Although the registration statement has not been filed, following such registration, future sales of those shares, or future sales of other large blocks of the Company’s common stock that are already registered, could substantially depress the Company’s stock price.

Any future exercises of warrants by Northwest could substantially dilute the Company’s common stock.

As of September 30, 2005, Northwest held a warrant exercisable for an aggregate of 4,112,500 shares of the Company’s common stock at an exercise price of $8.74 per share.  To date, this warrant has not vested, and it will not begin to vest until Northwest delivers 15 CRJs to Mesaba.  Upon the warrant’s vesting, holders of the Company’s common stock could experience substantial ownership dilution if Northwest elects to exercise its warrant.

The Company’s stock price may continue to be volatile.

In the past two fiscal years, the market price of the Company’s common stock has ranged from a low of $4.50 per share to a high of $10.11 per share.  Because the Company’s stock is thinly traded, its market price is sensitive and may continue to experience substantial fluctuations due to a variety of factors, including the following:

•      failure of the Company’s operating results to meet analysts’ or investors’ expectations in any quarter;

•      securities analysts’ estimates;

•      material announcements by the Company, Northwest or the Company’s, Mesaba’s or Big Sky’s competitors;

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

The Company believes that Mesaba’s arrangements for fuel with Northwest assure an adequate supply of fuel for current and future operations, provided that Northwest does not experience a supply shortage.  As a part of the ASA, the fuel price for Mesaba’s Saabs is fixed at 83.5¢ per gallon; thus, Northwest bears the economic risk of fuel price fluctuations for Mesaba’s Saab fuel requirements.  Northwest provides all fuel at its expense to support Mesaba’s Avro operations.  Big Sky is subject to fluctuations in fuel prices.

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

As of September 30, 2005, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.

Changes in Internal Controls

During the quarter ended September 30, 2005, there were no changes in internal controls over financial reporting that had a material effect on internal control over financial reporting or were reasonably likely to have a material effect on internal control over financial reporting.

Management’s Consideration of the Restatement

Management has considered, among other things, the control deficiency related to the accounting for certain pass-through costs, which resulted in the need to restate the Company’s previously issued financial statements as disclosed in Note 14 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the consolidated financial statements of prior interim or annual periods taken as a whole; (ii) that the restatement adjustments had no effect on previously reported operating income, income before income taxes, net income, earnings per share, net cash flows or the Company’s financial condition in any prior interim or annual periods; and (iii) that the Company decided to include restated condensed consolidated financial statements for the fiscal 2005 interim periods in its Quarterly Reports on Form 10-Q filed prospectively, and to include restated consolidated financial statements for fiscal 2005 and 2004 in its Annual Report on Form 10-K for the year ending March 31, 2006 filed prospectively, management concluded that the control deficiency that resulted in the restatement of the prior period consolidated financial statements was not itself a material weakness.  Furthermore, management concluded that the control deficiency that resulted in the restatement, when aggregated with other deficiencies, did not constitute a material weakness.

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Incorporated by reference to Note 13, “Commitments and Contingencies” of the Company’s Notes to Condensed Consolidated Financial Statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As described more fully in Note 3, “Northwest and Mesaba Bankruptcy Filings” of the Company’s Notes to Condensed Consolidated Financial Statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, on October 13, 2005, Mesaba Aviation, Inc. filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the District of Minnesota.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As described in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 2, 2005, in connection with the ASA between Mesaba and Northwest and pursuant to a separate agreement between the Company and Northwest, the Company issued to Northwest an Amended and Restated Warrant (the “Warrant”).  The Warrant has a term of ten years and is exercisable for an aggregate of 4,112,500 shares of the Company’s common stock at an exercise price of $8.74 per share.  Sixty percent of the shares issuable upon exercise of the Warrant will vest upon delivery of the fifteenth CRJ to Mesaba, and an additional four percent of the shares will vest with each subsequent delivery of the next ten CRJs.  As described in Part I of this Quarterly Report on Form 10-Q, Northwest has indicated that it may be unable to meet the delivery schedule for the CRJs, so it is unclear when or if any or all of the Warrant will vest.  The issuance of the Warrant was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS

Exhibit Number	Document Description

3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 27, 2003.
3.2	Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed June 14, 2005.
4.1	Specimen certificate for shares of the Common Stock of the Company. Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed August 27, 2003.
4.2	Amended and Restated Warrant dated August 29, 2005 issued to Northwest Airlines, Inc. Filed herewith.
4.3	Registration Rights Agreement dated as of August 29, 2005 among MAIR Holdings, Inc., Northwest Airlines, Inc., Boeing Capital Loan Corporation and U.S. Bank National Association. Filed herewith.
10.1	1994 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed June 14, 2005.
10.2	1996 Directors’ Option Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed June 14, 2005.
10.3	2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed June 14, 2005.
10.4	Mesaba Aviation, Inc. 2003 Incentive Award Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed June 14, 2005.
10.5

Airline Services Agreement dated as of August 29, 2005 between Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Filed herewith.

10.6

Agreement dated as of August 29, 2005 between MAIR Holdings, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Filed herewith

10.7	Special Facilities Lease dated as of June 1, 1990 between Charter County of Wayne, State of Michigan and Mesaba Aviation, Inc. Filed herewith.
10.8	Ground Lease dated May 18, 1990 between Charter County of Wayne, State of Michigan and Mesaba Aviation, Inc. Filed herewith.
10.9	Stock Purchase Agreement between the Company and Carl R. Pohlad dated as of October 18, 1993. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed June 14, 2005.
10.10

Term Sheet Proposal for the Acquisition of Saab 340 Aircraft by Mesaba Aviation, Inc. dated March 7, 1996 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10U to the Company’s Form 10-K/A for the year ended March 31, 1996.

10.11

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

10.13

Ground Lease, dated as of September 1, 1999, between Kenton County Airport Board and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10BB to the Company’s Form 10-K for the year ended March 31, 2000.

10.14

Aircraft Hangar Facility Lease Agreement between Metropolitan Airports Commission Minneapolis - St. Paul and Mesaba Aviation, Inc. dated September 30, 2002. Incorporated by reference to Exhibit 10Y to the Company’s Form 10-Q for the quarter ended June 30, 2003.

10.15

Lease between Spectrum Investment Group, L.L.C. and Mesaba Aviation, Inc. entered into as of April 25, 2003. Incorporated by reference to Exhibit 10Z to the Company’s Form 10-Q for the quarter ended June 30, 2003.

Exhibit Number	Document Description

10.16

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

MAIR Holdings, Inc.

Dated: November 14, 2005	By:	/s/ Robert E. Weil
Robert E. Weil Vice President, Chief Financial Officer and Treasurer (principal financial officer and an authorized signatory)