Form 10-Q
period 2005-12-31
MAIR HOLDINGS INC
filed 2006-02-09
CIK 835768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2005

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2005

Common Stock, par value $.01 per share

20,591,840

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q of MAIR Holdings, Inc. (“Holdings” or the “Company”) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking and are based upon information currently available to the Company.  The Company, through its officers, directors or employees, may also from time to time make oral forward-looking statements.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that a variety of material risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.  Many important factors that could cause such a difference are described under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Part I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAIR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	December 31	March 31
	2005	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$75,497	$57,968
Short-term investments	27,851	69,669
Accounts receivable, net of reserves of $33 and $601	2,609	31,176
Inventories, net	1,174	11,034
Prepaid expenses and deposits	2,328	5,808
Deferred income taxes and other	2,285	11,892
Total current assets	111,744	187,547

PROPERTY AND EQUIPMENT:
Flight equipment	1,792	93,645
Other property and equipment	1,383	40,248
Less: Accumulated depreciation and amortization	(1,089)	(95,472)
Net property and equipment	2,086	38,421

NONCURRENT ASSETS:
Long-term investments	9,901	43,240
Investment in Mesaba Aviation, Inc.	48,531	—
Goodwill	—	2,503
Other intangible assets, net	2,514	2,819
Other assets, net	1,709	6,424
	$176,485	$280,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	December 31	March 31
	2005	2005

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,436	$19,151
Accrued liabilities:
Payroll	1,155	19,563
Maintenance	200	20,281
Deferred income	713	3,085
Other current liabilities	8,216	20,126
Total current liabilities	12,720	82,206

OTHER NONCURRENT LIABILITIES	883	6,069
Total liabilities	13,603	88,275

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, no specified par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 20,591,840 and 20,574,340 shares issued and outstanding	206	206
Paid-in capital	69,538	70,856
Accumulated other comprehensive loss	(22)	(254)
Retained earnings	93,160	121,871
Total shareholders’ equity	162,882	192,679
	$176,485	$280,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAIR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
		2004		2004
		(As restated-		(As restated-
	2005	see Note 15)	2005	see Note 15)
OPERATING REVENUES:
Passenger	$17,625	$100,290	$225,280	$301,393
Freight and other	3,622	11,245	25,556	30,353
Total operating revenues	21,247	111,535	250,836	331,746

OPERATING EXPENSES:
Wages and benefits	7,647	37,608	86,105	109,445
Aircraft fuel	1,329	680	3,541	1,870
Aircraft maintenance	3,371	21,963	48,978	63,704
Aircraft rents	4,195	25,814	55,825	76,716
Landing fees	480	2,358	5,684	7,677
Insurance and taxes	876	1,703	4,690	6,107
Depreciation and amortization	611	4,134	7,920	11,242
Administrative and other	5,039	15,429	45,029	43,113
Impairment and other charges	4,759	—	41,268	—
Total operating expenses	28,307	109,689	299,040	319,874
Operating (loss) income	(7,060)	1,846	(48,204)	11,872

NONOPERATING INCOME (EXPENSE):
Interest income and other	685	819	2,800	1,752
Interest expense	(18)	(16)	(50)	(50)
Arbitration settlement	—	—	1,800	—
Nonoperating income, net	667	803	4,550	1,702
(Loss) income before income taxes and equity in loss of Mesaba Aviation, Inc.	(6,393)	2,649	(43,654)	13,574

BENEFIT (PROVISION) FOR INCOME TAXES	2,269	(1,156)	15,227	(4,481)
(Loss) income before equity in loss of Mesaba Aviation, Inc.	(4,124)	1,493	(28,427)	9,093

EQUITY IN LOSS OF MESABA AVIATION, INC.	(334)	—	(334)	—

NET (LOSS) INCOME	$(4,458)	$1,493	$(28,761)	$9,093

NET (LOSS) INCOME PER SHARE:
(Loss) earnings per common share - basic	$(0.22)	$0.07	$(1.40)	$0.44
(Loss) earnings per common share - diluted	$(0.22)	$0.07	$(1.40)	$0.43

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,592	20,524	20,581	20,483
Diluted	20,592	21,123	20,581	20,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAIR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	December 31
		2004
		(As restated-
	2005	see Note 15)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(28,761)	$9,093
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in loss of Mesaba Aviation, Inc.	334	—
Depreciation and amortization	7,920	11,242
Amortization of investments	568	—
Amortization of deferred credits	(789)	(681)
Loss on disposition of assets	38	1,557
Deferred income taxes	(12,785)	—
Stock-based compensation	(1,444)	173
Impairment and other charges	41,268	—
Changes in current operating items:
Accounts receivable	(35,150)	(1,424)
Inventories	(1,377)	(1,689)
Prepaid expenses and deposits	(1,996)	(2,096)
Accounts payable and other	13,770	(60)
Net cash (used in) provided by operating activities	(18,404)	16,115

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(51,271)	(79,381)
Sales of investments	112,774	75,230
Increase in restricted cash and cash equivalents	(6,921)	—
Purchases of property and equipment	(6,183)	(7,504)
Net decrease in cash and cash equivalants from deconsolidation of Mesaba Aviation, Inc.	(12,479)	—
Net cash provided by (used in) investing activities	35,920	(11,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of other non current liabilities	(101)	(101)
Proceeds from issuance of common stock	114	1,190
Net cash provided by financing activities	13	1,089

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,529	5,549

CASH AND CASH EQUIVALENTS:
Beginning of period	57,968	54,561
End of period	$75,497	$60,110

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

1.     Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Big Sky Transportation Co. (“Big Sky”).  As discussed below, the accounts of Mesaba Aviation, Inc. (“Mesaba”), a wholly owned subsidiary of the Company, have been deconsolidated from the Company’s condensed consolidated financial statements effective October 13, 2005.  All significant intercompany transactions and balances have been eliminated in consolidation.

As discussed in Note 3, Mesaba filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Minnesota (the “Bankruptcy Court”) on October 13, 2005.  Mesaba is operating its business as a “debtor-in-possession” pursuant to the Bankruptcy Code.  Mesaba’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of postpetition liabilities in the ordinary course of business.

Regardless of Holdings’ belief that it can retain ownership of Mesaba following Mesaba’s bankruptcy, GAAP and SEC guidance presume that a parent has lost control over a subsidiary in bankruptcy proceedings because the bankruptcy court must ultimately approve the plan of reorganization as well as all of Mesaba’s major transactions.  Accordingly, uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings require that Holdings deconsolidate Mesaba and reflect Mesaba’s financial results under the equity method of accounting effective October 13, 2005.  As a result, Mesaba’s assets and liabilities have been removed from the Company’s condensed consolidated balance sheet as of December 31, 2005 and replaced with Holdings’ investment in Mesaba.  Mesaba’s results of operations have been removed from the Company’s condensed consolidated results of operations and cash flows since October 13, 2005, but continue to be included in such condensed consolidated financial statements for periods prior to October 13, 2005.  Because Holdings owns all of the common stock of Mesaba, this change will not affect the amount of net income or loss Holdings reports resulting from Mesaba’s operations in any current or prior period, but will result in Mesaba’s net income or loss from the date of the bankruptcy forward being presented as “Equity in income (loss) of Mesaba Aviation, Inc.” rather than its results being included in each individual income statement line item, as was the case for periods prior to October 13, 2005.

Subsequent to the bankruptcy filing date, the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, (“SOP 90-7”), apply to Mesaba’s financial statements while Mesaba operates under the provisions of Chapter 11.  SOP 90-7 does not change the application of GAAP in the preparation of financial statements.  However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. See Note 16 for the condensed financial statements of Mesaba presented in accordance with SOP 90-7 on a stand-alone basis as of December 31, 2005 and March 31, 2005 and for the three and nine months ended December 31, 2005 and 2004.

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

2.     Business

Mesaba

Mesaba operates as a regional air carrier providing scheduled passenger service as “Mesaba Airlines/Northwest Airlink” and “Mesaba Airlines/Northwest Jet Airlink” under a ten-year omnibus Airline Services Agreement (“ASA”) with Northwest Airlines, Inc. (“Northwest”) dated August 29, 2005.  (See Note 3 regarding Northwest filing for Chapter 11 bankruptcy protection on September 14, 2005 and the effect of such filing on the ASA.)  Prior to the ASA, Mesaba provided regional airline services to Northwest pursuant to two separate agreements, an Airline Services Agreement (the “Airlink Agreement”) that governed Mesaba’s operation of Saab 340 jet-prop aircraft (“Saabs”), and a Regional Jet Services Agreement (the “Jet Agreement”) that governed Mesaba’s operation of Avro RJ85 regional jets (“Avros”).  The ASA is an omnibus agreement that incorporates the existing payment terms for the Saabs and Avros contained in the Airlink Agreement and the Jet Agreement, and adds new payment terms for the Canadair regional jets (“CRJs”) that Mesaba began operating in October 2005.  As of December 31, 2005, Mesaba served 111 cities in the United States and Canada from Northwest’s hub airports located in Minneapolis/St. Paul, Detroit and Memphis.

Northwest purchases Mesaba’s entire capacity and pays Mesaba in arrears on the 11th and 26th of each month for regional airline services that Mesaba provides to Northwest utilizing the Saabs and Avros.  Beginning in October 2005, Northwest began paying Mesaba, on a regular bi-monthly basis, on the 1st and 16th of each month for regional airline services that Mesaba provides to Northwest utilizing the CRJs.  The CRJ payment made on the 1st of each month represents a prepayment based on an estimate of regional airline services to be provided by Mesaba for the first 15 days of the month.  The CRJ payment made on the 16th of the month consists of a prepayment based on an estimate of regional airline services to be provided by Mesaba for the 16th through the end of the month, as well as a true-up amount paid for actual services provided by Mesaba in the prior month.

For flights utilizing the Saabs, Mesaba recognizes revenue for each completed “available seat mile,” or “ASM” (the number of seats in an aircraft multiplied by the number of miles those seats are flown), and purchases fuel which is set at a fixed price of $0.835 per gallon, ground handling and other services from Northwest.  Mesaba paid Northwest $4.8 million and $3.0 million for these services for the three months ended December 31, 2005 and 2004, respectively.  Mesaba paid Northwest $11.7 million and $16.0 million for these services for the nine months ended December 31, 2005 and 2004, respectively.

For flights utilizing the Avros, Mesaba recognizes revenue for each “block hour” flown (the elapsed time between aircraft departing and arriving at a gate).  Northwest provides fuel and airport and passenger related services at Northwest’s expense for the Avros.

For flights utilizing the CRJs, Mesaba recognizes revenue through monthly expense reimbursement payments for actual expenses incurred relating to aircraft rent, maintenance, landing fees and fuel (which is set at a fixed price of $0.70 per gallon for the CRJs); semi-monthly payments for each block hour and cycle operated; a monthly fixed cost payment based on the size of the CRJ fleet (intended to cover Mesaba’s costs that are not reimbursed through the monthly reimbursement payments, which consist mainly of labor costs, ground handling costs, overhead and depreciation) and margin payments based on the revenues described above calculated to achieve a target operating margin.  The target operating margin through April 2007 is set at a fixed amount, after which time the target operating margin will be based on the average operating margin of the publicly traded United States domestic regional airlines operating primarily regional jet aircraft, excluding Pinnacle Airlines Corp. (“Pinnacle”), and any regional carrier under bankruptcy protection, subject to a margin cap and floor.

The ASA contains standard termination provisions that allow both Mesaba and Northwest to terminate the ASA in the event the other party breaches the agreement, subject to the other party’s right to cure the breach within a prescribed time period.  Additionally, Northwest may terminate the ASA in the event of certain lease and other performance defaults by Mesaba; failure by Mesaba to maintain required insurance coverage; failure by Mesaba to allow inspections pursuant to the ASA; change in control events; revocation or failure by Mesaba to obtain Department of Transportation (the “DOT”) certification; if Mesaba or its affiliates operate an aircraft type that causes Northwest to be in violation of its collective bargaining agreement with its pilots; failure to elect a chief executive officer/president of Holdings or Mesaba reasonably acceptable to Northwest; if a specified percentage of the aircraft subject to the agreement are not operated for a specified period of time, other than as a result of the Federal Aviation Administration (the “FAA”) grounding all aircraft for all carriers; if there is a strike, cessation or interruption of work involving Mesaba pilots, flight attendants or mechanics providing service; or if Holdings breaches its agreement entered into with Northwest concurrently with the ASA.

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

The ASA provides for incentive payments from Northwest to Mesaba based on achievement of certain operational goals on a semi-annual basis.  Such incentives totaled $0.3 million and $0.1 million for the three months ended December 31, 2005 and 2004, respectively.  Incentives totaled $2.5 million and $3.0 million for the nine months ended December 31, 2005 and 2004, respectively, and are included in passenger revenues in Mesaba’s condensed financial statements (see Note 16).

Approximately $28.3 million, net of reserve, or 85.7%, and $25.9 million, or 88.8%, of the December 31, 2005 and March 31, 2005 accounts receivable balances in Mesaba’s condensed financial statements (see Note 16) were due from Northwest and were not collateralized.

Upon execution of the ASA, and pursuant to a separate agreement between Holdings and Northwest, Holdings issued to Northwest an amended and restated warrant (the “Warrant”) to replace the warrants held by Northwest to reduce the number of shares of Holdings’ common stock issuable upon exercise from 4,151,922 shares exercisable at prices ranging from $7.25 to $21.25 per share to an aggregate of 4,112,500 shares exercisable at a price of $8.74 per share.  The Warrant expires ten years from the date of the ASA.  Sixty percent of the shares will become exercisable upon the delivery by Northwest of the 15th CRJ aircraft to Mesaba, and an additional 4% of the shares will become exercisable with each subsequent delivery of each of the next ten CRJ aircraft.  To date, Northwest has delivered only two CRJ aircraft to Mesaba.  As part of its reorganization, Northwest has also requested bids from regional airlines for the operation of up to 126 CRJ aircraft, 124 of which are currently operated by Pinnacle and two by Mesaba.  Mesaba has submitted a proposal to conduct all CRJ flying for Northwest.  If Mesaba is not awarded some or all of the CRJ business, Northwest will remove the two CRJs that Mesaba currently operates.  If Mesaba is awarded additional CRJs by Northwest, Holdings expects that the terms of the Warrant will be renegotiated to reflect the new arrangement between the parties.  Holdings also entered into a registration rights agreement to cover the registration of the shares of stock currently held by Northwest and the shares of stock that could be issued to Northwest upon exercise of the Warrant.

In connection with the ASA, Mesaba incurred all of the start-up costs necessary to bring the CRJ fleet into service.  For the nine months ended December 31, 2005, Mesaba incurred approximately $7.0 million in start-up costs related to adding the CRJ aircraft into its fleet, and Holdings incurred approximately $0.3 million in related start-up costs.

Finally, in connection with the ASA, and pursuant to its separate agreement with Northwest, Holdings made a capital contribution of approximately $31.7 million to Mesaba in September 2005, just prior to Northwest filing for bankruptcy (see Note 3).

Big Sky

Big Sky operates as a regional air carrier based in Billings, Montana, providing scheduled passenger, freight, express package and charter services.  As of December 31, 2005, Big Sky provided scheduled air service to 20 communities in Montana, Colorado, Idaho, Oregon, Washington and Wyoming.  Big Sky operates daily scheduled flights providing interline and online connecting services and local market services.  Big Sky also has code-sharing agreements with Alaska Airlines, Horizon Air, America West Airlines, US Air and Northwest, where its services are marketed jointly with those air carriers for connecting flights.  In January 2006, Big Sky began service to Pocatello, Idaho.

Big Sky participates in the Essential Air Service (“EAS”) program with the DOT.  The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service based on their passenger traffic.  The DOT pays EAS subsidies for each departure in a covered market.  For the three months ended December 31, 2005 and 2004, Big Sky recognized revenue from EAS subsidies of $2.0 million and $1.8 million, respectively.  For the nine months ended December 31, 2005 and 2004, Big Sky recognized revenue from EAS subsidies of $6.0 million and $5.4 million, respectively.  Big Sky was recently reselected as the EAS provider for seven Montana cities for a two-year period beginning March 1, 2006.

Big Sky purchased fuel at market prices from Northwest for $0.1 million and $0.3 million for the three month periods ended December 31, 2005 and 2004, respectively.  Big Sky purchased fuel from Northwest for $1.4 million and $1.3 million for the nine months ended December 31, 2005 and 2004, respectively.

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

At the time of Northwest’s bankruptcy filing on September 14, 2005, Mesaba estimated that Northwest owed Mesaba approximately $31.9 million under the ASA and related agreements, net of amounts that Mesaba owed to Northwest under these agreements (principally for aircraft fuel). After analyzing the collectibility of the prepetition receivables due to Mesaba from Northwest, the Company concluded that it was necessary to establish a reserve of $31.9 million for amounts that Mesaba may not ultimately collect from Northwest.  To arrive at its prepetition receivable, amounts owed by Northwest to Mesaba on September 14, 2005 were offset by amounts owed by Mesaba to Northwest on that date of $7.0 million.  In concluding that this offsetting of balances was appropriate, Mesaba followed the guidance provided in Financial Accounting Standards Board (“FASB”) Interpretation No. 39 Offsetting of Amounts Related to Certain Contracts.  Mesaba’s provision for the loss associated with Northwest’s bankruptcy of $31.9 million is included in “Impairment and other charges” in the accompanying condensed consolidated statements of operations.  As of December 31, 2005, Mesaba updated its reserve balance to $29.9 million, based on revised estimates of $38.6 million owed by Northwest to Mesaba and $8.7 owed by Mesaba to Northwest.  The decrease in the reserve of $2.0 million recorded by Mesaba during the three months ended December 31, 2005 has been included in Mesaba’s condensed financial statements (see Note 16).  Although Mesaba recorded the above provision, Mesaba will continue to actively seek reimbursement through the bankruptcy process and any other means, including any future discussions Mesaba may have with Northwest regarding the ASA.

Generally, all amounts that Northwest owed to its creditors at the time of its filing were stayed by the bankruptcy filing. Mesaba’s claims relating to such prepetition amounts are unsecured claims. At any time during Northwest’s bankruptcy proceedings, Northwest has the option to assume or reject the ASA and related agreements, pending approval of the bankruptcy court and a committee representing Northwest’s unsecured creditors. If Northwest assumes the ASA, prepetition amounts owed to Mesaba would become an administrative claim and Mesaba could receive payment in full.  If Northwest rejects the ASA and related contracts, then prepetition amounts owed to Mesaba would remain an unsecured claim, and Mesaba would likely receive only a small percentage of the amounts owed to it, and even then would only receive such amounts after Northwest’s plan of reorganization is approved by its bankruptcy court.  Mesaba believes that, even if Northwest intends to assume the ASA, Northwest will attempt to renegotiate the ASA with Mesaba before Northwest will seek to assume the ASA.  This renegotiation could include a negotiation of the amount that Northwest will ultimately pay Mesaba in settlement of the net prepetition amounts that Northwest owes to Mesaba.  However, the exact nature of Mesaba’s future relationship with Northwest may not be known until such time as Northwest and Mesaba adopt their respective bankruptcy reorganization plans.

Since its bankruptcy filing, Northwest has also proposed and implemented various changes to Mesaba’s fleet.  Northwest idled nine of the Avros operated by Mesaba from Northwest’s schedule effective October 31, 2005.  In addition, Northwest idled an additional three Avros and removed 11 Saabs from the schedule effective January 4, 2006.  Northwest has also notified Mesaba that Northwest intends to remove three Saabs from service in April 2006 and to terminate the remaining Avro leases by the end of calendar 2006 subject to final lease negotiations between Northwest and its lessors.  Finally, Northwest issued a request for proposal for flying up to 126 CRJs and notified Mesaba that if it is not awarded any additional CRJs, Northwest will remove the two CRJs currently operated by Mesaba.  Mesaba intends to compete to operate the additional CRJs.  However, Mesaba also expects that its competitors, many with greater financial resources, will also seek to operate such aircraft.

Mesaba Bankruptcy Filing

Northwest’s missed payments to Mesaba and Northwest’s actions regarding its fleet and schedule changes adversely affected Mesaba.  Specifically, Mesaba determined that due to Northwest’s failure to make the September 12, 2005 payment, the deductions taken by Northwest against subsequent payments and the reduced revenues Mesaba would receive because of the fleet and schedule changes dictated by Northwest, Mesaba could not sustain its operations outside of court protection under Chapter 11 of the Bankruptcy Code.  As a result, on October 13, 2005 (the “Petition Date”), Mesaba filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code.  Mesaba continues to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as a debtor-in-possession, Mesaba is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

All of Mesaba’s vendors are being paid for all goods furnished and services provided to Mesaba after the Petition Date in the ordinary course of business. However, under Section 362 of the Bankruptcy Code, actions to collect most of Mesaba’s prepetition liabilities are automatically stayed, except for liabilities relating to certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract. Under Section 1110 of the Bankruptcy Code, actions to collect such aircraft-related prepetition liabilities are automatically stayed for 60 days after the Petition Date (in Mesaba’s case, until December 12, 2005), except under two conditions: (a) the debtor may extend the 60-day period by agreement with the relevant financier or lessor and with court approval; or (b) the debtor may agree to perform all of the obligations under the applicable lease or financing and cure any defaults as required under the Bankruptcy Code. If neither of these conditions is met, the lessor or financier may demand the return of the aircraft and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such property.

Under Section 365 of the Bankruptcy Code, Mesaba may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions.  In general, if Mesaba rejects an executory contract or unexpired lease, it is treated as a prepetition breach of the lease or contract in question and, subject to certain exceptions, relieves Mesaba of performing any future obligations. However, such a rejection entitles the lessor or contract counterparty to a prepetition general unsecured claim for damages caused by such deemed breach and, accordingly, the counterparty may file a claim against Mesaba for such damages. As a result, liabilities subject to compromise are likely to change in the future as a result of damage claims created by Mesaba’s rejection of various aircraft leases, executory contracts and unexpired leases. Generally, if Mesaba assumes an aircraft financing agreement, executory contract or unexpired lease, Mesaba is required to cure existing defaults under such contract or lease as a condition to such assumption.

On January 12, 2006, the Bankruptcy Court approved Mesaba’s rejection of the leases for 11 Saab B model aircraft leased from Pinnacle.  The Bankruptcy Court has granted Mesaba an extension of the time in which Mesaba must make decisions regarding the remaining Saab and Avro aircraft. Because the remaining Avro, Saab B+ and CRJ models are subleased from Northwest, Mesaba’s decision with respect to such aircraft will be timed with Northwest’s fleet plans during bankruptcy.

Pursuant to Mesaba’s request for debtor-in possession financing, Holdings has provided a commitment letter and term sheet to Mesaba for such financing.  The total commitment amount under the commitment letter and term sheet is for $35 million of secured debtor-in-possession financing, of which $15 million would be available subject to usual and customary conditions to funding.  The incremental $20 million would be available upon the satisfaction of certain additional conditions, including Mesaba’s delivery of an acceptable five-year business plan by April 1, 2006.  The commitment letter, term sheet and the financing to be provided thereunder are subject to approval by the Bankruptcy Court.  The hearing to approve final debtor-in-possession financing was extended and is now scheduled to be heard by the Bankruptcy Court on March 14, 2006.  The automatic stay in Mesaba’s bankruptcy case effectively allowed Mesaba to withhold payment on certain prepetition amounts owed by Mesaba to its creditors.  As a result, absent any additional adverse actions by Northwest with respect to its payments owed to Mesaba, Mesaba expects that it will have sufficient cash to fund its operations through the end of the fiscal year, after which debtor-in-possession financing should be available either through Holdings or another provider.

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

It is possible that the relationship between Mesaba and Northwest may be altered during the course of the Northwest and Mesaba bankruptcy proceedings; however, it is too early in that process to predict whether there will be any alterations, what such alterations might be, or what the impact might be to Mesaba’s operations.  Mesaba’s condensed balance sheet at December 31, 2005 (see Note 16) includes various items that could be impacted as a result of changes to Mesaba’s relationship with Northwest and its fleet composition, including inventory, aircraft and ground handling equipment, maintenance and other accruals. As Mesaba’s and Northwest’s bankruptcy processes continue, Mesaba will further evaluate these and other items for adjustments.

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

Based on results of the interim test performed at September 30, 2005, the Company determined that goodwill was impaired and recorded an impairment charge of approximately $2.5 million.  The impairment charge was recorded in “Impairment and other charges” in the condensed consolidated statements of operations during the quarter ended September 30, 2005.  Based on its analysis, the Company determined that the air carrier certificate and pilot labor contract were not impaired, but will continue to monitor the intangible assets at Big Sky for potential impairment in the future.

Goodwill and other intangible assets and related accumulated amortization were as follows, in thousands:

	December 31, 2005			March 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Indefinite-lived assets:
Air carrier certificate	$925		$925	$925		$925
Goodwill	—		—	2,503		2,503
Amortizable intangible asset:
Pilot labor contract	2,840	(1,251)	1,589	2,840	(946)	1,894
	$3,765	$(1,251)	$2,514	$6,268	$(946)	$5,322

The amortizable intangible asset is being amortized over its estimated period of benefit of seven years on a straight-line basis.  Intangible asset amortization expense for the three and nine months ended December 31, 2005 and 2004 was $0.1 million and $0.3 million, respectively.

5.     Investments

Investments consist principally of government, agency, corporate and municipal securities and are classified as available-for-sale.  Fair value of investments is determined based on quoted market prices.  The Company classifies investments with an original maturity of more than 90 days that mature within one year as short-term and greater than one year as long-term.

As of December 31, 2005 and March 31, 2005, cash, cash equivalents, short-term and long-term investments totaled $113.2 million (excluding $37.4 million held by Mesaba due to Mesaba’s deconsolidation as of October 13, 2005 which are reported separately in Note 16) and $170.9 million (including such cash and investments for Mesaba), respectively.

Amortized cost, gross unrealized gains and losses and fair value of short and long-term investments classified as debt securities available-for-sale were as follows, in thousands:

	December 31, 2005	March 31, 2005
Amortized cost	$37,771	$113,346
Gross unrealized gains	10	3
Gross unrealized losses	(29)	(440)
Fair value	$37,752	$112,909

For the three and nine months ended December 31, 2005, gross realized losses were $0.2 million as the Company incurred some losses when it changed its investment portfolio focus from municipal securities to taxable securities.  For the three and nine months ended December 31, 2004, gross realized gains and losses were insignificant as the Company generally holds the fully amortized bonds to maturity.

6.     Impairment and Other Charges

Impairment and other charges for the three and nine months ended December 31, 2005 were as follows, in thousands:

	Three Months Ended December 31, 2205	Nine Months Ended December 31, 2005	Refer to Note
Cancellation of Northwest warrants	—	$2,106	2
Provision for loss associated with Northwest bankruptcy filing	—	31,900	3
Impairment of Big Sky goodwill	—	2,503	4
Provision for guarantee of Cincinnati hangar lease	4,759	4,759	14
	$4,759	$41,268

Mesaba reduced impairment and other charges $2.0 million in third quarter of fiscal 2006 to adjust the Northwest bad debt reserve to $29.9 million from $31.9 million primarily due to additional offsetting liabilities owed by Mesaba to Northwest.  The $2.0 million reduction was determined after the deconsolidation of Mesaba on October 13, 2005 (see Note 3) and is reflected in Mesaba’s condensed financial statements (see Note 16).

During the three months ended December 31, 2005, Holdings recorded a $4.8 million charge classified in impairment and other charges in the statement of operations for the vacated Cincinnati/Covington hangar (see Note 14).  The reserve was established because Mesaba vacated the hangar in October 2005 and Holdings is the guarantor of the facility.  The accrual assumes that the facility will remain vacant for the next two years, during which time Holdings will continue to make bond and lease payments, and that thereafter the facility will be subleased at a 20% discount.

7.     Supplemental Cash Flow Information

	Nine Months Ended
	December 31
		2004
		(As restated-
	2005	see Note 15)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (refund received) during period for:
Interest	$52	$57
Income taxes	(783)	4,199

SUPPLEMENTAL NON CASH ACTIVITY:
Effect of deconsolidation of Mesaba Aviation, Inc.:
Short-term investments	$2,799	—
Restricted cash and cash equivalents	6,921	—
Accounts receivable, net	31,817	—
Inventories, net	11,236	—
Prepaid expenses and deposits	5,476	—
Deferred income taxes and other	22,446	—
Property and equipment, net	35,608	—
Long-term investments and other	11,587	—
Accounts payable and accrued liabilities	(87,560)	—
Other noncurrent liabilities	(3,936)	—

8.     Nonoperating Income

In the first quarter of fiscal 2006, the Company recognized $1.8 million as nonoperating income as a result of a favorable arbitration settlement with a former investment advisor.

9.     Income Taxes

During the first quarter of fiscal 2005, the Company received verification of a final settlement with the Internal Revenue Service (“IRS”) concerning the IRS’ examination of the Company’s fiscal 1995 and 1996 income tax returns.  As a result of this settlement, the Company reduced its income tax payable and tax provision by $1.2 million in the first quarter of fiscal 2005.

During the second quarter of fiscal 2006, in connection with the $31.9 million provision for the loss associated with the Northwest bankruptcy filing, Mesaba recorded a deferred tax benefit of $11.3 million, which represents the future federal and state income tax deductions provided to Mesaba from this loss.

As a result of the deconsolidation of Mesaba in the third quarter of fiscal 2006, all of Mesaba’s net deferred tax assets are no longer presented in the accompanying condensed consolidated balance sheet at December 31, 2005 but remain a part of Mesaba’s condensed financial statements at December 31, 2005 (see Note 16).

As of December 31, 2005 Mesaba has not recorded a valuation allowance for any of Mesaba’s deferred tax assets as Mesaba believes that it is more likely than not that all of the deferred tax assets will be realized.  Mesaba made this assessment based on the weight of the available evidence, which consisted principally of the following: (1) taxable income in prior carryback years (estimated to aggregate approximately $18.0 million in fiscal 2005 and 2004), (2) tax-planning strategies (including switching the Company’s investment portfolio from tax-exempt municipal securities to taxable investments) and (3) estimated future taxable income exclusive of reversing temporary differences and carryforwards.  Mesaba will be required to update its estimates of future taxable income based upon additional information management obtains as Mesaba completes its bankruptcy reorganization plan.  As a result, realization of Mesaba’s deferred tax assets will be dependent upon Holdings’ and Mesaba’s ability to generate sufficient future income within the 20 year carryforward period as long as Mesaba continues to be an 80%-owned subsidiary of Holdings, and those estimates could change materially in future periods as all available evidence, both positive and negative, is assessed.  Based on the analysis at December 31, 2005, Mesaba believes it will generate sufficient future income to realize the deferred tax assets.

10.   Stock Options

The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  The Company has issued stock options to key employees and directors.  As such, the Company records compensation expense for stock options and awards only if the exercise price is less than the fair market value of the stock on the measurement date.

For purposes of the pro forma disclosures of compensation expense under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company uses the Black-Scholes option model to estimate the fair value of options.

The following information summarizes the pro forma effects assuming compensation for such awards had been recorded based upon the estimated fair value for the periods ended December 31, in thousands, except per share information:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2005	2004	2005	2004
Net (loss) income as reported	$(4,458)	$1,493	$(28,761)	$9,093
Add: Stock-based employee compensation expense (reduction) included in reported net (loss) income, net of related tax effects	—	503	(957)	116
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(123)	(275)	(473)	(983)
Pro forma net (loss) income	$(4,581)	$1,721	$(30,191)	$8,226

(Loss) earnings per common share – basic:
As reported	$(0.22)	$0.07	$(1.40)	$0.44
Pro forma	$(0.22)	$0.08	$(1.47)	$0.40
(Loss) earnings per common share – diluted:
As reported	$(0.22)	$0.07	$(1.40)	$0.43
Pro forma	$(0.22)	$0.08	$(1.47)	$0.39

In December 2002, the Company repriced stock options to purchase 745,000 shares of the Company’s common stock with exercise prices ranging from $9.05 to $18.00 to an exercise price of $5.97, which represented the fair market value of the Company’s stock on the date of the repricing.  As of December 31, 2005, 404,782 repriced options were outstanding.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company adopted variable plan accounting for these options from the date of the repricing.  For the three months ended December 31, 2005, the Company did not record any compensation expenses or any reduction to compensation expense.  The Company recorded compensation expense of $0.9 million for the three months ended December 31, 2004.  For the nine months ended December 31, 2005 and 2004, the Company recorded a reduction to compensation expense of $1.4 million and compensation expense of $0.2 million, respectively.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which requires all public companies accounting for share-based payment transactions to account for these types of transactions using a fair-value-based method.  SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25.  SFAS No. 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the statement of cash flows rather than as operating activities as is currently permitted.  SFAS No. 123(R) becomes effective as of the beginning of the first fiscal year beginning after June 15, 2005.

The Company expects to adopt SFAS No. 123(R) on April 1, 2006 using the modified-prospective method.  Under this transition method, the Company will record compensation expense for all awards it grants on a straight-line basis over the vesting period.  In addition, the Company will record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of the adoption.  The Company has not completed its assessment of the impact of SFAS No. 123(R) on its financial condition or results of operations.

11.   Earnings (Loss) Per Share

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

The following table reconciles the number of shares utilized in the condensed consolidated earnings (loss) per share calculations for the periods ended December 31, in thousands:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2005	2004	2005	2004
Net (loss) income	$(4,458)	$1,493	$(28,761)	$9,093
For earnings (loss) per common share - basic:
Weighted average number of issued shares outstanding	20,592	20,524	20,581	20,483
Effect of dilutive securities:
Computed shares outstanding under the Company’s stock option plan utilizing the treasury stock method	—	424	—	369
Computed shares outstanding under warrants issued utilizing the treasury stock method	—	175	—	144
For earnings (loss) per common share - diluted:
Weighted average common shares and potentially dilutive common shares	20,592	21,123	20,581	20,996

Antidilutive options and warrants	5,680	3,505	4,553	3,505

12.   Consolidated Comprehensive Income

The following table presents the calculation of comprehensive income.  The components of comprehensive income for the periods ended December 31 were as follows, in thousands:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2005	2004	2005	2004
Net income (loss)	$(4,458)	$1,493	$(28,761)	$9,093
Unrealized gains (losses) on investments classified as available for sale, net of tax	117	(136)	232	(46)
Comprehensive income (loss)	$(4,341)	$1,357	$(28,529)	$9,047

13.   Segment Information

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  SFAS No. 131 establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers.  The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  Although Mesaba has been deconsolidated from the Company’s condensed consolidated financial statements as of the Petition Date, the segment information presented below continues to include Mesaba in accordance with SFAS No. 131 and related guidance for equity-method investees.  Mesaba’s results of operations after the Petition Date are included in the “Holdings and Eliminations” column.  Operating segment information for Mesaba, Big Sky and Holdings for the periods ended December 31 were as follows, in thousands:

	Mesaba	Big Sky	Eliminations	Consolidated
Three Months Ended December 31, 2005:
Operating revenues	$102,708	$5,296	$(86,757)	$21,247
Operating expenses	98,207	6,504	(76,404)	28,307
Depreciation and amortization	2,718	230	(2,337)	611
Interest expense	—	112	(94)	18
Reorganization items, net	3,156	—	(3,156)	—
Income (loss) before income taxes	1,635	(1,320)	(6,708)	(6,393)
Capital expenditures	1,823	156	—	1,979
At end of period:
Current assets	104,970	4,332	2,442	111,744
Total assets	151,956	9,833	14,696	176,485
Current liabilities	58,713	9,761	(55,754)	12,720
Total stockholders’ equity (deficit)	48,531	(811)	115,162	162,882
Three Months Ended December 31, 2004:
Operating revenues	107,817	3,718	—	111,535
Operating expenses	104,232	4,273	1,184	109,689
Depreciation and amortization	3,947	183	4	4,134
Interest expense	—	65	(49)	16
Income (loss) before income taxes	3,703	(495)	(559)	2,649
Capital expenditures (sales)	2,435	(36)	—	2,399
At end of period:
Current assets	73,493	2,510	109,091	185,094
Total assets	119,118	9,332	149,097	277,547
Current liabilities	70,924	5,751	(276)	76,399
Total stockholders’ equity	42,367	2,992	149,303	194,662
Nine Months Ended December 31, 2005:
Operating revenues	322,595	14,998	(86,757)	250,836
Operating expenses	356,505	20,619	(78,084)	299,040
Depreciation and amortization	9,572	676	(2,328)	7,920
Interest expense	—	265	(215)	50
Reorganization items, net	3,156	—	(3,156)	—
Income (loss) before income taxes	(36,334)	(5,808)	(1,512)	(43,654)
Capital expenditures	7,123	544	(1,484)	6,183
Nine Months Ended December 31, 2004:
Operating revenues	320,467	11,279	—	331,746
Operating expenses	305,629	13,619	626	319,874
Depreciation and amortization	10,641	589	12	11,242
Interest expense	—	210	(160)	50
Income (loss) before income taxes	14,998	(2,408)	984	13,574
Capital expenditures	7,472	32	—	7,504

14.   Commitments and Contingencies

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

On August 13, 2004, relying on the District Court’s declaratory judgment ruling, Saab Leasing filed a separate action in the District Court alleging approximately $35 million in damages for past due and future aircraft lease obligations.  Mesaba denied the allegations in Saab Leasing’s complaint and contended that it had fulfilled and would continue to fulfill its existing obligations.

On May 19, 2005, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court’s declaratory judgment ruling.  Despite the Eighth Circuit’s ruling, Mesaba believes, based on advice from its legal counsel, that it has defenses in the damages case that will limit Saab Leasing’s ability to recover damages.  Nevertheless, there can be no assurance that the District Court in the damages case will agree with Mesaba’s analysis.  Therefore, the ultimate outcome of this dispute cannot be predicted with certainty.  On September 9, 2005, the District Court heard oral arguments on Saab Leasing’s and Mesaba’s cross-motions for summary judgment.  The District Court did not rule on these motions prior to Mesaba’s bankruptcy petition.

On October 14, 2005, Mesaba notified the District Court that Mesaba applied for debtor protection under Chapter 11 of the Bankruptcy Code and that such application operates to automatically stay the continuation of the Saab Leasing matter.  On October 27, 2005, Saab Leasing filed with the Bankruptcy Court a motion for relief from the automatic stay.  On January 19, 2006, the Bankruptcy Court denied Saab Leasing’s motion and held that Saab Leasing could not continue with the case until at least May 1, 2006.  If and when the case proceeds, the amount of any damages award to Saab Leasing would be deemed an unsecured prepetition claim against Mesaba.  As of December 31, 2005, Mesaba had not established any accrual with regard to this litigation within its condensed financial statements (see Note 16).

Other Litigation Matters

Mesaba is also a defendant in various lawsuits arising in the ordinary course of business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, it is the opinion of Mesaba’s management based on current information and legal advice that the ultimate disposition of these suits will not have a material adverse effect on the separate financial statements of Mesaba or the consolidated financial statements of the Company as a whole.

Guaranty

Mesaba currently leases a hangar facility at the Cincinnati/Covington airport.  Holdings has unconditionally guaranteed full and prompt payment of the bonds associated with the initial financing of the facility.  In October 2005, following its bankruptcy filing, Mesaba vacated the facility due to the reduced number of Avros that will require maintenance in the future.  Mesaba also filed a motion with the Bankruptcy Court to reject the lease associated with this facility, but later withdrew the motion to allow Holdings sufficient time to negotiate an assignment of the lease to a third party.  Mesaba received a 180 day extension (until the earlier of June 10, 2006 or the confirmation of a reorganization plan) on the period in which it must determine whether to assume or reject the hangar lease.  In accordance with Holdings’ guaranty, Holdings has made the required bond and ground lease payments due since November 2005.  If Mesaba ultimately rejects the lease in bankruptcy and Holdings is unable to find an alternate sublessee for the facility or successfully negotiate a satisfactory resolution for the repayment of the bonds, Holdings could be required to pay the full amount of the bonds outstanding, which is currently estimated to be approximately $13.0 million.  It is also possible that the guaranty could be construed to require Holdings to pay the remaining amounts due on the ground lease, which has a term through September 2029.  The ground lease payment is currently approximately $0.1 million per year.

Because Mesaba vacated the hangar in October 2005 and Holdings is the guarantor of the facility, Holdings is currently seeking other sublessors to lease the facility.  As of December 31, 2005, Holdings established a $4.8 million accrual related to this guaranty, which assumes that the facility will remain vacant for the next two years, during which time Holdings will continue to make bond and lease payments, and that thereafter Holdings will be able to sublease the facility at a 20% discount.  Holdings will reassess this reserve in future periods as material developments occur.

15.   Restatements

Accounting for Pass-Through Costs

Subsequent to the issuance of its consolidated financial statements for the year ended March 31, 2005 and the quarter ended June 30, 2005, the Company’s management determined that two categories of pass-through costs under the ASA with Northwest were not presented in accordance with Emerging Issues Task Force (“EITF”)  No. 99-19, Reporting Revenue Gross as a Principal vs. Net as an Agent, and EITF No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.  First, the Company determined that certain landing fees reimbursed by Northwest had not been recognized in the Company’s consolidated statements of operations but should have been recorded as both operating revenue and operating expense in prior periods.  Second, the Company determined that aircraft fuel purchased from Northwest for the Saabs should have been shown as a reduction of revenue rather than as an operating expense in prior periods.  As a result of these misstatements, passenger revenues, aircraft fuel expense, and landing fees expense have been restated from amounts previously reported. The restatement had no effect on previously reported operating income, income before income taxes, net income, earnings per share, net cash flows or the Company’s financial condition.

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

16.   Financial Information of Mesaba Aviation, Inc.

The following condensed financial statements of Mesaba have been prepared in conformity with SOP 90-7, which requires that liabilities subject to compromise by the Bankruptcy Court be segregated from liabilities not subject to compromise, and that all transactions directly associated with the reorganization be identified. Liabilities subject to compromise include pre-petition unsecured claims that may be settled at amounts that differ from those recorded in Mesaba’s condensed financial statements.

The financial information is also prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. However, as a result of the bankruptcy filing, such realization of assets and liquidation of liabilities is subject to significant uncertainty.

As discussed in Note 1, Holdings has deconsolidated Mesaba, its wholly-owned subsidiary, from Holdings’ December 31, 2005 consolidated balance sheet and third quarter and year-to-date consolidated statement of operations and cash flows since Mesaba’s bankruptcy filing on October 13, 2005.  Holdings’ investment in Mesaba is accounted for and reported on the equity method of accounting subsequent to the October 13, 2005 deconsolidation date as required by GAAP and SEC guidance.  All of Holdings’ previously reported consolidated balance sheets, statements of operations and cash flows prior to October 13, 2005 continue to include Mesaba’s financial position, results of operations and cash flows.

MESABA AVIATION, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED BALANCE SHEETS

(in thousands)
(Unaudited)

	December 31	March 31
	2005	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,971	$20,357
Short-term investments	2,961	—
Restricted cash and cash equivalents	6,719	—
Accounts receivable, net of reserves of $30,641 and $568	33,020	29,163
Inventories, net	10,638	10,329
Prepaid expenses and deposits	6,211	4,777
Deferred income taxes and other	22,396	11,246
Intercompany receivable from Holdings	54	54
Total current assets	104,970	75,926

PROPERTY AND EQUIPMENT:
Flight equipment	96,286	92,300
Other property and equipment	41,428	39,015
Less: Accumulated depreciation and amortization	(103,012)	(94,730)
Net property and equipment	34,702	36,585

NONCURRENT ASSETS:
Long-term investments	11,501	3,615
Other assets, net	783	4,751
	$151,956	$120,877

	December 31	March 31
	2005	2005
LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,220	$17,422
Accrued liabilities:
Payroll	17,231	18,190
Maintenance	20,506	20,082
Deferred income	3,118	2,340
Other current liabilities	11,638	15,546
Total current liabilities	58,713	73,580

OTHER NONCURRENT LIABILITIES	3,187	5,367
Total liabilities not subject to compromise	61,900	78,947

LIABILITIES SUBJECT TO COMPROMISE (A)	41,525	—
Total liabilities	103,425	78,947

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDER’S EQUITY:
Paid-in capital	48,255	16,501
Accumulated other comprehensive loss	(9)	—
Retained earnings	285	25,429
Total shareholder’s equity	48,531	41,930
	$151,956	$120,877

MESABA AVIATION, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
		2004		2004
		(As restated-		(As restated-
	2005	see Note 15)	2005	see Note 15)
OPERATING REVENUES:
Passenger	$93,612	$98,423	$295,697	$295,632
Freight and other	9,096	9,394	26,898	24,835
Total operating revenues	102,708	107,817	322,595	320,467

OPERATING EXPENSES:
Wages and benefits	36,190	34,925	111,745	103,720
Aircraft maintenance	19,841	21,469	63,926	61,827
Aircraft rents	22,699	25,322	73,330	75,204
Landing fees	2,301	2,298	7,343	7,486
Insurance and taxes	1,579	1,469	4,927	5,238
Depreciation and amortization	2,718	3,947	9,572	10,641
Administrative and other	14,879	14,802	53,656	41,513
Impairment and other charges	(2,000)	—	32,006	—
Total operating expenses	98,207	104,232	356,505	305,629
Operating income (loss)	4,501	3,585	(33,910)	14,838

NONOPERATING INCOME (EXPENSE):
Interest income and other	290	118	732	160
Interest expense	—	—	—	—
Reorganization items, net (B)	(3,156)	—	(3,156)	—
Nonoperating income, net	(2,866)	118	(2,424)	160
Income (loss) before income taxes	1,635	3,703	(36,334)	14,998

(PROVISION) BENEFIT FOR INCOME TAXES	(999)	(1,643)	11,190	(6,457)
NET INCOME (LOSS)	$636	$2,060	$(25,144)	$8,541

MESABA AVIATION, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Nine Months Ended
	December 31
		2004
		(As restated-
	2005	see Note 15)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(25,144)	$8,541
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,572	10,641
Amortization of investments	39	—
Amortization of deferred credits	(1,332)	(681)
Loss on disposition of assets	110	133
Deferred income taxes	(11,150)	206
Impairment and other charges	32,006	—
Changes in current operating items:
Accounts receivable	(33,661)	(1,360)
Inventories	(309)	(1,730)
Prepaid expenses and deposits	(1,434)	(1,585)
Accounts payable and other	30,142	3,167
Net cash (used in) provided by operating activities	(1,161)	17,332

CASH FLOWS FROM REORGANIZATION ACTIVITIES:
Reorganization items, net	(3,156)	—
Net cash used in reorganization activities	(3,156)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(6,648)	(1,571)
Sales of investments	5,228	—
Increase (decrease) in restricted cash	(6,719)	—
Purchases of property and equipment	(7,123)	(7,477)
Net cash used in investing activities	(15,262)	(9,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from MAIR Holdings, Inc.	22,193	—
Dividends paid to MAIR Holdings, Inc.	—	(18,000)
Net cash provided by (used in) financing activities	22,193	(18,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,614	(9,716)

CASH AND CASH EQUIVALENTS:
Beginning of period, excluding restricted cash and cash equivalents	20,357	26,988
End of period, excluding restricted cash and cash equivalents	$22,971	$17,272

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (refund received) during period for:
Interest	$—	$7
Income taxes	(339)	283

SUPPLEMENTAL NON CASH FINANCING ACTIVITY:
Capital contribution through transfer of short-term and long-term investments from MAIR Holdings, Inc.	9,507	—

The following table presents Mesaba’s condensed results of operations for the period October 1, 2005 to October 13, 2005 (the date of Mesaba’s Chapter 11 bankruptcy filing) which are included in Mesaba’s results of operations for the three and nine months ended December 31,2005 above and within the Company’s consolidated results of operations prior the deconsolidation:

Operating revenues	$15,876
Operating expenses	14,480
Operating income	1,396
Other non operating income	32
Income before provision for income taxes	1,428
Provision for income taxes	(457)
Net income	$971

(A)

Liabilities subject to compromise in Mesaba’s condensed balance sheet at December 31, 2005 (see Note 16) refers to both secured and unsecured obligations that will be accounted for under a plan of reorganization, including claims incurred prior to the petition date.  They represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 bankruptcy process and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim or other events.

Mesaba has endeavored to notify all of its known or potential creditors whose claims are subject to Mesaba’s Chapter 11 case.  Subject to certain exceptions under the Bankruptcy Code, Mesaba’s Chapter 11 filing automatically stayed the continuation of any judicial or administrative proceedings or other actions against Mesaba or its property to recover on, collect or secure a claim arising prior to the Petition Date.  The deadline for creditors to file proofs of claim with the Bankruptcy Court (the “Bar Date”) is April 11, 2006 for governmental entities and February 28, 2006 for all other creditors.  A proof of claim arising from the rejection of an executory contract or an expired lease must be filed the later of the Bar Date or thirty days from the effective date of any authorized rejection.

The Bankruptcy Court will examine any differences between liability amounts Mesaba has estimated and future claims that are filed by Mesaba’s creditors, and the Bankruptcy Court will make the final determination regarding allowable claims.  The determination of how these liabilities will ultimately be treated will not be known until the Bankruptcy Court approves a plan of reorganization and the claims resolution process is complete, which may occur well after confirmation of a plan of reorganization.  Mesaba will continue to evaluate the amounts of these liabilities through the remainder of the Chapter 11 process.  Mesaba will continue to recognize any additional amounts subject to compromise that Mesaba identifies in the future.  As a result, the amounts of liabilities subject to compromise are subject to change.

Liabilities subject to compromise at December 31, 2005 were as follows, in thousands:

Secured claims	$2,520
Priority tax claims	2,451
Trade and other miscellaneous claims	36,554
$41,525

(B)

Mesaba recorded $3.2 million in reorganization items for the three months ended December 31, 2005 for legal and professional fees incurred related to Mesaba’s bankruptcy and reorganization.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to give effect to the restatements discussed in Note 15 to the condensed consolidated financial statements included in Item 1, and should be read in conjunction with the accompanying condensed consolidated financial statements.  The Company’s operations and financial results are subject to various risks and uncertainties associated with the airline industry.  See “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Overview

The Company’s total operating revenues for the quarter ended December 31, 2005 were $21.2 million, which represented $5.3 million attributed to Big Sky and $15.9 million attributed to Mesaba’s operations between October 1 through October 13, 2005, the date of Mesaba’s bankruptcy filing and MAIR’s deconsolidation of Mesaba’s financial results (see Note 1 to the accompanying condensed consolidated financial statements).  The Company’s operating expenses for the quarter ended December 31, 2005 were $28.3 million, representing $6.5 million from Big Sky, $7.3 million from Holdings, and $14.5 million from Mesaba’s operations from October 1 through October 13, 2005.  The Company recorded a $0.3 million loss in equity in Mesaba for the period from October 13 though December 31, 2005 under the equity method of accounting.  As discussed in Note 6 to the accompanying condensed consolidated financial statements, the Company also recorded $4.8 million in impairment and other charges for the three months ended December 31, 2005.  As a result, the Company recorded a net loss of $4.5 million for the quarter ended December 31, 2005.

Outlook

As discussed in the accompanying Notes to Condensed Consolidated Financial Statements, the Company’s financial results were, and will continue to be, directly impacted by the bankruptcy filings of Northwest and Mesaba.  Northwest’s missed payments to Mesaba prior to and following Northwest’s bankruptcy filing have resulted in Mesaba holding a net unsecured prepetition claim against Northwest for approximately $29.9 million as of December 31, 2005.  In addition to these missed payments, Northwest has also made certain fleet changes that have directly affected Mesaba.  Northwest idled nine Avros operated by Mesaba as of October 31, 2005 and idled an additional three Avros and removed 11 Saabs from the schedule effective January 4, 2006. Northwest also notified Mesaba that Northwest intends to remove three Saabs from service in April 2006 and to terminate the remaining Avro leases by the end of calendar 2006, subject to final negotiations with its lessors.  Finally, Northwest issued a request for proposal for flying up to 126 CRJs and notified Mesaba that if it is not awarded any additional CRJs, Northwest will remove the two CRJs currently operated by Mesaba.  Mesaba intends to compete to operate the additional CRJs.  However, Mesaba also expects that its competitors, many with greater financial resources, will also seek to operate such aircraft.  These fleet changes have resulted in significant uncertainty regarding Mesaba’s future revenue from Northwest.  That uncertainty, along with Mesaba’s deteriorated liquidity as a result of Northwest’s missed payments, resulted in Mesaba filing for bankruptcy protection under Chapter 11 of the Bankruptcy Code on October 13, 2005.

Northwest’s idling and removal of aircraft from Mesaba’s fleet has also forced Mesaba to adjust its costs to compensate for the loss in revenue.  Mesaba has begun to reduce its staffing levels to realign its cost structure, and Mesaba will continue to make adjustments to its workforce as it moves through its own bankruptcy proceeding.  Although certain of these reductions may be made through voluntary employee leaves, Mesaba expects that the majority of these reductions will be obtained through involuntary furloughs.

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

Mesaba expects its fourth quarter fiscal 2006 revenue and earnings to decline significantly due to the idling of the 12 Avros and the removal of 11 Saabs from its fleet.  If Northwest elects to idle or remove the remaining 23 Avros in the fourth quarter of fiscal 2006 rather than by December 2006 as has been indicated, the reduction in Mesaba’s revenue will be greater.  Because of the difficulty in predicting the changes Northwest will ultimately make in its fleet plans, Mesaba is unable to estimate the exact effect of Northwest’s fleet changes on Mesaba’s revenue and earnings.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2005 and 2004

The Company’s consolidated net loss for the quarter ended December 31, 2005 was $4.5 million, or $0.22 per basic and diluted share, compared with net income of $1.5 million, or $0.07 per diluted share, for the quarter ended December 31, 2004.  To allow for an accurate comparison, Mesaba’s results of operations have been analyzed for the entire three month periods ended December 31, 2005 and 2004 excluding the deconsolidation of Mesaba from the Company’s consolidated financial statements as of October 13, 2005, the date of Mesaba’s bankruptcy filing.  Mesaba’s condensed financial statements on a stand-alone basis are presented in Note 16 of the accompanying Notes to Condensed Consolidated Financial Statements.  Comparative information on operations for the three months ended December 31 follows.

Mesaba

Mesaba’s operating statistics for the three months ended December 31 were as follows:

	2005	2004	Change
Passengers	1,369,532	1,412,966	(3.1)%
Available seat miles (000s)	670,102	793,269	(15.5)%
Revenue passenger miles (000s)	459,739	511,531	(10.1)%
Load factor	68.6%	64.5%	4.1	pts
Block hours flown	70,849	74,997	(5.5)%
Departures	49,576	52,423	(5.4)%
Revenue per ASM	$0.153	$0.136	12.5%
Cost per ASM	$0.147	$0.131	12.2%
Cost per ASM (excluding impairment and other charges)	$0.150	$0.131	14.5%
Aircraft in service (average)	94	99	(5)

Mesaba Operating Revenues  Total operating revenues decreased 4.7% in the third quarter of fiscal 2006 to $102.7 million from $107.8 million in the prior year quarter.  The decrease is largely attributed to a $9.4 million decrease resulting from a 24.5% decrease in Avro block hours.  These decreases were offset by a $2.0 million increase in Saab revenue resulting from a 3.1% increase in rate per ASM and a 5.3% increase in passengers and $2.6 million of additional revenue from operating the CRJs, which were not in operation in the prior quarter.

Mesaba Operating Expenses  Total operating expenses decreased 5.8% in the third quarter of fiscal 2006 to $98.2 million from $104.2 million in the prior year quarter.  The decrease in expenses was primarily due to decreases of $2.6 million in aircraft rentals, $1.6 million in aircraft maintenance, $2.0 million in allowance for bad debt and $1.2 million in depreciation expenses.  The decrease was offset by increases of $1.3 million in wages and benefits, $0.1 million in both insurance and taxes and other expenses.  Mesaba’s operating costs per ASM for the three months ended December 31 were as follows:

	2005		2004
Wages and benefits	5.4	¢	4.4	¢
Aircraft maintenance	3.0		2.7
Aircraft rents	3.4		3.2
Landing fees	0.4		0.3
Insurance and taxes	0.2		0.2
Depreciation and amortization	0.4		0.5
Administrative and other	2.2		1.8
Impairment and other charges	(0.3)		—
	14.7	¢	13.1	¢

Wages and benefits increased 3.7% to $36.2 million in the third quarter of fiscal 2006 from $34.9 million in the prior year quarter, primarily due to expenses related to increased pilot wage rates and instructor costs and an increase of salaried personnel due to the addition of the CRJs.

Aircraft maintenance, excluding wages and benefits, decreased 7.9% to $19.8 million in the third quarter of fiscal 2006 from $21.5 million in the prior year quarter, primarily due to a reduction of 24.5% in Avro block hours.

Aircraft rents decreased 10.3% to $22.7 million in the third quarter of fiscal 2006 from $25.3 million in the prior year quarter, primarily due to the nine Avro aircraft idled by Northwest effective October 31, 2005 (for which Northwest agreed to waive the required lease payments) and reduced postpetition lease rates on the 11 Saabs removed from service in January 2006, partially offset by the addition of two CRJ aircraft.

Landing fees remained relatively constant quarter-over-quarter.  Although Northwest is responsible for the Avro landing fees for Mesaba’s operations, Mesaba pays several airports directly, and Northwest reimburses Mesaba for such payments.  The reimbursement from Northwest for these Avro landing fees was $0.8 million for each of the three months ended December 31, 2005 and 2004, and is recorded as both landing fees expense and passenger revenue in Mesaba’s condensed statements of operations.

Insurance and taxes increased 6.7% to $1.6 million in the third quarter of fiscal 2006 from $1.5 million in the prior year quarter, primarily due to an increase of $0.2 million in property tax expense.  This increase was partially offset by decreases in liability insurance due to reduced flying.

Depreciation and amortization decreased 30.8% to $2.7 million in the third quarter of fiscal 2006 from $3.9 million in the prior year quarter primarily due to fully depreciated assets and a reduction in capital expenditures.

Administrative and other expenses increased 0.7% to $14.9 million in the third quarter of fiscal 2006 from $14.8 million in the prior year quarter, primarily due to increased glycol expenses, ground handling costs, training, maintenance-related travel and professional fees, partially offset by the reversal of certain accruals related to Northwest.

Impairment and other charges was reduced $2.0 million in third quarter of fiscal 2006 to adjust the Northwest bad debt reserve to $29.9 million from $31.9 million, primarily due to additional offsetting liabilities owed by Mesaba to Northwest.

Mesaba incurred fuel expenditures of $5.1 million, or 0.8 cents per ASM, in the third quarter of fiscal 2006.  In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal vs. Net as an Agent, these costs are classified as a reduction from revenue in Mesaba’s statements of operations.  Aircraft fuel remained relatively constant quarter-over-quarter.  Mesaba’s actual cost of fuel for the Saab aircraft, including taxes and pumping fees, was 83.5 cents per gallon for both periods.  Mesaba’s actual cost of fuel for the CRJs, including taxes and pumping fees, was 70 cents per gallon.  These prices are fixed under the terms of the ASA, thereby insulating Mesaba from fluctuations in the market price of fuel.  Northwest is responsible for all fuel for Mesaba’s Avro operations.

Reorganization items for the three months ended December 31, 2005 were $3.2 million, resulting from legal and professional fees incurred related to Mesaba’s bankruptcy and reorganization.

Mesaba’s effective tax rate was 61.1% for the third quarter of fiscal 2006 as compared to 44.4% in the prior year quarter.  This increase in rate was due principally to the difference between the book income and the level of nondeductible bankruptcy and reorganization costs recorded in the third quarter of fiscal 2006. The Company adjusts its effective tax rate quarterly based on forecasted operating results in the fiscal year.  The rate is affected principally by the level of nondeductible expenses relative to projected taxable income.

Big Sky

Big Sky’s operating statistics for the three months ended December 31 were as follows:

	2005	2004	Change
Passengers	28,972	22,350	29.6%
Available seat miles (000s)	19,823	14,101	40.6%
Revenue passenger miles (000s)	8,158	5,563	46.6%
Load factor	41.2%	39.5%	1.7	pts
Block hours flown	5,405	3,982	35.7%
Departures	5,265	4,813	9.4%
Revenue per ASM	$0.267	$0.264	1.1%
Cost per ASM	$0.328	$0.303	8.3%
Cost per ASM (excluding impaiment and other charges)	$0.328	$0.303	8.3%
Aircraft in service (average)	10	9	1

Big Sky Operating Revenues  Total operating revenues increased 43.2% to $5.3 million in the third quarter of fiscal 2006 from $3.7 million in the prior year quarter due to a $1.2 million quarter-over-quarter increase in passenger revenue as a result of increased passengers and average passenger fares.  During the quarter, the passenger load factor increased 1.7 points and the average passenger fare increased $22.

Big Sky Operating Expenses  Total operating expenses increased 51.2% in the third quarter of fiscal 2006 to $6.5 million from $4.3 million in the prior year quarter as a result of the cost associated with incremental flying and the impact of higher fuel prices.  The average system fuel price per gallon rose 60 cents, from $1.90 in the third quarter of fiscal 2005 to $2.50 in the third quarter of fiscal 2006.

Consolidated

Nonoperating Income (Expense)  Nonoperating income decreased to $0.7 million in the third quarter of fiscal 2006 from $0.8 million in the prior year quarter due to lower interest income as a result of fewer funds invested at Holdings.

Impairment and Other Charges Impairment and other charges for the three months ended December 31, 2005 were $4.8 million due to the accrual related to the required ground lease and bond payments for the Cincinnati/Covington airport facility guaranteed by Holdings.

Provision for Income Taxes  The Company’s effective tax rate was 35.5% for the third quarter of fiscal 2006 as compared to 43.6% in the prior year quarter.  The Company adjusts its effective tax rate quarterly based on forecasted operating results in the fiscal year.  The rate is affected principally by the level of nondeductible expenses, including reorganization charges, relative to projected taxable income.

Nine Months Ended December 31, 2005 and 2004

The Company’s consolidated net loss for the nine months ended December 31, 2005 was $28.8 million, or $1.40 per basic and diluted share, compared with net income of $9.1 million, or $0.43 per diluted share, for the nine months ended December 31, 2004.  To allow for an accurate comparison, Mesaba’s results of operations have been analyzed for the entire nine months ended December 31, 2005 and 2004 excluding the deconsolidation of Mesaba from the Company’s consolidated financial statements as of October 13, 2005, the date of Mesaba’s bankruptcy filing.  Mesaba’s condensed financial statements on a stand-alone basis are presented in Note 16 of the accompanying Notes to Condensed Consolidated Financial Statements.  Comparative information on operations for the nine months ended December 31 was as follows.

Mesaba

Mesaba’s operating statistics for the nine months ended December 31 were as follows:

	2005	2004	Change
Passengers	4,370,798	4,290,221	1.9%
Available seat miles (000s)	2,196,688	2,307,487	(4.8)%
Revenue passenger miles (000s)	1,489,980	1,528,489	(2.5)%
Load factor	67.8%	66.2%	1.6	pts
Block hours flown	216,178	218,688	(1.1)%
Departures	155,803	156,383	(0.4)%
Revenue per ASM	$0.147	$0.139	5.7%
Cost per ASM	$0.162	$0.132	22.7%
Cost per ASM (excluding impairment and other charges)	$0.148	$0.132	12.1%
Aircraft in service (average)	98	98	—

Mesaba Operating Revenues  Total operating revenues increased 0.7% in fiscal 2006 to $322.6 million from $320.5 million in the prior year period.  The increase is attributed to a $5.6 million increase in Saab revenue resulting from a 4.1% increase in rate per ASM and increased passengers, $2.8 million in CRJ flying and a $2.1 million increase in additional ground handling revenue in Detroit and Minneapolis/St. Paul.  These increases are offset by a $7.7 million decrease in Avro revenue due to a 7.5% decrease in block hours and a $0.8 million decrease in the incentive bonus accrual.

Mesaba Operating Expenses  Total operating expenses increased 16.7% in fiscal 2006 to $356.6 million from $305.6 million in the prior year period.  The increase in expenses was primarily due to the $29.9 million charge to establish a reserve on the unsecured prepetition receivables due from Northwest (net of certain offsetting liabilities) as a result of the September 2005 Northwest bankruptcy filing.  The increase was also due to $7.0 million of expenses related to increased consulting costs and training costs incurred for CRJ certification, costs related to contingency planning for Northwest’s mechanics’ strike and bankruptcy planning, and higher ground handling cost.  Mesaba’s operating costs per ASM for the nine months ended December 31 were as follows:

	2005		2004
Wages and benefits	5.1	¢	4.5	¢
Aircraft maintenance	2.9		2.7
Aircraft rents	3.3		3.3
Landing fees	0.3		0.3
Insurance and taxes	0.2		0.2
Depreciation and amortization	0.5		0.5
Administrative and other	2.4		1.7
Impairment and other charges	1.5		—
	16.2	¢	13.2	¢

Wages and benefits increased 7.7% to $111.7 million in fiscal 2006 from $103.7 million in the prior year period, primarily due to increased personnel for CRJ operations and additional ground handling, and health and dental expenses.  These increases were partially offset by favorable year-over-year costs associated with the 401(k) benefit plan due to increased costs in the prior year and reduced bonuses due to missing certain operating goals.

Aircraft maintenance, excluding wages and benefits, increased 3.4% to $63.9 million in fiscal 2006 from $61.8 million in the prior year period, partially due to additional costs related to an aging fleet and preparations to return aircraft.  The increase was offset by a 1.1% reduction in total block hours.

Aircraft rents decreased 2.5% to $73.3 million in fiscal 2006 from $75.2 million in the prior year period due a 1.2% year-over-year reduction in aircraft.

Landing fees decreased 2.6% to $7.3 million in fiscal 2006 from $7.5 million in the prior year period due to CRJ operations. Although Northwest is responsible for the Avro landing fees for Mesaba’s operations, Mesaba pays several airports directly and Northwest reimburses Mesaba for such payments.  The reimbursement from Northwest for these Avro landing fees was $2.5 million for each of the nine months ended December 31, 2005 and 2004, and is recorded as both landing fees expense and passenger revenue in Mesaba’s condensed statements of operations.

Insurance and taxes decreased 5.8% to $4.9 million in fiscal 2006 from $5.2 million in the prior year period primarily due to decreased liability insurance due to reduced flying.

Depreciation and amortization decreased 9.4% to $9.6 million in fiscal 2006 from $10.6 million in the prior year period due to fully depreciated assets.

Administrative and other expenses increased 29.4% to $53.7 million in fiscal 2006 from $41.5 million in the prior year period primarily due to training, travel and professional fees related to CRJ certification, increased glycol expenses, contingency planning for Northwest’s mechanics’ strike and bankruptcy planning, all partially offset by the reversal of certain accruals related to Northwest.

Impairment charges of $32.0 million were recorded in fiscal 2006 as a result of establishing a $29.9 million reserve for the unsecured prepetition receivables due from Northwest (net of certain offsetting liabilities) as a result of the September 2005 bankruptcy filing by Northwest and a $2.1 million write-off of the warrants related to the prior Airlink and Jet Agreements.

Mesaba incurred fuel expenditures of $14.6 million, or 0.7 cents per ASM, in fiscal 2006.  In accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal vs. Net as an Agent, these costs are classified as a reduction from revenue in Mesaba’s condensed statements of operations.  Aircraft fuel remained relatively constant year-over-year.  Mesaba’s actual cost of fuel for the Saab aircraft, including taxes and pumping fees, was 83.5 cents per gallon for both periods.  Mesaba’s actual cost of fuel for the CRJs, including taxes and pumping fees, was 70 cents per gallon for both periods.  These prices are fixed under the terms of the ASA, thereby insulating Mesaba from fluctuations in the market price of fuel.  Northwest is responsible for all fuel for Mesaba’s Avro operations.

Big Sky

Big Sky’s operating statistics for the nine months ended December 31 were as follows:

	2005	2004	Change
Passengers	85,527	65,712	30.2%
Available seat miles (000s)	57,134	45,441	25.7%
Revenue passenger miles (000s)	24,372	16,646	46.4%
Load factor	42.7%	36.7%	6.0	pts
Block hours flown	15,337	12,590	21.8%
Departures	15,970	14,928	7.0%
Revenue per ASM	$0.263	$0.249	5.6%
Cost per ASM	$0.361	$0.300	20.3%
Cost per ASM (excluding impairment and other charges)	$0.317	$0.300	5.7%
Aircraft in service (average)	10	9	1

Big Sky Operating Revenues  Total operating revenues increased 32.7% to $15.0 million in fiscal 2006 from $11.3 million in the prior year period.  A 21.8% increase in block hours generated 25.7% more available seat miles and 46.4% more revenue passenger miles year-over-year.  The new Beechcraft 1900D aircraft contributed to flight completion improving from 92.8% in fiscal 2005 to 96.0% in fiscal 2006.  New service was added between Boise, Idaho and both Bozeman, Montana and Jackson Hole, Wyoming.  A new EAS route was added connecting Sheridan, Wyoming and Denver, Colorado.

Big Sky Operating Expenses  Total operating expenses increased 51.4% in fiscal 2006 to $20.6 million from $13.6 million in the prior year period due to an increased level of flying generated by both new service and improved flight completion, increased fuel prices and the $2.5 million goodwill impairment.  The average fuel price year over year increased 38 cents to $1.69 per gallon in fiscal 2006 from $1.31 per gallon in the prior year period.

Consolidated

Nonoperating Income (Expense)  Nonoperating income increased to $4.6 million in fiscal 2006 from $1.7 million in the prior year due to a $1.8 million arbitration settlement with a prior investment advisor and interest income that increased as a result of funds invested at higher interest rates.

Impairment and Other Charges Impairment and other charges for the nine months ended December 31, 2005 were $41.3 million primarily due to the $31.9 million charge to establish a reserve on the unsecured prepetition receivables due from Northwest (net of certain offsetting liabilities) in the second fiscal quarter, the $4.8 million accrual related to the required ground lease and bond payments for the Cincinnati/Covington airport facility, the $2.5 million goodwill impairment charge at Big Sky and the $2.1 million write-off of the warrants related to the prior air services agreements.

Provision for Income Taxes The Company’s effective tax rate was at 34.6% for fiscal 2006 as compared to 33.0% in the prior year.  The Company adjusts it effective tax rate quarterly based on forecasted operating results in the fiscal year.  The rate is affected principally by the level of nondeductible expenses relative to projected taxable income.

In the second quarter of fiscal 2005, the Company reduced its income tax payable and tax provision by $1.2 million as it received verification of a final settlement with the IRS concerning its examination of the Company’s fiscal 1995 and 1996 tax returns.  Without this adjustment, the Company’s effective tax rate would have been 42.4%.

In the second quarter of fiscal 2006, Mesaba recorded a deferred tax benefit of $11.3 million, which represents the future federal and state income tax deductions provided to Mesaba from the loss due to the reserve against the Northwest receivable.

As of December 31, 2005 Mesaba has not recorded a valuation allowance for any of Mesaba’s deferred tax assets as Mesaba believes that it is more likely than not that all of the deferred tax assets will be realized.  Mesaba made this assessment based on the weight of the available evidence, which consisted principally of the following: (1) taxable income in prior carryback years (estimated to aggregate approximately $18.0 million in fiscal 2005 and 2004), (2) tax-planning strategies (including switching the Company’s investment portfolio from tax-exempt municipal securities to taxable investments) and (3) estimated future taxable income exclusive of reversing temporary differences and carryforwards.  Mesaba will be required to update its estimates of future taxable income based upon additional information management obtains as Mesaba completes its bankruptcy reorganization plan.  As a result, realization of Mesaba’s deferred tax assets will be dependent upon Holdings’ and Mesaba’s ability to generate sufficient future income within the 20 year carryforward period as long as Mesaba continues to be an 80%-owned subsidiary of Holdings, and those estimates could change materially in future periods as all available evidence, both positive and negative, is assessed.  Based on the analysis at December 31, 2005, Mesaba believes it will generate sufficient future income to realize the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Unrestricted cash, cash equivalents and investments decreased 33.7% to $113.2 million at December 31, 2005 from $170.8 million at March 31, 2005 primarily due to Holdings’ $31.7 million equity investment in Mesaba and a $12.5 million reduction in cash and cash equivalents resulting from the deconsolidation of Mesaba effective October 13, 2005, the date of Mesaba’s Chapter 11 bankruptcy filing.  The Company’s working capital decreased to $99.0 million at December 31, 2005 compared to working capital of $105.3 million at March 31, 2005.

Unrestricted investments consist principally of government, agency, corporate and municipal securities and are classified as available-for-sale.  Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of shareholders’ equity, except for other-than-temporary impairments, which are reported as a charge to current operations and result in a new cost basis for the investment.  The Company classifies investments with an original maturity date of more than 90 days that mature within one year as short-term and greater than one year as long-term.

Holdings has sufficient cash and liquidity to meet its obligations.

Mesaba

Approximately $28.3 million, or 85.7%, of Mesaba’s accounts receivable balance as of December 31, 2005 was due from Northwest, and this receivable was not collateralized.  Mesaba’s business is sensitive to events and risks affecting Northwest.  On September 14, 2005, Northwest filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code.  Prior to and following its bankruptcy filing, Northwest missed payments to Mesaba, resulting in Mesaba holding an unsecured prepetition claim against Northwest for approximately $29.9 million, net of certain offsetting liabilities.  Since its bankruptcy filing, Northwest has also proposed and implemented various changes to Mesaba’s fleet.  Northwest temporarily idled nine of the Avros operated by Mesaba effective October 31, 2005 and temporarily idled an additional three Avros and removed 11 Saabs

B models effective January 4, 2006.  Northwest also notified Mesaba that Northwest intends to remove three Saabs from service in April 2006 and to terminate the remaining Avro leases by the end of calendar 2006, subject to final negotiations with its lessors.  Finally, Northwest issued a request for proposal for flying up to 126 CRJs and notified Mesaba that if it is not awarded any additional CRJs, Northwest will remove the two CRJs currently operated by Mesaba.  Mesaba intends to compete to operate the additional CRJs.  However, Mesaba also expects that its competitors, many with greater financial resources, will also seek to operate such aircraft.  For a detailed discussion of the Company’s risks related to Northwest and Northwest’s bankruptcy, see “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.  On October 13, 2005 Mesaba filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code.  Mesaba’s future liquidity will depend on the reorganization plan it adopts, among other items.

As of December 31, 2005, Mesaba’s fleet consisted of 91 aircraft covered under operating leases with remaining terms of up to 11 years and aggregate monthly lease payments of approximately $6.5 million.  Mesaba leases or subleases its Saab aircraft, either directly from aircraft leasing companies under operating leases with initial terms of up to seven years or through subleases with Northwest under operating leases with initial terms of up to 17 years.  Mesaba subleases its Avros and CRJs from Northwest under operating leases with initial terms of up to ten years.  If the ASA terminates, the Company’s obligation to continue to pay aircraft leases will simultaneously terminate.  Additionally, because Northwest and Mesaba have both filed for bankruptcy protection, both Northwest’s and Mesaba’s aircraft-related lease obligations are impacted by Section 1110 of the Bankruptcy Code.  If Northwest, in its bankruptcy, rejects certain leases for aircraft operated by Mesaba or alters the fleet to be operated by Mesaba, Mesaba could reject the leases related to such aircraft in its own Chapter 11 case.  To date, Mesaba has rejected the leases for 11 Saabs and has received an extension of the time in which it must make decisions regarding the remaining aircraft leases.  As aircraft are removed from Mesaba’s fleet and leases are terminated, Mesaba will adjust it maintenance accruals for any return conditions, write-off any capitalized aircraft modifications that are returned with the aircraft, and record any estimated damage claim from the rejected leases as a liability subject to compromise.

Big Sky

As of December 31, 2005, Big Sky’s operating fleet consisted of ten operating aircraft and four nonoperating aircraft covered under operating leases with remaining terms of 19 months to 59 months and aggregate monthly lease payments of approximately $0.2 million.  Big Sky leases all of its aircraft.  The leases for nonoperating aircraft allow Big Sky to return the aircraft to the lessor upon the occurrence of certain events and contain purchase options.  Funding of the monthly minimum lease payments is dependent on continued passenger boardings, Big Sky’s operations and, potentially, funding from Holdings.

The aircraft operating leases for Mesaba and Big Sky do not contain any guaranteed lease residual provisions for which there would be a potential contingency at the termination of the lease period.

Cash Flows

A summary of cash flow activity at Holdings and Mesaba is presented below.  Cash flows provided by (used in) activities at Big Sky were $(2.7) million for operating activities, $(0.5) million for investing activities, and $3.2 million from financing activities.

Operating Activities

Consolidated
Net cash used in operating activities for the nine months ended December 31, 2005 was $18.4 million, primarily due to a net loss of $28.8 million and an increase in accounts receivable of $35.2 million.  These uses of cash were offset by impairment and other charges of $41.3 million and depreciation and amortization of $7.9 million.

Mesaba
Net cash used in operating activities for the nine months ended December 31, 2005 was $1.2 million, primarily due to a net loss of $25.1 million and an increase in accounts receivable of $33.7 million.  These uses of cash were offset by impairment and other charges of $32.0 million and depreciation and amortization of $9.6 million.

Reorganization Activities

Mesaba
Net cash used in reorganization activities for the nine months ended December 31, 2005 was $3.2 million for legal and professional fees incurred related to Mesaba’s bankruptcy and reorganization.

Investing Activities

Consolidated
Net cash provided by investing activities for the nine months ended December 31, 2005 was $35.9 million.  The source of cash from investing activities was the net sales of investments of $112.8 million.  The uses of cash were the net purchases of short and long-term investments of $51.3 million, $6.9 million for the funding of an irrevocable tax trust that Mesaba formed as a part of its bankruptcy planning, and purchases of property and equipment of $6.2 million.  The Company also recorded a $12.5 million decrease in cash and cash equivalents from the deconsolidation of Mesaba as of October 13, 2005, the date of Mesaba’s Chapter 11 bankruptcy filing.

Mesaba
Net cash used in investing activities for the nine months ended December 31, 2005 was $15.3 million.  The source of cash from investing activities was the net sales of investments of $5.2 million.  The uses of cash were the net purchases of short and long-term investments of $6.6 million, $6.7 million for the funding of an irrevocable tax trust that Mesaba formed as a part of its bankruptcy planning, and purchases of property and equipment of $7.1 million.

Financing Activities

Consolidated
Net cash provided by financing activities for the nine months ended December 31, 2005 was not significant.

Mesaba
Net cash provided by financing activities for the nine months ended December 31, 2005 was $22.2 million which was due to the $31.7 million capital contribution made by Holdings in September 2005 in connection with the ASA and pursuant to Holdings’ separate agreement with Northwest.  Of the $31.7 million total investment made by Holdings, $22.2 million was paid in cash and $9.5 million was paid through the transfer of certain short-term and long-term investments from Holdings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company’s consolidated financial statements and Mesaba’s stand-alone condensed financial statements in conformity with generally accepted accounting principles requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes.  The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company and Mesaba have identified their critical accounting policies to include those discussed in the following paragraphs.  The Company and Mesaba also have other key accounting policies that involve the use of estimates, judgments and assumptions.

Management believes that its estimates and assumptions are reasonable, based on information presently available; however, changes in these estimates, judgments and assumptions will occur as a result of future events, and, accordingly, actual results could differ from amounts estimated.

Allowance for Doubtful Accounts

The Company and Mesaba grant trade credit to certain approved customers and perform monthly analyses of outstanding trade receivables to assess the likelihood of collection. For balances where the Company and Mesaba do not expect full payment of amounts owed, an allowance is recorded to adjust the trade receivable to management’s best estimate of the amount that will ultimately be collected.

As discussed in Note 3, there is a significant amount of uncertainty surrounding the Northwest and Mesaba bankruptcy processes, which may include negotiations with Northwest regarding Mesaba’s ASA. As such, it is reasonably likely that the prepetition amounts Mesaba ultimately collects will be different, potentially by a material amount, than Mesaba’s current estimate.  In future periods, Mesaba will appropriately revise its estimate of recoverable amounts as it becomes aware of new information.

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

As discussed in Note 3 to the accompanying condensed consolidated financial statements, there is a significant amount of uncertainty surrounding Northwest’s fleet plan. As such, it is reasonably likely that Mesaba will alter the estimated lives on the aircraft that are to be returned and accelerate depreciation accordingly.  In future periods, Mesaba will appropriately revise its estimates as it becomes aware of new information.

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

As discussed in Note 3, Northwest intends to reduce Mesaba’s Saab fleet and eliminate the Avro fleet.  As such, it is possible that Mesaba will have additional excess inventory reserves.  In future periods, Mesaba will appropriately revise its estimates as it becomes aware of new information.

Aircraft Maintenance—Estimated maintenance costs and anticipated aircraft activity are used to determine maintenance reserves.  Changes in maintenance contracts, parts and labor costs and aircraft activity may affect the maintenance reserves.  Management of Mesaba and Big Sky regularly review aircraft activity, expected aircraft return dates, changes in maintenance contracts and parts and labor costs for maintenance reserves.

As discussed in Note 3, there is a significant amount of uncertainty surrounding Northwest’s fleet plan. As such, Mesaba will alter maintenance accruals on the aircraft that are to be returned and reverse previously established reserves once the aircraft are no longer in service.  In future periods, Mesaba will appropriately revise its estimates as it becomes aware of new information.

Goodwill and Other Intangible Assets—The excess of the Big Sky purchase price over the fair market value of the net assets acquired was allocated to certain identifiable intangible assets, including Big Sky’s pilot labor contract and its air carrier certificate and goodwill.  The recoverability of goodwill ($2.5 million) and other intangible assets ($2.7 million) is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amounts.  The evaluation includes future cash flow projections, strategic modeling and other management assumptions.  During the second quarter of fiscal 2006, the Company completed an interim impairment test of goodwill and other intangible assets.  Based on the results of the test, the Company recorded an impairment charge of approximately $2.5 million to write-off the entire amount of goodwill as of September 30, 2005.  The impairment amount was determined by comparing the fair value of the intangible assets to the current carrying value. Fair value was derived using a discounted cash flow analysis.  Because the fair value was less than the carrying value of the assets, the Company recorded an impairment charge to reduce the carrying value of the assets to fair value.

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

Workers Compensation Insurance— Mesaba and Big Sky estimate the ultimate cost of an on-the-job injury at the time of the injury to determine their workers compensation insurance reserves.  Mesaba and Big Sky use the services of their respective insurance carriers and outside brokers to assist in determining the reserve levels.  Injury severity, cost of care and the insurance contract affect the ultimate cost and ultimate reserves recorded.  Management of Mesaba and Big Sky regularly review workers compensation activity with outside consultants for any changes in the workers compensation reserve.

Health and Dental Insurance—Mesaba estimates the amount of incurred but not reported health and dental claims to determine its health and dental insurance reserves.  Mesaba uses the services of its insurance carriers and outside brokers to assist in determining the reserve levels.  Historical claims experience, claims severity and cost of care affect the ultimate cost and ultimate reserves recorded.  Management of Mesaba regularly review health and dental claims activity with outside consultants for any changes in the health and dental insurance reserve. Holdings and Big Sky purchase health and dental insurance and, therefore, do not make estimates for heath and dental claims

Property Taxes—Estimated property tax values and assessments are used to record property tax reserves for the various jurisdictions in which Mesaba and Big Sky operate.  Aircraft and parts values, aircraft flight activity, ground equipment values and the location of personnel may affect the ultimate property tax obligation.  Management of Mesaba and Big Sky periodically review the above items for any changes in the property tax reserves.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which requires all public companies accounting for share-based payment transactions to account for these types of transactions using a fair-value-based method.  SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25.  SFAS No. 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the statement of cash flows rather than operating activities as is currently permitted.  SFAS No. 123(R) becomes effective as of the beginning of the first fiscal year beginning after June 15, 2005.

The Company expects to adopt SFAS No. 123(R) on April 1, 2006 using the modified-prospective method.  Under this transition method, the Company will record compensation expense for all awards it grants on a straight-line basis over the vesting period.  In addition, the Company will record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of the adoption.  The Company has not completed its assessment of the impact of SFAS No. 123(R) on its financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s principal market risks are the availability and price of jet fuel and changes in interest rates.

The Company believes that Mesaba’s arrangements for fuel with Northwest assure an adequate supply of fuel for current and future operations, provided that Northwest does not experience a supply shortage.  As a part of the ASA, the fuel price for Mesaba’s Saabs is fixed at 83.5¢ per gallon, and the fuel price for Mesaba’s CRJs is fixed at 70¢ per gallon; thus, Northwest bears the economic risk of fuel price fluctuations for Mesaba’s Saab fuel requirements.  Northwest provides all fuel at its expense to support Mesaba’s Avro operations.  Big Sky is subject to fluctuations in fuel prices.

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

As of December 31, 2005, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.

Changes in Internal Controls

During the quarter ended December 31, 2005, there were no changes in internal controls over financial reporting that had a material effect on internal control over financial reporting or were reasonably likely to have a material effect on internal control over financial reporting.

Management’s Consideration of the Restatement

Management has considered, among other things, the control deficiency related to the accounting for certain pass-through costs, which resulted in the need to restate the Company’s previously issued financial statements as disclosed in Note 15 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, Materiality, Accounting Principles Board Opinion No. 28, Interim Financial Reporting paragraph 29 and SAB Topic 5-F, Accounting Changes Not Retroactively Applied Due to Immateriality, and taking into consideration (i) that the restatement adjustments did not have a material impact on the consolidated financial statements of prior interim or annual periods taken as a whole; (ii) that the restatement adjustments had no effect on previously reported operating income, income before income taxes, net income, earnings per share, net cash flows or the Company’s financial condition in any prior interim or annual periods; and (iii) that the Company decided to include restated condensed consolidated financial statements for the fiscal 2005 interim periods in its Quarterly Reports on Form 10-Q filed prospectively, and to include restated consolidated financial statements for fiscal 2005 and 2004 in its Annual Report on Form 10-K for the year ending March 31, 2006 filed prospectively, management concluded that the control deficiency that resulted in the restatement of the prior period consolidated financial statements was not itself a material weakness.  Furthermore, management concluded that the control deficiency that resulted in the restatement, when aggregated with other deficiencies, did not constitute a material weakness.

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Incorporated by reference to Note 14, “Commitments and Contingencies,” of the Company’s Notes to Condensed Consolidated Financial Statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As described more fully in Note 3, “Northwest and Mesaba Bankruptcy Filings,” of the Company’s Notes to Condensed Consolidated Financial Statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, on October 13, 2005, Mesaba Aviation, Inc. filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the District of Minnesota.

ITEM 1A.  RISK FACTORS

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

The United States Trustee for the District of Minnesota has appointed an official committee of unsecured creditors (the “Creditors’ Committee”) in Mesaba’s bankruptcy case. The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court concerning Mesaba’s reorganization. There can be no assurance that the Creditors’ Committee will support Mesaba’s positions or its plan of reorganization, and any disagreements between the Creditors’ Committee and Mesaba could protract the Chapter 11 process, hinder Mesaba’s ability to operate during the Chapter 11 process and delay Mesaba’s emergence from Chapter 11.

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

If Holdings is unable to find an alternate sublessee for Mesaba’s Cincinnati/Covington facility, or if Holdings is unable to negotiate a satisfactory resolution for the repayment of the bonds associated with such facility, Holdings may be required to pay the full amount of the remaining lease and bond payments due.

Mesaba currently leases a facility at the Cincinnati/Covington airport, and Mesaba has filed a motion with the Bankruptcy Court to reject the lease associated with this facility.  As previously disclosed in the Company’s public filings, Holdings has unconditionally guaranteed full and prompt payment of the ground lease and the bonds associated with the initial financing of the facility.  In accordance with this guaranty, Holdings has made the required bond and ground lease payments due since November 2005.  If Holdings is unable to find an alternate sublessee for the facility or successfully negotiate a satisfactory resolution for the repayment of the bonds, Holdings could be required to pay the full amount of the bonds outstanding, which is currently approximately $13.0 million.  Holdings could also potentially be required to pay the remaining amounts due on the ground lease, which contains a term through September 2029.  The annual ground lease payment is currently approximately $0.1 million.  As of December 31, 2005, Holdings recorded a $4.8 million liability with respect to the lease and guaranty, which assumed that the facility would remain vacant for the next two years, during which time Holdings would continue to make bond and lease payments, and that thereafter Holdings would be able to sublease the facility at a 20% discount.  However, there can be no assurances that Holdings will be able to negotiate such a sublease of the facility.

Any court-approved reorganization by Mesaba could result in Holdings losing all or a portion of its equity in Mesaba.

In general, the absolute priority rule in the Bankruptcy code requires that all of the debtor’s creditors must be paid in full, otherwise the equity holders in the debtor are not entitled to retain their equity interests, unless certain exceptions to the absolute priority rule are met.  Mesaba is early in its bankruptcy process, and it will be some time before Mesaba proposes a reorganization plan.  However, the outcome of any vote on Mesaba’s reorganization plan, as well as the terms and conditions of the plan itself, will determine whether Holdings risks losing some or all of its ownership in Mesaba due to the application of the absolute priority rule.

The amount of any debtor-in-possession financing provided by Holdings to Mesaba will be at risk, and Holdings cannot guarantee that such financing will be repaid.

Holdings has proposed to provide an aggregate of $35 million of debtor-in-possession financing to Mesaba.  The first $15 million of such financing will be fully collateralized, but the subsequent $20 million may not be fully collateralized and is subject to Mesaba providing a satisfactory plan of reorganization prior to April 1, 2006.  If the collateral securing the financing is of insufficient value or drops in value subsequent to closing the debtor-in-possession financing, any foreclosure by Holdings on the collateral securing the loan would not provide full repayment to Holdings.  Additionally, if Mesaba is unable to successfully reorganize through bankruptcy, the repayment of any debtor-in-possession financing provided by Holdings will be at significant risk.

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

Part of Mesaba’s bankruptcy strategy is to achieve labor cost savings, the threat of which could cause slowdowns or other labor unrest by Mesaba’s labor unions.

Since November 2005, Mesaba has been engaged in negotiations with all of its unions to address the need for contracts that are consistent with changing company and industry conditions.  In January 2006, the Bankruptcy Court approved the agreement reached between Mesaba and the Transport Workers’ Union.  While Mesaba remains committed to reaching negotiated agreements with its remaining three unions (Air Line Pilots Association, Aircraft Mechanics Fraternal Association and Association of Flight Attendants), the Bankruptcy Court may need to impose new contract terms on these unions.  It is possible that members of these unions will participate in work slowdowns or other labor unrest to protest Mesaba’s new contract terms.  Any labor unrest would result in a material adverse effect on Mesaba’s financial condition and operations.

If, in the process of its investigation, Mesaba’s creditors’ committee believes any impropriety exists regarding Mesaba’s relationship with Holdings, the creditors’ committee could assert claims against Holdings.

Certain provisions of the Bankruptcy Code allow a debtor-in-possession to recover transfers of cash or other property that were made prior to the debtor’s bankruptcy filing.  As a result, one of the traditional duties of an official committee of unsecured creditors appointed in a bankruptcy case is to examine transactions between a debtor-in-possession and its affiliates.  In Mesaba’s bankruptcy case, the unsecured creditors’ committee has requested the right to review various documents concerning transactions between Holdings and Mesaba and to take depositions in order to understand these transactions, including the payment of dividends from Mesaba to Holdings.  Holdings believes all dividends paid by Mesaba were appropriate and in compliance with the requirements of the Minnesota Business Corporation Act.  However, in order to address any questions about the relationship between Holdings and Mesaba, Holdings has entered into an agreed protective order with the committee of unsecured creditors to voluntarily provide documents explaining the relationship between Holdings and Mesaba and to provide witness testimony concerning the documents provided.  The committee of unsecured creditors has not completed its review of the transactions between Holdings and Mesaba and, consequently, the creditors’ committee has not yet advised Holdings of any specific claims arising from its review.

Risks Related to Mesaba’s Relationship with Northwest

Mesaba is dependent on its relationship with Northwest as its major customer, and the loss of this relationship would substantially harm the Company’s financial results.

During fiscal 2005, Northwest accounted for 95.0% of Mesaba’s operating revenues.  Additionally, Mesaba consistently carries a receivable due from Northwest between $18 million to $25 million that is not collateralized.  Due to Northwest’s missed payments prior to and following its bankruptcy filing, Mesaba recorded an impairment charge to reflect the receivable due from Northwest through September 13, 2005, the date of Northwest’s bankruptcy filing. Further, all of Mesaba’s contracts with Northwest are now at risk, as Northwest has the option to assume or reject each of such contracts in connection with its bankruptcy proceeding.  Northwest may also attempt to renegotiate Mesaba’s contracts through bankruptcy.  Mesaba is currently continuing to operate flights for Northwest, but the exact nature of Mesaba’s future relationship with Northwest may not be known until such time as Northwest adopts its bankruptcy reorganization plan.  To date, Northwest has removed 11 Saabs and 12 Avros from Mesaba’s fleet.  In January 2006, Northwest advised Mesaba that three additional Saabs will be removed from service in April 2006 and the remaining Avros operated by Mesaba will be removed by the end of December 2006.  Northwest has also requested bids from several regional airlines for the operation of 126 regional jets.  If Mesaba is not awarded the regional jets, Northwest will remove the two CRJs that Mesaba currently operates.  In the event Northwest assumes the ASA, the prepetition amounts owed to Mesaba would become an administrative claim, and Mesaba could receive payment in full.  If Northwest rejects the ASA or negotiates a new ASA, the prepetition amounts owed to Mesaba would remain an unsecured claim, and Mesaba would likely receive only a small percentage of the amounts owed to it, and even then would only receive such amounts after a plan of reorganization is approved by Northwest’s bankruptcy court.

Northwest has not guaranteed that it will grow Mesaba’s regional fleet, and Northwest could opt to operate new regional aircraft with its own new subsidiary or utilize other regional airlines.

As previously discussed, the ASA does not provide that Mesaba’s fleet will grow beyond its existing size.  Additionally, the ASA does not prohibit Northwest from contracting with other regional airlines to provide the same services that Mesaba currently provides.  Northwest currently has an airline services agreement with Pinnacle, and Pinnacle serves many of the same cities as Mesaba.  Northwest has issued a request for proposal for the operation of up to 126 CRJs (the total number of CRJs currently operated by Mesaba and Pinnacle combined), and Northwest is negotiating with its pilots regarding the possibility of Northwest forming a new subsidiary to operate regional aircraft.  Accordingly, Northwest could choose to expand its agreement with Pinnacle in competition with Mesaba or to contract with other regional airlines or to replace regional airlines with a separate Northwest subsidiary that would operate regional flights.

Risks Related to the Company’s Business and Operations

Mesaba’s and Big Sky’s success is dependent on their ability to obtain all necessary aircraft, engines, parts and related maintenance and support from various aircraft manufacturers and vendors.

Mesaba and Big Sky are dependent on various aircraft manufacturers and other vendors to provide sufficient parts and related maintenance and support services on a timely basis.  Additionally, Mesaba and Big Sky rely on various engine manufacturers for parts, repair and overhaul services and other types of support services.  Mesaba’s bankruptcy filing could further impact Mesaba’s ability to obtain necessary parts and services.  The failure of aircraft or engine manufacturers and other vendors to provide parts or related services on a timely, cost-effective basis could materially and adversely affect Mesaba’s or Big Sky’s business, financial condition and results of operations.

Because Mesaba is unable to pass along increased operating costs, Mesaba’s earnings will be negatively affected as its fleet continues to age.

As Mesaba’s fleet of aircraft age, the cost of maintaining the aircraft will likely increase.  Because many aircraft components are required to be replaced after specified numbers of flight hours or take-off and landing cycles, and because new aviation technology may require certain parts to be retrofitted, the cost to maintain aging aircraft will generally exceed the cost to maintain newer aircraft.  Any material increase in such costs will have a material adverse effect on Mesaba’s business, financial condition and results of operations.

If Mesaba loses certain of its ground handling business, Mesaba’s results of operations could be materially affected.

Mesaba performs various ground handling services for Northwest and Pinnacle at Minneapolis, Detroit and certain other airport locations.  The ground handling business is highly competitive, and airlines are constantly reviewing their cost structures to locate the most cost-effective ground handling providers.  Mesaba does not have any long-term agreements with Northwest or Pinnacle.  If Northwest or Pinnacle terminate Mesaba’s ground handling services, Mesaba’s financial results would be materially affected, both through a loss of revenue and increased transition expenses.

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

Holdings entered into a letter agreement with Mesaba’s pilot union that currently limits the types of aircraft Big Sky may fly.  Although this limitation will be the subject of Mesaba’s negotiations with its pilots in Mesaba’s bankruptcy proceedings, there is no guarantee that the pilots will agree to any modifications or that the Bankruptcy Court will agree to impose such modifications on the pilots.  Mesaba’s and Big Sky’s ability to provide regional service to other major air carriers may also be limited by those carriers’ existing relationships with other regional operators.  Additionally, many of the labor collective bargaining agreements of major airlines, including Northwest, contain scope clause restrictions that limit the airlines’ ability to add new regional jets.  Northwest has publicly announced that it is seeking relief from its pilots’ union to obtain flexibility in allowing feeder carriers to operate additional types of aircraft.  However, there is no guarantee that Northwest will obtain this flexibility, nor is there any guarantee that Mesaba or Big Sky will be selected to provide additional regional air services in the event Northwest obtains such flexibility.

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

An accident involving Mesaba or Big Sky aircraft could result in injuries and loss of life and therefore result in significant claims from injured persons and surviving relatives.  An accident could also result in substantial property damage, loss of aircraft from service and adverse publicity for the affected airline.  The DOT requires airlines to carry liability insurance.

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

Northwest owns 27.5% of the Company’s common stock.  Northwest also owns a warrant to purchase an aggregate of 4,112,500 shares of the Company’s common stock, subject to certain vesting restrictions related to the future delivery by Northwest of CRJ aircraft.  If Mesaba is awarded additional CRJ aircraft by Northwest, the Company expects that the terms of the warrant will be renegotiated to reflect the new arrangement between the parties.  Additionally, several other shareholders also own significant blocks of the Company’s common stock.  Because the parties described above currently own a large portion of the Company’s stock, they may be able to determine or significantly influence the outcome of corporate actions requiring shareholder approval.  As a result, these parties may be in a position to control matters affecting the Company, including decisions as to the Company’s direction and policies; future issuances of securities; incurrence of debt; amendments to the Company’s articles of incorporation and bylaws; payment of dividends on the Company’s common stock; and acquisitions, sales of the Company’s assets, mergers or similar transactions, including transactions involving a change of control.  As a result, some investors may be unwilling to purchase the Company’s common stock.  In addition, if the demand for the Company’s common stock is reduced because of these shareholders’ control of the Company, the price of the Company’s common stock could be materially depressed.

Future sales of the Company’s common stock by its shareholders could depress the price of the Company’s stock.

Sales of a large number of shares of the Company’s common stock or the availability of a large number of shares for sale could adversely affect the market price of the Company’s common stock.  As of December 31, 2005, the Company had 20,591,840 shares of common stock outstanding.  Several of the Company’s shareholders own substantial blocks of the Company’s common stock.  Additionally, along with the shares of stock it currently owns, Northwest could own an additional large block of the Company’s common stock upon exercise of its warrant.  In connection with the ASA, the Company entered into a registration rights agreement to register the shares of stock owned by Northwest (including those shares underlying its warrant).  Prior to entering into the ASA, Northwest had pledged certain of these shares to Boeing Capital Corporation, and Boeing is also a party to the registration rights agreement.  Although the registration statement has not been filed (and will not be filed until a final resolution is reached with respect to the ASA), following such registration, future sales of those shares, or future sales of other large blocks of the Company’s common stock that are already registered, could substantially depress the Company’s stock price.

Any future exercises of the warrant by Northwest could substantially dilute the Company’s common stock.

As of December 31, 2005, Northwest held a warrant exercisable for an aggregate of 4,112,500 shares of the Company’s common stock at an exercise price of $8.74 per share.  To date, this warrant has not vested, and it will not begin to vest until Northwest delivers CRJs to Mesaba and the Company and Northwest have successfully renegotiated the terms of the warrant.  If and when the warrant does vest, holders of the Company’s common stock could experience substantial ownership dilution if Northwest elects to exercise its warrant.

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

•      increased short sales due to the uncertainty surrounding Mesaba’s bankruptcy; as well as any purchase to cover short positions;

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

ITEM 6.  EXHIBITS

Exhibit Number	Document Description

3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 27, 2003.
3.2	Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed June 14, 2005.
4.1	Specimen certificate for shares of the Common Stock of the Company. Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed August 27, 2003.
4.2	Amended and Restated Warrant dated August 29, 2005 issued to Northwest Airlines, Inc. Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q filed on November 14, 2005.
4.3

Registration Rights Agreement dated as of August 29, 2005 among MAIR Holdings, Inc., Northwest Airlines, Inc., Boeing Capital Loan Corporation and U.S. Bank National Association.Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q filed on November 14, 2005.

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
10.5

Airline Services Agreement dated as of August 29, 2005 between Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on November 14, 2005.

10.6

Agreement dated as of August 29, 2005 between MAIR Holdings, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2).Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on November 14, 2005.

10.7

Special Facilities Lease dated as of June 1, 1990 between Charter County of Wayne, State of Michigan and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on November 14, 2005.

10.8

Ground Lease dated May 18, 1990 between Charter County of Wayne, State of Michigan and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on November 14, 2005.

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

Exhibit Number	Document Description

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

MAIR Holdings, Inc.

Dated: February 9, 2006	By:	/s/ Robert E. Weil
Robert E. Weil Vice President, Chief Financial Officer and Treasurer (principal financial officer and an authorized signatory)