Form 10-K
period 2006-03-31
MAIR HOLDINGS INC
filed 2006-06-27
CIK 835768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

The aggregate market value of the voting stock held by non-affiliates as of September 30, 2005 was $63 million.

As of June 1, 2006, there were 20,591,840 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy statement for the registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference into the Part III Items 10, 11, 12, 13 and 14 of this Form 10-K.

MAIR HOLDINGS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2006

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I

ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF THE REGISTRANT

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
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

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K of MAIR Holdings, Inc. (“Holdings” or the “Company”) under the caption “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking and are based upon information currently available to the Company.  The Company, through its officers, directors or employees, may also from time to time make oral forward-looking statements.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.  Many important factors that could cause such a difference, including those surrounding Mesaba Aviation, Inc.’s bankruptcy proceedings, are described in “Item 1A.  Risk Factors” in this Annual Report on Form 10-K.

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

All subsequent written or oral forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified by the factors described above.  The Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K, including forward-looking statements, as a result of facts, events or circumstances after the date of this report, except as required by law in the normal course of its public disclosure practices.

PART I

Item 1.  BUSINESS

MAIR Holdings, Inc. (“Holdings” or the “Company”) is the holding company for Mesaba Aviation, Inc., a regional air carrier based in Minneapolis, Minnesota (“Mesaba”) and Big Sky Transportation Co., a regional air carrier based in Billings, Montana (“Big Sky”).  Mesaba and Big Sky are each wholly-owned subsidiaries of Holdings.  The financial position and results of operations of Mesaba were deconsolidated from the Company’s consolidated financial statements effective October 13, 2005, the date Mesaba filed for bankruptcy protection.  Mesaba and Big Sky are the Company’s reportable segments that are managed independently.  Additional detail on segment reporting is included in “Item 8.  Financial Statements and Supplemental Data, Note 13 — Segment Information” in this Annual Report on Form 10-K.

Operations

Mesaba

Mesaba Bankruptcy

On October 13, 2005 (the “Petition Date”), Mesaba voluntarily filed in the United States Bankruptcy Court for the District of Minnesota (the “Bankruptcy Court”) for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.  Mesaba’s bankruptcy filing was a direct result of events leading up to and following the bankruptcy filing by Northwest Airlines, Inc. (“Northwest”) on September 14, 2005.  Northwest is Mesaba’s major customer, and as a result of Northwest’s missed payments to Mesaba before and after Northwest’s bankruptcy filing, Mesaba estimates that Northwest owes Mesaba approximately $29.1 million as of March 31, 2006 under the various agreements between the parties, net of amounts that Mesaba owed to Northwest under these agreements.  Northwest has also proposed and made several significant fleet changes that have resulted in Mesaba operating a substantially reduced fleet.

Northwest’s missed payments to Mesaba and Northwest’s actions regarding its fleet and schedule changes adversely affected Mesaba, and Mesaba determined that it could not sustain its operations outside of court protection under Chapter 11 of the Bankruptcy Code.  Since the Petition Date, Mesaba has continued, and will continue, to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.  In general, as a debtor-in-possession, Mesaba is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  All of Mesaba’s vendors are being paid for all goods furnished and services provided to Mesaba after the Petition Date in the ordinary course of business.  However, under Section 362 of the Bankruptcy Code, actions to collect most of Mesaba’s prepetition liabilities are automatically stayed.

Mesaba intends to utilize the Chapter 11 process to reorganize its business and emerge as a competitive and profitable supplier of regional flights.  Mesaba’s major goals to be realized through the Chapter 11 process include:

•                  restructuring its costs to realize savings, including both labor and non-labor contracts related to its operations;

•                  “right-sizing” its workforce and overhead to account for Mesaba’s reduced fleet; and

•                  affirming Mesaba’s relationship with Northwest.

Mesaba has taken many actions to achieve these goals, several of which are discussed in more detail below.  Mesaba must ultimately confirm a plan of reorganization to successfully emerge from bankruptcy.  Mesaba will continue to refine its Chapter 11 goals as it deems necessary to respond to changing conditions.

As provided by the Bankruptcy Code, on November 2, 2005, the United States Trustee for the District of Minnesota appointed an Official Committee of Unsecured Creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court concerning Mesaba’s reorganization. There can be no assurance that the Creditors’ Committee will support Mesaba’s positions or plan of reorganization.

Under Section 365 of the Bankruptcy Code, Mesaba may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions.  In general, if Mesaba rejects an executory contract or unexpired lease, it is treated as a prepetition breach of the lease or contract in question and, subject to certain exceptions, relieves Mesaba of performing any future obligations.  However, such a rejection entitles the lessor or contract counterparty to a prepetition general unsecured claim for damages caused by such deemed breach and, accordingly, the counterparty may file a claim against Mesaba for such damages.  Mesaba’s original Section 365 deadline related to real estate leases was December 12, 2005.  On June 6, 2006, the Bankruptcy Court extended the Section 365 deadline to the earlier of confirmation of a reorganization plan or December 10, 2006.

Mesaba’s rights relative to certain leases, particularly aircraft and aircraft-related leases, are governed by Section 1110 of the Bankruptcy Code.  Section 1110 provides a 60 day deadline from the date of filing for bankruptcy by which, absent agreement with the other party or authorization by the Bankruptcy Court, Mesaba must take action with respect to such lease, after which the applicable lessor’s, sublessor’s, secured party’s or vendor’s right to take possession of the relevant equipment and to enforce its rights is not limited or affected by the automatic stay provision of the Bankruptcy Code.  Northwest and Mesaba initially agreed to extend the deadline with respect to aircraft Mesaba leases or subleases from Northwest.  Although that agreement expired as of February 15, 2006, Mesaba continues to use the aircraft in accordance with Northwest’s scheduling requests and is performing under the subleases for all aircraft that have not been idled at Northwest’s request.  Because the aircraft currently operated by Mesaba are subleased from Northwest, Mesaba’s decisions with respect to such aircraft will be timed with Northwest’s fleet plan decisions made during Northwest’s bankruptcy.

Mesaba’s estimate of its liability for prepetition general unsecured claims is reflected in Mesaba’s “liabilities subject to compromise.”  Mesaba’s deconsolidated balance sheet at March 31, 2006 includes $60.0 million in liabilities subject to compromise.  See “Item 8. Financial Statements and Supplemental Data, Note 20 — Financial Information of Mesaba” for additional information.  Mesaba expects its liabilities subject to compromise to change in the future as a result of future negotiations with creditors or damage claims created by Mesaba’s rejection of various aircraft leases, executory contracts and unexpired leases.  Generally, if Mesaba assumes an aircraft financing agreement, executory contract or unexpired lease, Mesaba is required to provide for a cure for existing defaults under such contract or lease as a condition to such assumption.

Section 1113 of the Bankruptcy Code provides that a debtor may reject its collective bargaining agreements (“CBAs”) if the debtor first satisfies various statutory requirements and obtains the Bankruptcy Court’s approval of such rejection.  Mesaba commenced Section 1113 proceedings with all four of its unions, and on January 31, 2006, the Bankruptcy Court approved Mesaba’s tentative agreement reached with the Transport Workers’ Union (“TWU”).  The Bankruptcy Court heard testimony from

Mesaba and the remaining three unions for Mesaba’s pilots, mechanics and flight attendants in February and March 2006.  On May 18, 2006, the Bankruptcy Court denied Mesaba’s motion to reject.  Although the Bankruptcy Court agreed with Mesaba’s core business assumptions, the court ruled that Mesaba failed to satisfy certain technical elements required to authorize rejection of the labor contracts under Section 1113.  The Bankruptcy Court stated that if Mesaba chooses to remedy the defects in its original motion, the court would hear a renewed motion in a prompt manner.  On June 12, 2006, Mesaba filed a renewed motion for authority to reject its CBAs, and the Bankruptcy Court began hearing the motion on June 26, 2006.  There can be no assurance that Mesaba will ultimately obtain the labor cost savings it requires to successfully reorganize.

Pursuant to Mesaba’s request for debtor-in-possession financing, in October 2005, Holdings provided a commitment letter and term sheet to Mesaba for such financing.  At Mesaba’s request, Holdings extended the deadline for the expiration of the commitment letter two times.  On March 24, 2006, the commitment expired.  Mesaba is seeking debtor-in-possession financing from other sources, but there can be no assurance that Mesaba will be able to obtain such financing on acceptable terms.  If Mesaba is unable to obtain debtor-in-possession financing by the end of the second quarter of fiscal 2007, Mesaba may not have sufficient cash to continue to fund its operations.

To successfully emerge from Chapter 11, the Bankruptcy Court must confirm a plan of reorganization, the filing of which will depend on the timing and outcome of numerous ongoing matters in the Chapter 11 process, potentially including the outcome of Northwest’s Chapter 11 case.  The reorganization plan will be subject to a vote by certain classes of creditors, including Mesaba’s secured creditors and unsecured creditors.  The Bankruptcy Court will generally not approve a reorganization plan unless all impaired classes of creditors vote to accept the plan; however, Mesaba may elect to invoke certain provisions of the Bankruptcy Code in order to obtain confirmation of the plan over the vote of a dissenting class of creditors.  In addition to the voting requirements for confirmation, Mesaba will have to satisfy other provisions of the Bankruptcy Code in order to confirm its reorganization plan, including showing that the plan is feasible.  Additionally, the absolute priority rule in the Bankruptcy Code requires that all of the debtor’s creditors must be paid in full; otherwise the equity holders in the debtor are not entitled to retain their equity interests, unless certain exceptions to the absolute priority rule are met.

Mesaba had the exclusive right for 120 days from the Petition Date to file a plan of reorganization, followed by 60 days in which to obtain acceptance of the plan.  On March 9, 2006, the Bankruptcy Court approved a motion filed by Mesaba to extend the deadline for Mesaba’s exclusive right to file such a plan to August 10, 2006.  Mesaba intends to file a plan of reorganization as soon as it is able, but there can be no assurance that a reorganization plan will be proposed by Mesaba within the required time frame or that any additional extensions Mesaba may request will be approved.  Additionally, there can be no assurance that the Bankruptcy Court will confirm any plan of reorganization proposed by Mesaba or that any such plan will be implemented successfully.  The reorganization plan will determine the rights and claims of various creditors and security holders.  At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on Mesaba’s business, nor can Mesaba make any predictions concerning how the various creditor claims and interests of security holders will be determined in the bankruptcy proceedings.

Mesaba Operations

Mesaba operates as a regional air carrier providing scheduled passenger service as “Mesaba Airlines/Northwest Airlink” and “Mesaba Airlines/Northwest Jet Airlink” for Northwest.  As discussed above, both Northwest and Mesaba filed for Chapter 11 bankruptcy protection on September 14, 2005 and October 13, 2005, respectively.  Mesaba’s relationship with Northwest is governed by the Airline Services Agreement (the “ASA”) dated August 29, 2005.  Prior to the ASA, Mesaba provided regional airline services to Northwest pursuant to two separate agreements, an Airline Services Agreement (the

“Airlink Agreement”) that governed Mesaba’s operation of Saab 340 jet-prop aircraft (“Saabs”), and a Regional Jet Services Agreement (the “Jet Agreement”) that governed Mesaba’s operation of Avro RJ85 regional jets (“Avros”).  The ASA is a ten-year omnibus agreement that incorporates the existing payment terms for the Saabs and Avros contained in the Airlink Agreement and the Jet Agreement, and adds new payment terms for the Canadair regional jets (“CRJs”) that Mesaba began operating in October 2005.  As of March 31, 2006, Mesaba served 102 cities in the United States and Canada from Northwest’s hub airports located in Minneapolis/St. Paul, Detroit and Memphis.

Northwest purchases Mesaba’s entire capacity and pays Mesaba in arrears on the 11th and 26th of each month for regional airline services that Mesaba provides to Northwest utilizing the Saabs and Avros.  Beginning in October 2005, Northwest began paying Mesaba, on a regular bi-monthly basis, on the 1st and 16th of each month for regional airline services that Mesaba provides to Northwest utilizing the CRJs.  The CRJ payment made on the 1st of each month represents a prepayment based on an estimate of regional airline services to be provided by Mesaba for the first 15 days of the month.  The CRJ payment made on the 16th of the month consists of a prepayment based on an estimate of regional airline services to be provided by Mesaba for the 16th through the end of the month, as well as a true-up amount adjusting for actual services provided by Mesaba in the prior month.

For flights utilizing the Saabs, Mesaba recognizes revenue for each completed available seat mile, or “ASM” (the number of seats in an aircraft multiplied by the number of miles those seats are flown), and purchases fuel which is set at a fixed price of $0.835 per gallon, ground handling and other services from Northwest.  Mesaba paid Northwest $18.3 million, $21.9 million and $19.7 million for ground handling and other services fiscal 2006, 2005 and 2004, respectively.

For flights utilizing the Avros, Mesaba recognizes revenue for each block hour flown (the elapsed time between aircraft departing and arriving at a gate).  Northwest provides fuel and airport and passenger related services at Northwest’s expense for the Avros.

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

The ASA contains termination provisions that allow both Mesaba and Northwest to terminate the ASA in the event the other party breaches the agreement, subject to the other party’s right to cure the breach within a prescribed time period.  Additionally, Northwest may terminate the ASA in the event of certain lease and other performance defaults by Mesaba; failure by Mesaba to maintain required insurance coverage; failure by Mesaba to allow inspections pursuant to the ASA; change in control events; revocation or failure by Mesaba to obtain Department of Transportation (“DOT”) certification; if Mesaba or its affiliates operate an aircraft type that causes Northwest to be in violation of its collective bargaining agreement with its pilots; failure to elect a chief executive officer/president of Holdings or Mesaba reasonably acceptable to Northwest; if a specified percentage of the aircraft subject to the agreement are not operated for a specified period of time, other than as a result of the Federal Aviation Administration (the “FAA”) grounding all aircraft for all carriers; if there is a strike, cessation or interruption of work involving Mesaba pilots, flight attendants or mechanics providing service; or if Holdings breaches its agreement entered into with Northwest concurrently with the ASA.

Under the ASA, all scheduled flights that Mesaba operates are designated as Northwest flights using Northwest’s designator code in all computer reservation systems with an asterisk and a footnote indicating that Mesaba is the carrier providing the service.  In addition, flight schedules of Mesaba and Northwest are closely coordinated to facilitate interline connections, and Mesaba’s passenger gate facilities at the Minneapolis/St. Paul International Airport, Detroit Metropolitan Airport and Memphis International Airport are integrated with Northwest’s facilities in the main terminal buildings.

Mesaba, through the ASA, receives ticketing and certain check-in, baggage, freight and aircraft handling services from Northwest at certain airports.  In addition, Mesaba receives its computerized reservations services from Northwest.  Northwest also performs all marketing, scheduling, yield management and pricing services for Mesaba’s flights.

The ASA provides for incentive payments from Northwest to Mesaba based on achievement of certain operational goals on a semi-annual basis.  Such incentives totaled $3.7 million, $3.1 million and $4.6 million in fiscal 2006, 2005 and 2004, respectively.

Approximately $25.7 million, net of reserve, or 79.2% and $25.9 million, or 88.8%, of Mesaba’s March 31, 2006 and 2005 accounts receivable balances were due from Northwest and were not collateralized.

Upon execution of the ASA, and pursuant to a separate agreement between Holdings and Northwest, Holdings issued to Northwest an amended and restated warrant (the “Warrant”) to replace the warrants held by Northwest to reduce the number of shares of Holdings’ common stock issuable upon exercise from 4,151,922 shares exercisable at prices ranging from $7.25 to $21.25 per share to an aggregate of 4,112,500 shares exercisable at a price of $8.74 per share.  The Warrant expires ten years from the date of the ASA.  The Warrant will become exercisable for sixty percent of the shares upon the delivery by Northwest of the 15th CRJ aircraft to Mesaba and an additional 4% of the shares with each subsequent delivery of each of the next ten CRJ aircraft.

To date, Northwest has delivered only two CRJ aircraft to Mesaba.  Northwest has advised Mesaba that it will remove one of the CRJs that Mesaba currently operates and place the CRJ with Northwest’s newly formed subsidiary, Compass Airlines, Inc. (“Compass”).  As part of its reorganization, Northwest has also requested bids from regional airlines for the operation of up to 126 CRJ aircraft, 124 of which are currently operated by Pinnacle and two of which are operated by Mesaba.  Mesaba has submitted a proposal to conduct all CRJ flying for Northwest.  If Mesaba is not awarded some or all of the CRJ business, Northwest will remove the other CRJ that Mesaba currently operates.  If Mesaba is awarded additional CRJs by Northwest, it is possible that the terms of the Warrant may be renegotiated to reflect any new arrangement between the parties.

Holdings also entered into a registration rights agreement to cover the registration of the shares of stock currently held by Northwest and the shares of stock that could be issued to Northwest upon exercise of the Warrant.  To date, the Company has not filed this registration statement, and it is unlikely that one will be filed unless and until the exact nature of the relationship between Mesaba and Northwest is determined via each company’s respective bankruptcy proceedings.

In connection with the ASA, Mesaba incurred all of the start-up costs necessary to bring the CRJ fleet into service.  For the fiscal year ended March 31, 2006, Mesaba incurred and expensed approximately $7.0 million in start-up costs related to adding the CRJ aircraft into its fleet, and Holdings incurred and expensed approximately $0.3 million in related start-up costs.

Finally, in connection with the ASA, and pursuant to its separate agreement with Northwest, Holdings made a capital contribution of approximately $31.7 million to Mesaba in September 2005, just prior to Northwest filing for bankruptcy.

Big Sky

Big Sky operates as a regional air carrier based in Billings, Montana, providing scheduled passenger, freight, express package and charter services.  As of March 31, 2006, Big Sky provided scheduled air service to 22 communities in Montana, Colorado, Idaho, Oregon, Washington and Wyoming.  Big Sky operates daily scheduled flights providing interline and online connecting services and local market services.  Big Sky also has code-sharing agreements with Alaska Airlines, Horizon Air, America West Airlines, US Air and Northwest, where its services are marketed jointly with those air carriers for connecting flights.  Big Sky began service to Pocatello, Idaho and Walla Walla, Washington in the fourth quarter of fiscal 2006.

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

Big Sky purchased fuel from Northwest for $1.4 million, $1.7 million and $1.9 million in fiscal 2006, 2005 and 2004, respectively.

Regulations

Pursuant to Federal aviation laws, the DOT and the FAA have certain regulatory authority over the operations of all air carriers.  The jurisdiction of the FAA extends primarily to the safety and operational provisions of the Federal Aviation Act, while the responsibility of the DOT involves principally the regulation of certain economic aspects of airline operations.

FAA Regulation

Mesaba and Big Sky each hold an air carrier certificate issued by the FAA permitting Mesaba and Big Sky to conduct flight operations in compliance with Federal Aviation Regulations, which are the same regulatory requirements applicable to major airlines.  The FAA regulations to which Mesaba and Big Sky are subject are extensive and include, among other items, regulation of aircraft maintenance and operations, equipment, ground facilities, dispatch, communications, training, weather observation, flight personnel and other matters affecting air safety.  To ensure compliance with its regulations, the FAA requires airlines to obtain operating, airworthiness and other certificates that are subject to suspension or revocation for cause.  Mesaba and Big Sky hold all certificates necessary for their operations.

Under FAA regulations, Mesaba and Big Sky have established, and the FAA has approved, maintenance programs for all aircraft they operate.  These programs provide for the ongoing maintenance of Mesaba’s and Big Sky’s aircraft, ranging from frequent routine inspections to major overhauls.  Mesaba’s and Big Sky’s aircraft require various levels of maintenance or “checks” and periodically undergo complete overhauls.  Maintenance programs are monitored closely by the FAA, with FAA representatives routinely present at the airline’s maintenance facilities.  The FAA issues Airworthiness Directives (“ADs”), which mandate changes to an air carrier’s maintenance program.  These ADs, which include requirements for structural modifications to certain aircraft, are issued to ensure that the nation’s transport aircraft fleet remains airworthy.  Mesaba and Big Sky are currently, and expect to remain, in compliance with all applicable requirements under all ADs and FAA approved maintenance programs.

DOT Regulation

Mesaba and Big Sky each hold a Certificate of Public Convenience and Necessity issued by the DOT under federal aviation laws.  As certificated carriers, Mesaba and Big Sky are required to file quarterly reports with the DOT, including a report of aircraft operating expenses and related statistics.

Transportation Security Administration Regulation

In response to the terrorist attacks of September 11, 2001, Congress enacted the Aviation and Transportation Security Act of 2001 (the “ATSA”).  The ATSA created the Transportation Security Administration (the “TSA”) to oversee aviation and airport security.  Among other security measures, the ATSA enhanced background checks, provided for federal air marshals aboard flights, improved flight deck security, enhanced airline crew security training, improved training of security screening personnel and enhanced airport perimeter access.

Emergency Wartime Supplemental Appropriations Act

In April 2003, Congress enacted the Emergency Wartime Supplemental Appropriations Act (the “Wartime Act”), which included, among other items, a $2.3 billion grant to United States airlines for security fees previously remitted to the TSA and $100 million for reimbursement of aircraft cockpit door reinforcement costs.  In connection with reimbursements under the Wartime Act, for the year ended March 31, 2004, Mesaba recognized $2.3 million as “other nonoperating income,” and Big Sky recognized $0.3 million as “other nonoperating income” and $0.2 million as a reduction of “administrative and other expense” in the accompanying consolidated statements of operations.  Expenditure of these funds requires compliance with the provisions of the Wartime Act.

Railway Labor Act

Mesaba’s and Big Sky’s relations with its labor unions are governed by the Railway Labor Act (the “RLA”).  Comprehensive provisions are set forth in the RLA establishing the right of airline employees to organize and bargain collectively and imposing a duty upon air carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements.  The RLA contains detailed procedures which must be exhausted before a lawful work stoppage may occur, including a formal declaration of an impasse by the National Mediation Board.

Environmental Regulations

Mesaba and Big Sky are subject to regulation under various environmental laws and regulations, including the Clean Air Act, the Clean Water Act and Comprehensive Environmental Response, Compensation and Liability Act of 1980.  In addition, many state and local governments have adopted environmental laws and regulations to which Mesaba’s and Big Sky’s operations are subject.  Environmental laws and regulations are administered by numerous federal and state agencies.  Management of Mesaba and Big Sky believe that they are in compliance with standards for aircraft exhaust emissions and fuel storage facilities issued by the Environmental Protection Agency.

Other Regulations

Under the Noise Control Act of 1972 and the Aviation Safety and Noise Abatement Act of 1979, the FAA has authority to monitor and regulate aircraft engine noise.  Management of Mesaba and Big Sky believe that their aircraft comply with or are exempt from such regulations.  As a foreign carrier operating in Canada, Mesaba is subject to regulation by Canada’s Transport Canada department and has been issued a Foreign Air Carrier Operating Certificate and Canadian Transportation Agency economic license.  Because Northwest maintains certain contracts with the Department of Defense, Mesaba is subject to that department’s periodic inspections.

Insurance

The Company carries the types of insurance customary in the airline industry, including coverage for public liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability, war risk, directors’ and officers’ and workers’ compensation.  Mesaba, through the ASA, purchases aviation liability, war risk and hull coverage through a combined placement with Northwest.  The ASA requires that Mesaba maintain specified levels of insurance coverages and also obligates Northwest to use commercially reasonable efforts to allow Mesaba to continue to participate in Northwest’s insurance plan.

Both Mesaba and Big Sky were given the option under the ATSA to purchase certain third-party war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market.  Mesaba and Big Sky have purchased this insurance from the FAA as provided under the ATSA.

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

The ASA does not prohibit Northwest from contracting with other regional airlines to provide the same services that Mesaba currently provides.  Northwest currently has an airline services agreement with Pinnacle, and Pinnacle serves many of the same cities as Mesaba.  Northwest could choose to expand its agreement with Pinnacle in competition with Mesaba.  Northwest could also choose to establish relationships with other regional airlines.  Finally, Northwest has formed a new subsidiary, Compass, and Northwest intends to use this subsidiary to operate regional flights.

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

Mesaba

Mesaba has arrangements with Northwest for its fuel requirements.  Certain provisions of the ASA protect Mesaba from fluctuations in aviation fuel prices for Saab and CRJ flights.  The ASA also requires Northwest to provide fuel for the Avros, at Northwest’s expense, to Mesaba.

Big Sky

Big Sky purchases its fuel under arrangements with several fuel suppliers.  None of these arrangements provides protection from fluctuations in fuel prices and supply.

Fares

Mesaba

Mesaba derives its passenger revenue by selling its capacity to Northwest at predetermined rates.  Under the ASA, Mesaba is primarily paid by Northwest per available seat mile or per completed block hour, depending on the type of aircraft operated.

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

Aircraft Maintenance

The maintenance performed on Mesaba’s and Big Sky’s aircraft can be divided into two general categories:  routine line maintenance and major overhauls.  Line maintenance consists of routine daily and weekly scheduled maintenance checks on aircraft, including pre-flight, daily, weekly and overnight checks and any diagnostic and routine repairs.  Mesaba and Big Sky employ their own aircraft, avionics and engine maintenance staffs that perform substantially all routine line maintenance to the aircraft and engines.  Mesaba contracts out most of its major overhauls on airframes, engines and other rotable parts on the aircraft at FAA authorized facilities.  Major overhauls on Big Sky’s fleets, including airframes, engines and other rotable parts, are performed internally or at FAA authorized facilities.

Airport and Terminal Services

Mesaba’s ticket counter and baggage-handling space is leased from local airport authorities or other airlines at all of the airports served.  In certain of the cities it serves, Mesaba receives support services under agreements with Northwest.  In accordance with the ASA, for flights utilizing Saabs, Mesaba pays local airport authorities for the use of the landing fields at rates that are based on the number of flights per day, fixed fees or on the number of aircraft landings and aircraft weight.  Northwest pays for Mesaba’s landing fees for flights utilizing Avros.

Mesaba receives other revenue from Northwest, Pinnacle and other airlines for ground handling services performed at the Minneapolis/St. Paul, Detroit and other spoke airports.

Big Sky leases airport counter, baggage and ramp space for ground services and customer services at all of the cities it currently serves.  Big Sky contracts for ground handling services from other airlines as needed.

Employees

As of March 31, 2006, Holdings had five employees, and its subsidiaries employed 3,779 employees with approximately 41% of those employees represented by labor unions.  Mesaba had 3,535 (1,128 part-time) employees, and Big Sky had 244 (58 part-time) employees.  Neither Mesaba nor Big Sky had any official work stoppages during fiscal 2006.  The Company’s labor agreements are as follows:

Mesaba

Employee Group	Approximate Number of Employees	Union	Amendable Date
Pilots	750	Air Line Pilots Association ("ALPA")	January 2009
Mechanics	227	Aircraft Mechanics Fraternal Association ("AMFA")	August 2003
Dispatchers	28	TWU	May 2005
Flight Attendants	410	Association of Flight Attendants	April 2006
Customer service agents	1,684	None
Management / Administrative / Clerical	436	None
	3,535

As discussed above in “Mesaba Bankruptcy,” Mesaba sought approval from the Bankruptcy Court to reject all of its CBAs and impose new contract terms on its labor unions.  On January 31, 2006, the Bankruptcy Court approved Mesaba’s tentative agreement reached with the TWU.  The Bankruptcy Court heard testimony from Mesaba and the remaining three unions for Mesaba’s pilots, mechanics and flight attendants in February and March 2006.  On May 18, 2006, the Bankruptcy Court denied Mesaba’s motion to reject.  Although the Bankruptcy Court agreed with Mesaba’s core business assumptions, the court ruled that Mesaba failed to satisfy certain technical elements required to authorize rejection of the labor contracts.  The Bankruptcy Court stated that if Mesaba chooses to remedy the defects in its original motion, the court would hear a renewed motion in a prompt manner.  On June 12, 2006, Mesaba filed a renewed motion for authority to reject its CBAs, and the Bankruptcy Court began hearing the motion on June 26, 2006.  Mesaba is continuing to negotiate with its unions and remains committed to reaching consensual agreements.  However, there can be no assurance that Mesaba will be able to do so.

Big Sky

Employee Group	Approximate Number of Employees	Union	Amendable Date
Pilots	68	United Transportation Union	December 2009
Mechanics	27	International Association of Machinists and Aerospace Workers	August 2010
Dispatchers	9	United Transportation Union	December 2009
Customer service agents	105	None
Management / Administrative / Clerical	35	None
	244

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

Seasonal factors, primarily weather conditions and passenger demand, generally affect Big Sky’s monthly passenger boardings.  Big Sky has historically shown a higher level of passenger boardings in the July through December period as compared with the January through June period for many of the cities served.  As a result of such factors, Big Sky’s revenues and earnings have shown a corresponding increase during the July through December period.

Recent Developments

As discussed more fully in “Item 8. Financial Statements and Supplemental Data, Note 19 — Subsequent Events,” Holdings unconditionally guaranteed Mesaba’s obligations related to Mesaba’s facility at the Cincinnati/Northern Kentucky International Airport.  In accordance with this guaranty, Holdings has been making the required bond and lease payments on the facility since the Petition Date.  On February 15, 2006, Holdings received notice declaring Holdings’ liability for all sums to be immediately due and payable.  On April 18, 2006, Holdings entered into an agreement with UMB Bank, N.A. (“UMB”), the trustee for the bondholders, under which UMB agreed to forbear acceleration of Holdings’ guarantee obligations in exchange for Holdings delivering a letter of credit in the amount of $13.1 million to secure the payment of the obligations guaranteed by Holdings to UMB.

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

Risks Related to Mesaba’s Bankruptcy

Mesaba’s operation during bankruptcy and its emergence from bankruptcy will require interaction with its Creditors’ Committee.

The United States Trustee for the District of Minnesota has appointed a Creditors’ Committee in Mesaba’s bankruptcy case.  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court concerning Mesaba’s reorganization.  There can be no assurance that the Creditors’ Committee will support Mesaba’s positions or its plan of reorganization, and any disagreements between the Creditors’ Committee and Mesaba could protract the Chapter 11 process, hinder Mesaba’s ability to operate during the Chapter 11 process and delay Mesaba’s emergence from Chapter 11.

If Mesaba is unable to obtain debtor-in-possession financing, it may be unable to emerge from bankruptcy.

When Mesaba filed for Chapter 11 bankruptcy protection, Holdings provided a commitment to provide a certain level of debtor-in-possession financing.  Holdings’ commitment to provide such financing expired on March 24, 2006.  Mesaba is actively seeking financing from other sources, but there can be no assurance that Mesaba will be able to obtain such financing.  If Mesaba is unable to obtain adequate debtor-in-possession financing by the end of the second quarter of fiscal 2007, Mesaba could run out of cash and be forced to convert to a Chapter 7 bankruptcy liquidation.

If Mesaba is unable to confirm a reorganization plan, it may be unable to emerge from bankruptcy.

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

If Holdings is unable to find an alternate sublessee for Mesaba’s Cincinnati/Northern Kentucky Airport facility, Holdings may be required to accrue an additional $8.2 million of expense related to the bonds associated with the initial financing of the facility.

Mesaba currently leases a facility at the Cincinnati/Northern Kentucky International Airport, but vacated the facility and ceased making the required lease payments on it in November 2005.  Holdings unconditionally guaranteed full and prompt payment of the ground lease and the bonds associated with the initial financing of the facility.  In accordance with this guaranty, Holdings has made the required bond and ground lease payments due since November 2005.  In April 2006, in exchange for the bondholders forbearing acceleration of the bonds, Holdings delivered a letter of credit to the bondholders to assure payment of the bonds.  As of December 31, 2005, Holdings recorded a $4.8 million liability with respect to the lease and guaranty, which assumed that the facility would remain vacant for the next two years, during which time Holdings would continue to make the bond and lease payments, and that thereafter Holdings would be able to sublease the facility at a 20% discount.  If Holdings is unable to find an alternate sublessee for the facility, Holdings may be required to record an additional liability of up to $8.2 million.

Any court-approved reorganization by Mesaba could result in Holdings losing all or a portion of its equity in Mesaba.

In general, the absolute priority rule in the Bankruptcy Code requires that all of the debtor’s creditors must be paid in full; otherwise the equity holders in the debtor are not entitled to retain their equity interests, unless certain exceptions to the absolute priority rule are met.  It will likely be some time before Mesaba proposes a reorganization plan.  However, the outcome of any vote on Mesaba’s reorganization plan, as well as the terms and conditions of the plan itself, will determine whether Holdings risks losing some or all of its ownership in Mesaba due to the application of the absolute priority rule.

Mesaba may need exit financing to emerge from bankruptcy, and there is no assurance Mesaba can obtain exit financing.

The terms of any debtor-in-possession financing provided to Mesaba will likely require such financing to be repaid upon Mesaba’s exit from bankruptcy.  Accordingly, Mesaba will need to provide for the repayment of any debtor-in-possession financing through a source of exit financing or through some other means.  There is no assurance that such exit financing will be available to Mesaba upon its exit from bankruptcy or that Mesaba will have the means to repay any debtor-in-possession financing without exit financing.

Part of Mesaba’s bankruptcy strategy is to achieve labor cost savings, the threat of which could cause slowdowns or other labor unrest by Mesaba’s labor unions.

Since November 2005, Mesaba has been engaged in negotiations with all of its unions to address the need for contracts that are consistent with changing company and industry conditions.  To that end, Mesaba filed a motion with the Bankruptcy Court requesting authorization to reject all of its CBAs.  On January 31, 2006, the Bankruptcy Court approved the tentative agreement reached between Mesaba and the TWU.  The Bankruptcy Court heard testimony from Mesaba and the remaining three unions for Mesaba’s pilots, mechanics and flight attendants in February and March 2006.  On May 18, 2006, the Bankruptcy Court denied Mesaba’s motion to reject.  Although the Bankruptcy Court agreed with Mesaba’s core business assumptions, the court ruled that Mesaba failed to satisfy certain technical elements required to authorize rejection of the labor contracts.  The Bankruptcy Court stated that if Mesaba chooses to remedy the defects in its original motion, the court would hear a renewed motion in a prompt manner.  On June 12,

2006, Mesaba filed a renewed motion for authority to reject its CBAs, and the Bankruptcy Court began hearing the motion on June 26, 2006.

While Mesaba remains committed to reaching negotiated agreements with these unions, there is no guarantee that Mesaba will be able to do so or that it will be able to do so in accordance with Mesaba’s planned timeframe for implementing labor cost savings.  Furthermore, it is possible that members of these unions will participate in work slowdowns or other labor unrest to protest Mesaba’s requested new contract terms.  In addition, Mesaba has experienced an increase in non-union employee turnover.  If the high attrition rate continues, Mesaba could experience operating disruptions.  Any labor unrest and any additional delay in achieving labor cost savings will result in a material adverse effect on Mesaba’s financial condition and results of operations.

If, in the process of performing its duties, Mesaba’s Creditors’ Committee believes any claims exist regarding Mesaba’s relationship with Holdings, the Creditors’ Committee could assert such claims against Holdings.

Certain provisions of the Bankruptcy Code allow a debtor-in-possession to recover transfers of cash or other property that were made prior to the debtor’s bankruptcy filing.  As a result, one of the traditional duties of an official committee of unsecured creditors appointed in a bankruptcy case is to examine transactions between a debtor-in-possession and its affiliates.  In Mesaba’s bankruptcy case, the Creditors’ Committee has requested the right to review various documents concerning transactions between Holdings and Mesaba, including the payment of dividends from Mesaba to Holdings, and to take depositions in order to understand these transactions.  Holdings believes all dividends paid by Mesaba were appropriate and in compliance with the requirements of the Minnesota Business Corporation Act.  However, in order to address any questions about the relationship between Holdings and Mesaba, Holdings has entered into an agreed protective order with the Creditors’ Committee to voluntarily provide documents explaining the relationship between Holdings and Mesaba and to provide witness testimony concerning the documents provided.  The Creditors’ Committee has not completed its review of the transactions between Holdings and Mesaba and, consequently, the Creditors’ Committee has not yet advised Holdings of any specific claims arising from its review.

Mesaba has experienced a high attrition rate in its accounting, finance and information technology departments, and if Mesaba is unable to replace individuals in these areas, Mesaba’s internal control over financial reporting may be adversely affected.

Since Mesaba filed for bankruptcy protection on October 13, 2005, Mesaba has experienced resignations of key personnel in the accounting and SEC reporting functions as well as the information technology area, which provides technical support to the finance department.  Additionally, Mesaba has begun to implement company-wide staff reductions and a reorganization of its operations.  Mesaba has added contract workers and consultants as temporary replacements of the key personnel who have resigned, and Mesaba expects that it will be able to continue to engage consultants and other temporary replacements for these positions in the near future.  However, if Mesaba is not able to successfully attract qualified permanent employees to fill these key positions, Mesaba’s internal control over financial reporting could be adversely affected.

Risks Related to Mesaba’s Relationship with Northwest

Mesaba is dependent on its relationship with Northwest as its major customer, and the loss of this relationship would substantially harm the Company’s financial results.

During fiscal 2006, Northwest accounted for 94.5% of Mesaba’s operating revenues.  Additionally, Mesaba consistently carries a receivable due from Northwest between $12 million to $16 million that is not collateralized.  Due to Northwest’s missed payments prior to and following its bankruptcy filing, Mesaba recorded a reserve of the receivable due from Northwest, net of certain offsetting liabilities, through September 13, 2005, the date of Northwest’s bankruptcy filing.  Mesaba’s future success will depend upon Northwest’s ability to successfully restructure through bankruptcy.  Further, Northwest’s bankruptcy has effectively placed Mesaba’s contracts with Northwest at risk, as Northwest has the option to assume or reject or renegotiate each of such contracts in connection with its bankruptcy proceedings.

Mesaba is currently continuing to operate flights for Northwest, but the exact nature of Mesaba’s future relationship with Northwest may not be known until such time as Northwest adopts its bankruptcy reorganization plan.  As of June 8, 2006, Northwest had removed 13 Saabs and 19 Avros from Mesaba’s fleet.  In January 2006, Northwest advised Mesaba that the remaining Avros operated by Mesaba will be removed by the end of December 2006.  Northwest also advised Mesaba that it will remove one of the CRJs that Mesaba currently operates and place the CRJ with Northwest’s newly formed subsidiary, Compass.  Finally, as part of its reorganization, Northwest has requested bids from regional airlines for the operation of up to 126 CRJs, 124 of which are currently operated by Pinnacle, and two of which are currently operated by Mesaba.  If Mesaba is not awarded some or all of the CRJ business, Northwest will remove the remaining CRJ from Mesaba’s fleet.  If Northwest rejects the ASA or negotiates a new ASA (and such renegotiation does not include a waiver by Mesaba of its claims against Northwest), the prepetition amounts owed to Mesaba by Northwest would remain an unsecured claim, and Mesaba would likely receive only a small percentage of the amounts owed to it, and even then would only receive such amounts after a plan of reorganization is approved by Northwest’s bankruptcy court.

Northwest has not guaranteed that it will grow Mesaba’s regional fleet, and Northwest could opt to operate new regional aircraft with its own new subsidiary or utilize other regional airlines.

The ASA does not prohibit Northwest from contracting with other regional airlines to provide the same services that Mesaba currently provides.  Northwest currently has an airline services agreement with Pinnacle, and Pinnacle serves many of the same cities as Mesaba.  Northwest has issued a request for proposal for the operation of up to 126 CRJs (the total number of CRJs currently operated by Mesaba and Pinnacle combined), and Northwest has also formed a new subsidiary, Compass, that could ultimately operate regional aircraft.  Accordingly, Northwest could choose to expand its agreement with Pinnacle in competition with Mesaba or to contract with other regional airlines or to replace one or both of its current regional airline partners with Compass.

Risks Related to the Company’s Business and Operation

Mesaba’s and Big Sky’s success is dependent on their ability to obtain all necessary aircraft, engines, parts and related maintenance and support from various aircraft manufacturers and vendors.

Mesaba and Big Sky are dependent on various aircraft manufacturers and other vendors to provide sufficient parts and related maintenance and support services on a timely basis.  Additionally, Mesaba and Big Sky rely on various engine manufacturers for parts, repair and overhaul services and other types of support services.  Mesaba’s bankruptcy and nonpayment for prepetition goods and services has adversely affected its relationship with certain vendors.  The failure of aircraft or engine manufacturers and other vendors to provide parts or related services on a timely, cost-effective basis could materially and adversely affect Mesaba’s or Big Sky’s business, financial condition and results of operations.

Because Mesaba is unable to pass along increased operating costs, Mesaba’s earnings will be negatively affected as its fleet continues to age.

As Mesaba’s fleet of aircraft age, the cost of maintaining the aircraft will likely increase.  Because many aircraft components are required to be replaced after a specified time, numbers of flight hours or take-off and landing cycles, and because new aviation technology may require certain parts to be retrofitted, the cost to maintain aging aircraft will generally exceed the cost to maintain newer aircraft.  Any material increase in such costs will have a material adverse effect on Mesaba’s business, financial condition and results of operations.

If Mesaba loses certain of its ground handling business, Mesaba’s results of operations could be materially affected.

Mesaba performs various ground handling services for Northwest, Pinnacle and other airlines at Minneapolis, Detroit and certain other airport locations.  The ground handling business is highly competitive, and airlines are constantly reviewing their cost structures to locate the most cost-effective ground handling providers.  Mesaba receives the majority of its ground handling revenue from Northwest and Pinnacle, and Mesaba does not have any long-term agreements with either airline.  If Northwest or Pinnacle terminates Mesaba’s ground handling services, Mesaba’s financial results would be materially affected, both through a loss of revenue and increased transition expenses.

Mesaba and Big Sky could incur significant costs if they experience difficulty finding, training and retaining employees.

Mesaba’s and Big Sky’s businesses are labor-intensive and require large numbers of pilots, flight attendants, maintenance technicians and other personnel.  The airline industry has from time to time experienced a shortage of qualified personnel, specifically pilots and maintenance technicians.  In addition, as is common with most airline competitors, Mesaba and Big Sky have faced turnover of their employees.  For example, Mesaba’s and Big Sky’s pilots and maintenance technicians, as well as Mesaba’s flight attendants, occasionally leave to work for larger airlines which generally offer higher salaries and more extensive benefit programs than regional airlines are financially able to offer.  In the event of a significant increase in the turnover of employees in the above-mentioned positions, Mesaba and Big Sky would incur significantly higher training costs than would otherwise be necessary.  Mesaba and Big Sky cannot provide assurance that they will be able to recruit, train and retain the qualified employees they require to carry out their business plans.

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

Holdings’ ability to diversify within the airline industry may be limited by the terms of its side letter agreement with Mesaba’s pilots’ union.

In January 2004, Holdings entered into a letter agreement with ALPA, Mesaba’s pilots’ union, that may limit the types of aircraft Big Sky may fly and may place additional requirements on Holdings if it forms or acquires any other airline subsidiary.  These possible limitations were included in Mesaba’s negotiations with its pilots in Mesaba’s bankruptcy proceedings, and the Bankruptcy Court ruled that Mesaba cannot reject the letter agreement.  In light of this ruling, Holdings is currently assessing its alternatives with respect to the letter agreement.

Mesaba’s and Big Sky’s compliance with various regulations governing the airline industry can be costly, and Mesaba and Big Sky could be harmed if they fail to comply with such regulations.

Airlines are subject to extensive regulatory and legal requirements that involve significant compliance costs that can result in increased costs for passengers and the airline.  The FAA, DOT and Transportation Security Administration periodically propose additional laws, regulations, taxes and airport rates and charges.  Such measures could have the effect of raising ticket prices, reducing revenue, increasing costs or reducing demand for air travel.  Mesaba and Big Sky expect to continue incurring expenses to comply with existing and future regulations.  Moreover, if either Mesaba or Big Sky fails to comply with applicable regulations, they may be subject to sanctions, including the following:

•                  warning letters;

•                  fines;

•                  injunctions;

•                  orders relating to grounding of aircraft, inspection of aircraft, installation of new safety-related items and removal and replacement of certain aircraft parts; or

•                  criminal prosecutions.

Future terrorists attacks, other world events, general economic conditions and other factors beyond the Company’s control could substantially harm the Company.

The terrorist attacks of September 11, 2001 and the prolonged unrest in the Middle East materially affected and continue to affect the airline industry.  Concerns about further terrorist attacks have had a negative impact on air travel demand.  In addition, security procedures introduced at airports since the attacks have increased the inconvenience of air travel, both in reality and in customer perception, leading to further reduction in demand.  Finally, the continued rise in jet fuel prices has had an adverse economic effect on all airlines, including Northwest and Big Sky.  Additional terrorist attacks, the fear of such attacks, continued conflict in Iraq, Afghanistan or other countries or continued increases in fuel prices could further affect the airline industry and could cause general instability in financial markets.

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

Mesaba and Big Sky have made substantial investments in technology to manage their operations.  In particular, the systems operations control centers, which oversee daily flight operations, are dependent on a number of technology systems to operate effectively.  These technology systems may be vulnerable to various sources of interruption due to events beyond Mesaba’s or Big Sky’s control, including natural disasters, terrorist attacks, computer viruses and hackers.  In addition, large-scale interruption in technology on which Mesaba and Big Sky depend, such as power, telecommunications or the Internet, could substantially disrupt their operations.

Any airline accident in which Mesaba or Big Sky is involved could subject Mesaba or Big Sky to substantial liability and seriously harm the Company’s financial condition and results of operations.

An accident involving Mesaba or Big Sky aircraft could result in injuries and loss of life and, therefore, result in significant claims from injured persons and surviving relatives.  An accident could also result in substantial property damage, loss of aircraft from service and adverse publicity for the affected airline.  The DOT requires airlines to carry liability insurance.  Although Mesaba and Big Sky believe their liability insurance is in amounts and of the type generally consistent with industry practice, substantial claims resulting from an accident in excess of insurance coverage would harm the Company’s business and financial results.  Any resulting claims would also be costly to defend and could harm Mesaba’s or Big Sky’s reputation.  Moreover, any aircraft accident, even if fully insured or not directly involving Mesaba or Big Sky, could cause a public perception that flying is less safe or reliable than other transportation alternatives, which could harm the Company’s financial condition and results of operations.

Risks Related to the Company’s Stock

Together, certain of the Company’s shareholders own or have the right to acquire a significant portion of the Company’s stock and could ultimately control decisions regarding the Company.

Northwest owns 27.5% of the Company’s common stock.  Pursuant to its Warrant, Northwest also has the right to purchase an aggregate of 4,112,500 shares of the Company’s common stock, subject to certain vesting restrictions related to the future delivery by Northwest of CRJ aircraft.  It is possible that if Mesaba is awarded additional CRJ aircraft by Northwest, Mesaba and Northwest may negotiate a new airline services agreement, and the Company and Northwest may then also renegotiate the terms of any warrant that may be issued.  Additionally, several other shareholders also own significant blocks of the Company’s common stock.  Because the parties described above currently own a large portion of the Company’s stock, they may be able to determine or significantly influence the outcome of corporate actions requiring shareholder approval, including decisions as to the Company’s direction and policies; future issuances of securities, incurrence of debt, amendments to the Company’s articles of incorporation and bylaws, payment of dividends on the Company’s common stock; and acquisitions, sales of the Company’s assets, mergers or similar transactions, including transactions involving a change of control.  As a result, some investors may be unwilling to purchase the Company’s common stock.  In addition, if the demand for the Company’s common stock is reduced because of these shareholders’ control of the Company, the price of the Company’s common stock could be materially depressed.

Future sales of the Company’s common stock by its shareholders could depress the price of the Company’s stock.

Sales of a large number of shares of the Company’s common stock or the availability of a large number of shares for sale could adversely affect the market price of the Company’s common stock.  As of March 31,

2006, the Company had 20,591,840 shares of common stock outstanding.  Several of the Company’s shareholders own substantial blocks of the Company’s common stock.  Additionally, along with the shares of stock it currently owns, Northwest could own an additional large block of the Company’s common stock upon exercise of its Warrant.  In connection with the ASA, the Company entered into a registration rights agreement to register the shares of stock owned by Northwest (including those shares underlying the Warrant).  Prior to entering the ASA, Northwest had pledged certain of these shares to Boeing Capital Corporation (“Boeing”), and Boeing is also a party to the registration rights agreement.  The registration statement has not been filed, and will likely not be filed until a final resolution is reached with respect to the ASA, unless Boeing obtains relief from the automatic stay and is allowed to foreclose on Northwest’s stock pledge and subsequently demand registration.  Nevertheless, following any registration, future sales of those shares, or future sales of other large blocks of the Company’s common stock that are already registered, could substantially depress the Company’s stock price.

Any future exercise of the Warrant held by Northwest could substantially dilute the Company’s common stock.

As of March 31, 2006, Northwest held a Warrant exercisable for an aggregate of 4,112,500 shares of the Company’s common stock at an exercise price of $8.74 per share.  To date, the Warrant has not vested, and it will not begin to vest until Northwest delivers a total of 15 CRJs to Mesaba.  In such event, the Company and Northwest may also renegotiate the terms of the Warrant.  If and when the Warrant does vest, holders of the Company’s common stock could experience substantial ownership dilution if Northwest elects to exercise the Warrant.

The Company’s stock price may continue to be volatile.

In the past two fiscal years, the market price of the Company’s common stock has ranged from a low of $4.50 per share to a high of $10.23 per share.  Because the Company’s stock is thinly traded, its market price is sensitive and may continue to experience substantial fluctuations due to a variety of factors, including the following:

•                  failure of the Company’s operating results to meet analysts’ or investors’ expectations in any quarter;

•                  securities analysts’ estimates;

•                  material announcements by the Company, Northwest or the Company’s, Mesaba’s or Big Sky’s competitors;

•                  public sales of a substantial number of shares of the Company’s common stock;

•                  increased short sales due to the uncertainty surrounding Mesaba’s bankruptcy, as well as any purchase to cover short positions;

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Aircraft

Mesaba

The following table sets forth certain information as to Mesaba’s passenger aircraft fleet as of March 31, 2006:

Type of Aircraft	Number of Aircraft	Seating Capacity	Approximate Single Flight Range (miles)	Approximate Average Cruising Speed (mph)
Avro RJ85	23	69	1,400	400
Saab 340	52	30/34	500	300
CRJ 200/440	2	50	1,500	500

Mesaba leases or subleases its Avro aircraft from Northwest under operating leases with initial terms of up to ten years.  The lease and sublease agreements for the Avros with Northwest contain certain requirements of Mesaba regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon their return to Northwest.  The ASA allows Mesaba to return Avros to Northwest upon the occurrence of certain events, including termination of the ASA.

Shortly after Northwest filed for bankruptcy, it unilaterally, and in breach of the ASA, removed 12 Avros from Mesaba’s flight schedule.  Mesaba and Northwest then entered into a written agreement under which Northwest acknowledged that Mesaba was not required to make sublease payments on the idled aircraft.  That agreement expired in February 2006.  Mesaba chose to wait to reject the subleases until it was confident that Northwest would not return the idled aircraft to the flight schedule.  Mesaba discontinued recording rent expense of approximately $7.4 million on these Avros through March 31, 2006 when they were idled at the request of Northwest.  In May 2006, Northwest formally rejected its leases for these 12 idled Avros.  To ensure that Northwest’s actions have relieved Mesaba of all liability or obligations arising under the subleases, on June 13, 2006, Mesaba filed a motion with the Bankruptcy Court to seek formal approval of Mesaba’s rejection of the subleases for the 12 idled aircraft.  Mesaba believes that under Section 503(b)(1) of the Bankruptcy Code, which governs administrative claims, Northwest would have no standing to assert an administrative claim against Mesaba for the aircraft rent because Northwest had previously agreed that Mesaba had no obligation to pay rent for grounded aircraft and because Mesaba parked and protected the aircraft at Northwest’s request.

Mesaba leases its Saab aircraft either directly from leasing companies on a month-to-month basis or through subleases with Northwest under operating leases with initial terms of up to 17 years.  The lease and sublease agreements with the aircraft leasing companies and Northwest contain certain requirements of Mesaba regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon their return.  The ASA allows Mesaba to return Saab aircraft to Northwest upon the occurrence of certain events, including termination of the ASA.

Mesaba subleases its two CRJs from Northwest under operating leases with initial terms of up to ten years.  The lease agreements contain certain requirements of Mesaba regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon their return to Northwest.  Northwest reimburses Mesaba’s aircraft rental expense in full under the ASA.  The ASA allows Mesaba to return CRJ aircraft to Northwest upon the occurrence of certain events, including termination of the ASA.

As of March 31, 2006, Mesaba’s existing fleet of Avro, Saab and CRJ aircraft had remaining lease terms of up to nine years.  The current aggregate monthly lease payments for all Mesaba aircraft is approximately $7.0 million.  See further discussion in Item 7.

Big Sky

The following table sets forth certain information as to Big Sky’s passenger aircraft fleet as of March 31, 2006.

Type of Aircraft	Number of Aircraft	Seating Capacity	Approximate Single Flight Range (miles)	Approximate Average Cruising Speed (mph)
Operating:
Beechcraft 1900D	10	19	750	325
Nonoperating:
Metro III	4

In January 2005, Big Sky entered into a letter of intent to lease ten Beechcraft 1900D aircraft from Mesa Airlines, Inc. (“Mesa”) to transition from its Metro fleet.  During March 2005, Big Sky parked four Metros, took delivery of five Beechcraft aircraft and began flying them.  Big Sky took delivery of the remaining five Beechcraft aircraft during fiscal 2006, and the remaining Metro fleet was removed from service.  Big Sky continues to dispose of the Metro aircraft through subleases or other means.  As of May 31, 2006, Big Sky has three Metro aircraft that are idled and pending disposition.

Big Sky leases its Metro aircraft from AirLift Inc. and its Beechcraft aircraft from Mesa.  The lease agreements contain certain requirements of Big Sky regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon their return.

As of March 31, 2006, Big Sky’s fleet of Metro and Beechcraft aircraft had remaining lease terms of 17 to 56 months and aggregate monthly lease payments of approximately $0.2 million.  The current aggregate monthly lease payments for the nonoperating aircraft alone are approximately $0.1 million.  As of March 31, 2006, the Company expensed approximately $0.8 million related to the remaining lease payments on the nonoperating aircraft and other estimated net costs of the aircrafts’ return to the lessor.

Facilities

Holdings

Holdings’ executive offices are located in downtown Minneapolis, Minnesota.  Holdings leases approximately 3,370 square feet of office space with lease payments of approximately $6,000 per month.  The lease expires on September 30, 2010 but contains an early termination provision allowing the lease to be cancelled on September 30, 2007.

Mesaba

Mesaba leases an aircraft hangar facility from the Metropolitan Airports Commission.  Under this 25-year agreement, Mesaba leases approximately 366,000 square feet of maintenance facilities, maintenance offices, ramp, parking and unimproved land, of which approximately 87,000 square feet is for the maintenance hangar facility.  The lease payments of approximately $111,000 per month commenced in October 2003.

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

In 1999, Mesaba entered into ground and facilities leases for approximately 497,000 square feet of facilities, ramp, parking and unimproved land at the Cincinnati/Northern Kentucky International Airport.  The facilities lease covers approximately 126,000 square feet of hangar and maintenance space, and Mesaba is obligated to pay monthly rentals of approximately $92,000 until July 1, 2029 as part of a special facilities bond financing provided by the Cincinnati/Northern Kentucky Airport Authority.  The ground lease has a 30-year term concurrent with the facilities lease and requires payments of approximately $12,000 per month.  Holdings has unconditionally guaranteed Mesaba’s obligations related to the facility.  Following its bankruptcy filing, Mesaba vacated the facility.  In accordance with its guaranty, Holdings has been making the monthly ground and facilities lease payments.  Additionally, on February 15, 2006, Holdings received notice that the trustee for the bondholders declared Holdings’ guarantee for all sums to be immediately due and payable.  On April 18, 2006, Holdings entered into an agreement with UMB, the trustee for the bondholders, under which UMB agreed to forbear acceleration of Holdings’ guarantee obligations in exchange for Holdings delivering a letter of credit in the amount of $13.1 million to secure the payment of the obligations owed by Holdings to UMB.  See “Item 8. Financial Statements and Supplemental Data, Note 19 — Subsequent Events” for more information.

Mesaba leases approximately 334,000 square feet of ramp, parking and unimproved land at the Detroit Metropolitan Airport.  The hangar facility of approximately 60,000 square feet located on the property was paid in full in fiscal 2003.  The ground lease has a 20-year term with monthly lease payments of approximately $10,000.  Lease payments are subject to an annual adjustment on January 1 each year based upon the percentage change in an index published by the Bureau of Labor Statistics of the United States Department of Commerce.

Mesaba leases approximately 38,000 square feet of hangar office space located on approximately 102,000 square feet of land and parking areas of which Mesaba is ground lessee at the Central Wisconsin Airport in Mosinee, Wisconsin.  Mesaba pays approximately $3,000 per month under the terms of the ground and facility leases, which expire on December 31, 2011, subject to two ten-year renewal options.

Big Sky

Big Sky’s main hangar and principal offices are located at the Logan International Airport in Billings, Montana.  The main facility consists of a 12,000 square foot building that can hold three aircraft for maintenance, a parts warehouse, back shop area and two floors of offices.  A two-story building adjacent to the hangar houses Big Sky’s general offices.  These buildings are situated on approximately 83,000 square feet of land owned by the City of Billings and leased to Big Sky on long-term facility and ground leases.  The facility lease has a 20-year term, and the ground lease has a 26-year term.  The combined monthly lease payment is approximately $7,000.

Item 3.  LEGAL PROCEEDINGS

Mesaba Bankruptcy

On October 13, 2005, Mesaba filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Minnesota.  The Bankruptcy Court is administering Mesaba’s case under the caption “In re Mesaba Aviation, Inc., dba Mesaba Airlines, Case No. 05/39258(GFK).”  Mesaba continues to operate its business and manage its property as a debtor-in-possession pursuant to the Bankruptcy Code.  As a result of the Chapter 11 filing, attempts to collect, secure or enforce remedies with respect to prepetition claims against Mesaba are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code, including the Mesaba litigation described below.

Saab Leasing Litigation

On October 4, 2002, Fairbrook Leasing, Inc., Lambert Leasing, Inc. and Swedish Aircraft Holdings AB (“Saab Leasing”) filed a declaratory judgment action against Mesaba relating to 20 Saab 340A (“340A”) aircraft leased by Mesaba.  Saab Leasing sought a judicial declaration that the terms of the leases applicable to each of the 340A aircraft are governed by a March 7, 1996 term sheet proposal rather than the parties’ subsequent agreements and conduct.  In a December 8, 2003 order, the District Court for the District of Minnesota (the “District Court”) declared the term sheet proposal a binding preliminary agreement requiring Mesaba to negotiate in good faith toward the execution of long-term agreements for each of the 340A aircraft.  Mesaba appealed the District Court’s ruling.

On August 13, 2004, relying on the District Court’s declaratory judgment ruling, Saab Leasing filed a separate action in the District Court alleging approximately $35 million in damages for past due and future aircraft lease obligations.  Mesaba denied the allegations in Saab Leasing’s complaint and contended that it had fulfilled and would continue to fulfill its existing obligations.

On May 19, 2005, the United States Court of Appeals for the Eighth Circuit (the “Court of Appeals”) affirmed the District Court’s declaratory judgment ruling.  Despite the Court of Appeals’ ruling, Mesaba believes, based on advice from its legal counsel, that it has defenses in the damages case that will limit Saab Leasing’s ability to recover damages.  On September 9, 2005, the District Court heard oral arguments on Saab Leasing’s and Mesaba’s cross-motions for summary judgment.  The District Court did not rule on these motions prior to Mesaba’s bankruptcy petition.

On October 14, 2005, Mesaba notified the District Court that Mesaba applied for debtor protection under Chapter 11 of the Bankruptcy Code and that such application operates to automatically stay the continuation of the Saab Leasing matter.  On January 19, 2006, the Bankruptcy Court denied Saab Leasing’s motion for relief from the automatic stay and held that Saab Leasing could not continue with the case until at least May 1, 2006.  On June 16, 2006, the Bankruptcy Court approved Mesaba’s and Saab Leasing’s stipulation modifying the automatic stay for the limited purpose of permitting the District Court to rule on the cross-motions for summary judgment.  There can be no assurance that the District Court will grant Mesaba’s motion for summary judgment.  Therefore, the ultimate outcome of this dispute cannot be predicted with certainty.  Ultimately, the amount of any damages award to Saab Leasing would be deemed an unsecured prepetition claim against Mesaba.  As of March 31, 2006, Mesaba had not established any accrual with regard to this litigation within its condensed financial statements (see “Item 8. Financial Statements and Supplemental Data, Note 20 — Financial Information of Mesaba”).

Other Litigation Matters

Mesaba is also a defendant in various lawsuits arising in the ordinary course of business.  While the outcome of these lawsuits and proceedings cannot be predicted with certainty, it is the opinion of Mesaba’s management based on current information and legal advice that the ultimate disposition of these suits will not have a material adverse effect on the separate financial statements of Mesaba.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 9, 2006, the Company held its 2005 annual meeting of shareholders, at which Donald E. Benson and Carl R. Pohlad were reelected as directors of the Company to serve until 2008.  The shareholders also ratified the appointment of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2006.  Mr. Benson received 18,726,131 votes for his reelection and 448,568 against his reelection.  Mr. Pohlad received 19,031,640 votes for his reelection and 143,059 votes against his reelection.  There were 19,071,990 votes cast for ratification of Deloitte & Touche LLP, 87,783 votes cast against ratification, 14,926 abstentions and no broker non-votes.

EXECUTIVE OFFICERS OF THE REGISTRANT

Paul F. Foley, age 54, has been the President and Chief Executive Officer of the Holdings since October 1999 and was President and Chief Executive Officer of Mesaba from October 1999 to September 2002.  He is also a director of Holdings.  He was Vice President at Atlas Air, Inc. from December 1996 to September 1999.  He presently serves as a director of Zomax Incorporated.  Mr. Foley graduated with a bachelor of science degree from Cornell University and a master of business administration degree from Southern Methodist University in Dallas, Texas.

Robert E. Weil, age 41, has been Vice President, Chief Financial Officer and Treasurer of Holdings since January 2000 and also served as Vice President, Chief Financial Officer of Mesaba from January 2000 to September 2002.  Mr. Weil was the Managing Director of Finance - Ground Operation for Northwest Airlines from December 1997 until joining Holdings.  He also held the position of Controller - Ground Operations and held various other finance positions at Northwest since 1991.  Mr. Weil graduated with a bachelor of arts degree in economics from Northwestern University and a master of management degree from J. L. Kellogg Graduate School of Management.

Ruth M. Timm, age 36, joined the Company in April 2005 as its Vice President, General Counsel.  Ms. Timm was General Counsel at Integris Metals, Inc. from October 2004 until February 2005, when the company was sold to a competitor.  Ms. Timm was an associate in the corporate department of Leonard, Street and Deinard Professional Association from October 2000 until September 2004, and an associate at

Maun & Simon, PLC from September 1999 to October 2000.  Ms. Timm served as a judicial law clerk for the Honorable Paul A. Magnuson, Chief Judge, U.S. District Court for the District of Minnesota from 1997 to 1999.  She received her law degree from Valparaiso University School of Law in 1997.

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

	Fiscal 2006		Fiscal 2005
Quarter	High	Low	High	Low
First	$10.23	$8.50	$9.52	$7.11
Second	$9.50	$5.67	$9.30	$7.55
Third	$6.03	$4.50	$9.60	$8.11
Fourth	$6.30	$4.61	$9.60	$7.97

On June 1, 2006, the number of holders of record of common stock was 571.

The transfer agent for the Company’s common stock is Wells Fargo Shareowner Services, 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone:  (651) 450-4064.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Plans approved by security holders	5,671,676	8.22	$1,327,965

The equity compensation plans approved by the Company’s shareholders are the 1994 Stock Option Plan, the 1996 Director Stock Option Plan and the 2000 Stock Incentive Plan.  The 2000 Stock Incentive Plan contains a provision that automatically increases the authorized shares available for grant on September 1 of each year by the lesser of 300,000 or 1% of the then outstanding common shares.  See “Item 8. Financial Statements and Supplemental Data, Note 11 — Shareholders’ Equity” for additional information regarding the Company’s equity compensation plans.

Item 6.  SELECTED FINANCIAL DATA

The following tables set forth selected financial data with respect to the Company as of the dates and for the periods indicated.  The selected financial data has been derived from the Company’s audited consolidated financial statements, which have been restated to give effect to the restatement discussed in “Item 8. Financial Statements and Supplemental Data, Note 16 — Restatement.”  As of the Petition Date, the accounts of Mesaba were deconsolidated from the Company’s consolidated financial statements.  Therefore, the financial data below excludes Mesaba from the Petition Date forward.  The financial data set forth below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statement of Operations Data:	For the Years Ended March 31 (in thousands, except share data)
		As restated
	2006	2005	2004	2003	2002

Operating revenues	$256,279	$442,610	$432,789	$456,880	$416,913
Operating expenses	318,980	433,971	428,763	448,549	416,077
Operating (loss) income	$(62,701)	$8,639	$4,026	$8,331	$836

Equity in loss of Mesaba Aviation, Inc.	$(39,953)	$—	$—	$—	$—

Net (loss) income	$(82,848)	$7,355	$4,496	$4,151	$7,828

Net (loss) income per share-basic	$(4.02)	$0.36	$0.22	$0.20	$0.39
Weighted average number of issued shares outstanding-basic	20,584	20,505	20,334	20,308	20,289

Net (loss) income per share-diluted	$(4.02)	$0.35	$0.22	$0.20	$0.38
Weighted average common and potentially dilutive common shares outstanding-diluted	20,584	21,050	20,562	20,357	20,601

Balance Sheet Data:	As of March 31 (in thousands)
	2006	2005	2004	2003	2002

Current assets	$98,436	$187,547	$174,934	$158,976	$162,621
Property and equipment, net	1,423	38,421	39,722	43,798	50,615
Long-term investments	19,484	43,240	39,984	32,162	4,068
Other noncurrent assets, net	2,599	11,746	14,167	15,052	8,758
Total assets	$121,942	$280,954	$268,807	$249,988	$226,062

Current liabilities	$12,571	$82,206	$77,098	$65,372	$44,781
Other noncurrent liabilities	772	6,069	7,448	7,161	8,221
Shareholders’ equity	108,599	192,679	184,261	177,455	173,060
Total liabilities and shareholders’ equity	$121,942	$280,954	$268,807	$249,988	$226,062

Like other air carriers, Mesaba discloses information regarding passengers, revenue passenger miles, available seat miles, load factor and revenue per available seat mile in “Selected Operating Data” below.  While this data is often used to assess the financial performance of a major carrier, for a regional carrier such as Mesaba operating under a capacity purchase agreement, this data is not directly relevant to Mesaba’s revenues or profitability.  However, it is provided to indicate the size and scope of Mesaba’s operations.

	For the Years Ended March 31
	2006	2005	2004	2003	2002
Selected Operating Data:
Mesaba
Passengers	5,452,424	5,623,731	5,596,721	5,658,006	5,650,500
Available seat miles (1)	2,755,577	3,064,167	2,904,198	2,822,140	2,739,946
Revenue passenger miles (2)	1,861,110	2,003,910	1,774,931	1,646,114	1,571,042
Load factor (3)	67.5%	65.4%	61.1%	58.3%	57.3%
Block hours flown	274,727	290,345	290,270	300,049	298,349
Departures	198,035	207,067	219,009	233,160	240,068
Revenue per ASM (4)	0.148	0.140	0.143	0.160	0.152
Cost per ASM (4)	0.163	0.135	0.140	0.155	0.152
Cost per ASM (excluding impairment and other charges) (4)	0.152	0.135	0.140	0.155	0.152

Big Sky (5)
Passengers	113,525	85,455	105,913	39,587
Available seat miles (1)	77,786	59,284	75,188	29,810
Revenue passenger miles (2)	32,193	21,630	27,066	10,630
Load factor (3)	41.4%	36.5%	36.0%	35.7%
Block hours flown	20,839	16,396	20,307	9,456
Departures	21,615	19,423	23,245	8,415
Revenue per ASM (4)	0.263	0.254	0.219	0.193
Cost per ASM (4)	0.363	0.337	0.267	0.262
Cost per ASM (excluding impairment and other charges) (4)	0.331	0.337	0.267	0.262

(1) ASM are determined by multiplying the number of seats available for passengers by the number of miles flown.  Amounts are in thousands.

(2) Revenue passenger miles are determined by multiplying the number of fare-paying passengers carried by the distance flown.  Amounts are in thousands.

(3) Load factor is determined by dividing revenue passenger miles by available seat miles.

(4)          Revenue per ASM and cost per ASM for fiscal 2005 and 2004 have been restated to give effect to the restatement discussed in “Item 8. Financial Statements and Supplemental Data, Note 16 - Restatement.”

(5)          Big Sky was purchased by the Company in December 2002.  Operating data for fiscal 2003 is from the date of purchase to March 31, 2003.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been restated to give effect to the restatement discussed in “Item 8. Financial Statements and Supplemental Data, Note 16 — Restatement,” and should be read in conjunction with the accompanying consolidated financial statements.  The Company’s operations and financial results are subject to various risks and uncertainties as discussed in “Item 1A.  Risk Factors.”

Year in Review and Outlook

Summary

Fiscal 2006 is best summarized by reviewing the year in two distinct periods: the time before and the time after the Northwest bankruptcy in September 2005.  Prior to Northwest declaring bankruptcy, Mesaba was focused on adding the CRJ to its certificate and completing the new omnibus ASA with Northwest.  The new ASA extended the Saab and Avro agreements past 2007 to 2015 and provided for 15 new CRJ aircraft.  Mesaba maintained its outstanding operating performance throughout the summer and received FAA certification for the CRJ in less than six months.  In recognition of its strong commitment to safety and loss prevention programs, Mesaba was awarded the AIG Operational Excellence Award during the summer of 2005.  Two CRJs entered Mesaba’s fleet in the first week of September 2005, and Mesaba began operating them in October 2005.  Throughout the summer, Mesaba also implemented a contingency plan to ensure that Northwest’s mechanics’ strike in August 2005 did not impact Mesaba’s operations.

On September 14, 2005, Northwest filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code.  Northwest missed two payments to Mesaba in September 2005 for services between August 15 and September 14.  Since its bankruptcy filing, Northwest has also implemented various changes to Mesaba’s fleet, including idling nine of the Avros operated by Mesaba effective October 31, 2005 and three additional Avros and 11 Saabs effective January 4, 2006.

Northwest’s missed payments and its subsequent changes to Mesaba’s fleet adversely affected Mesaba and ultimately resulted in Mesaba filing for bankruptcy protection on October 13, 2005.  Following its bankruptcy filing, Mesaba’s focus moved from adding the CRJ to its fleet to implementing a bankruptcy strategy to reduce its labor and non-labor costs and to emerge as a competitive regional airline that will be able to provide quality regional airline services.

Following fiscal 2006 year end, Northwest removed two more Saabs and seven additional Avros effective June 8, 2006.  Northwest has indicated its intent to remove all of the remaining aircraft, other than 49 Saabs, from Mesaba’s fleet by December 31, 2006, subject to final lease negotiations between Northwest and its lessors.  As of June 8, 2006, Mesaba was operating a total of 16 Avros, 50 Saabs and two CRJs.  Finally, Northwest issued a request for proposal for flying up to 126 CRJs in December 2005.  Mesaba has submitted a bid for additional CRJs, but realizes that many of its competitors have also submitted bids to operate such aircraft.

Separately, Big Sky completed its fleet transition, bringing on ten Beechcraft 1900Ds and retiring the Metros. The aftermath of the major hurricanes in the summer and fall of 2005 and the resulting increase in fuel prices negatively impacted Big Sky’s financial results and led to the recording of a $2.5 million goodwill impairment charge.

Outlook

As the airline industry continues through its transformation, the Company and its subsidiaries will focus its efforts in fiscal 2007 on four main strategies:

Mesaba

•                  Mesaba will attempt to execute its bankruptcy reorganization strategy, which includes downsizing its fleet to 49 Saabs, achieving significant cost savings, including both labor and non-labor expenses and affirming its business relationship with Northwest by either assuming the existing ASA or negotiating a new ASA.

•                  Mesaba will then attempt to develop a plan of reorganization to successfully emerge from bankruptcy as a competitive low-cost supplier of regional flights.

Big Sky

•                  Big Sky will focus on growing its Beechcraft 1900D operation by bidding on additional EAS flying and looking for other opportunities to expand its fleet.

Holdings

•                  Holdings will explore additional growth opportunities and will consider acquisitions to diversify both within and outside the airline industry.

Fiscal Year Ended March 31, 2006 Compared with Fiscal Year Ended March 31, 2005

Earnings Summary

The Company reported a consolidated net loss of $82.8 million, or $4.02 per basic and diluted share, for fiscal 2006, compared to net income of $7.4 million, or $0.35 per diluted share, in fiscal 2005.  To allow for a more direct and meaningful comparison, Mesaba’s results of operations have been analyzed for the entire fiscal years ended March 31, 2006 and 2005 not withstanding the deconsolidation of Mesaba from the Company’s consolidated financial statements as of October 13, 2005, the date of Mesaba’s bankruptcy filing.  Mesaba’s condensed financial statements on a stand-alone basis are presented in “Item 8. Financial Statements and Supplemental Data, Note 20 — Financial Information of Mesaba.”

Mesaba

Mesaba Operating Revenues

Total operating revenues decreased 4.4% in fiscal 2006 to $408.8 million from $427.5 million in fiscal 2005.  The decrease was due primarily to a drop in Avro revenue of $24.9 million or 12.7% as a result of 12 Avros removed from the schedule by Northwest between October 31, 2005 and January 4, 2006.  Avro block hours for fiscal 2006 were down 15.6%.  Saab revenue decreased $0.9 million, or 0.4%, in fiscal 2006 compared to fiscal 2005 primarily due to a decrease in Saab ASMs of 2.8% and an increase in the fuel offset to revenue year over year.  The decline in Saab revenue was partially offset by an increase in rate per ASM of 4.1% and an increase in the passenger stipend due to an increased number of passengers flying the Saab aircraft.  The decrease in Saab and Avro revenue was offset in part by the additional revenue generated by the two new CRJ aircraft of $5.5 million and additional ground handling revenue of $1.1 million.

Mesaba Operating Expenses

Total operating expenses in fiscal 2006 increased 8.7% to $448.9 million from $413.1 million in fiscal 2005.  The cost per ASM increased 20.7% to $0.163 in fiscal 2006 from $0.135 in fiscal 2005.  The following table compares components of operating cost per ASM for the years ended March 31:

	Operating Expenses				Operating Cost Per ASM
	2006	2005	$ Change	% Change	2006		2005
Wages and benefits	$145,495	$140,871	$4,624	3.3%	5.3	¢	4.6	¢
Aircraft maintenance	83,368	81,860	1,508	1.8%	3.0		2.7
Aircraft rents	92,948	100,502	(7,554)	(7.5)%	3.4		3.3
Landing fees	9,333	9,959	(626)	(6.3)%	0.3		0.3
Insurance and taxes	6,346	6,156	190	3.1%	0.2		0.2
Depreciation and amortization	12,243	13,844	(1,601)	(11.6)%	0.4		0.5
Administrative and other	68,000	59,885	8,115	13.6%	2.6		1.9
Impairment and other charges	31,206	—	31,206	N/M	1.1		0.0
	$448,939	$413,077	$35,862	8.7%	16.3	¢	13.5	¢

Wages and benefits increased 3.3% to $145.5 million in fiscal 2006 from $140.9 million in fiscal 2005.  The significant factors contributing to this increase were an increase in health and dental expenses of $3.2 million, increased personnel and other costs related to additional ground handling and customer service of $1.8 million primarily due to increased handling in Detroit, and an increase in pilot training of $1.4 million.  These increases were partially offset by a decrease of $0.6 million for the 401(k) benefit plan primarily due to increased costs in the prior year for a voluntary compliance program settlement with the Internal Revenue Service related to incorrect vesting and matching contributions in prior years and reduced incentive compensation of $2.4 million.

Aircraft maintenance costs, excluding wages and benefits, increased 1.8% to $83.4 million in fiscal 2006 from $81.9 million in fiscal 2005.  Aircraft maintenance costs increased primarily due to additional costs related to a rate adjustment for accruals for aircraft checks and additional rotable repairs.  These increases were partially offset by maintenance expense reductions driven by a 5.5% reduction in total block hours.

Aircraft rents decreased 7.5% to $92.9 million in fiscal 2006 from $100.5 million in fiscal 2005.  This decrease is attributable to the 12 Avros idled by Northwest ($7.4 million) and the 11 Saabs removed from service in January 2006 due to certain Mesaba leases with Pinnacle being rejected ($2.0 million), partially offset by the addition of two CRJs ($1.3 million).

Landing fees decreased 6.3% to $9.3 million in fiscal 2006 from $10.0 million in fiscal 2005 due to reduced flying.  Although Northwest is responsible for the Avro landing fees for Mesaba’s operations, Mesaba pays several airports directly and Northwest reimburses Mesaba for such payments.  The reimbursement from Northwest for these Avro landing fees was $2.9 million and $3.5 million in fiscal 2006 and 2005, respectively, and is recorded as both landing fees expense and passenger revenue in Mesaba’s condensed statements of operations.

Insurance and taxes increased 3.1% from $6.2 million in fiscal 2005 to $6.3 million in fiscal 2006.  The increase is due to a one-time credit of $0.8 million received in fiscal 2005 for property tax reimbursement from Northwest.  These increases were offset by lower hull and passenger insurance of $0.7 million due to reduced rates, the smaller fleet size and reduced number of passengers.

Depreciation and amortization decreased 11.6% to $12.2 million in fiscal 2006 compared to $13.8 million in fiscal 2005.  The lower level of depreciation and amortization resulted from reduced capital spending over the last several years and reduced fleet size.

Administrative and other expenses increased 13.6% to $68.0 million in fiscal 2006 from $59.9 million in fiscal 2005.  Significant factors resulting in this increase were an increase of $2.7 million primarily related to pilot and mechanic training in preparation for the CRJ fleet, an increase of $2.6 million primarily related to additional repairs by outside vendors and the contingency plan to ensure that Northwest’s mechanics’ strike did not impact Mesaba’s operations, an increase of $0.7 million primarily related to ground handling and an increase of $1.0 million primarily related to the increased use of contract employees.

Impairment and other charges of $31.2 million were recorded in fiscal 2006 as a result of establishing a $29.1 million reserve for the unsecured prepetition receivables due from Northwest (net of certain offsetting liabilities) due to the September 2005 bankruptcy filing by Northwest and a $2.1 million write-off of the remaining unamortized net book value of the warrants related to the prior Airlink and Jet Agreements with Northwest.

Mesaba incurred fuel expenditures of $19.2 million, or 0.7 cents per ASM, in fiscal 2006 compared to $16.9 million, or 0.6 cents per ASM, in fiscal 2005.  In accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal vs. Net as an Agent, these costs are classified as a reduction from revenue in Mesaba’s condensed statements of operations.  Mesaba’s actual cost of fuel for the Saab aircraft, including taxes and pumping fees, was 83.5 cents per gallon.  Mesaba’s actual cost of fuel for the CRJs, including taxes and pumping fees, was 70 cents per gallon.  These prices are fixed under the terms of the ASA, thereby insulating Mesaba from fluctuations in the market price of fuel.  Northwest is responsible for all fuel for Mesaba’s Avro operations.

Big Sky

Big Sky Operating Revenues

Total operating revenues increased 35.1% to $20.4 million in fiscal 2006 from $15.1 million in fiscal 2005.  New fiscal 2006 service between Sheridan, Wyoming and Denver, Colorado, Bozeman, Montana, Pocatello, Idaho, Walla Walla, Washington and Boise, Idaho contributed to the 27.1% increase in flying.  The system experienced an increase of 4.9 load factor points and a 17.6% increase in average fare in fiscal 2006 compared to fiscal 2005.

Other revenues increased 14.8% as a result of a new EAS subsidy contract for service between Sheridan, Wyoming and Denver, Colorado and an improvement in flight completion of 2.5 points.   Fiscal 2006 includes ground handling revenue and a short-term wet lease operation provided by Big Sky generating $0.3 million.

Big Sky Operating Expenses

Total operating expenses in fiscal 2006 increased 41.2% to $28.2 million from $20.0 million in fiscal 2005.  The following table compares components of operating cost per ASM for the years ended March 31:

	Operating Expenses				Operating Cost Per ASM
	2006	2005	$ Change	% Change	2006		2005
Wages and benefits	$7,484	$6,195	$1,289	20.8%	9.6	¢	10.4	¢
Aircraft fuel	4,826	2,471	2,355	95.3%	6.2		4.2
Aircraft maintenance	3,302	2,416	886	36.7%	4.2		4.1
Aircraft rents	2,014	1,976	38	1.9%	2.6		3.3
Landing fees	340	249	91	36.5%	0.4		0.4
Insurance and taxes	390	510	(120)	(23.5)%	0.5		0.9
Depreciation and amortization	878	774	104	13.4%	1.1		1.3
Administrative and other	6,488	5,400	1,088	20.1%	8.4		9.1
Impairment and other charges	2,503	—	2,503	N/M	3.3		0.0
	$28,225	$19,991	$8,234	41.2%	36.3	¢	33.7	¢

During fiscal 2006, wages and benefits increased due to changes in the workers’ compensation coverage and the addition of 44 new pilots and customer service agents due to new service offerings.  In fiscal 2006, Big Sky paid actual claims compared to having claims covered by insurance in fiscal 2005.  In fiscal 2005, Big Sky recorded a reserve for remaining open workers’ compensation claims from the previous policy period.

Aircraft fuel represented the largest expense increase, 95.3%, from fiscal 2005 to fiscal 2006.  The number of gallons of fuel burned increased approximately 70% due to added flight hours and the Beechcraft 1900D aircraft’s higher consumption per hour.  Additionally, the average price per gallon of fuel increased 15% to $1.98 in fiscal 2006 from $1.71 in fiscal 2005.

Aircraft maintenance increased 36.7% due to increased flying year-over-year.  Block hours increased 27.1%, and ASMs increased 31.2% from fiscal 2005 to fiscal 2006.

Aircraft rents increased 1.9% due to six Beechcraft aircraft brought on line while three Metro aircraft were retired.  During fiscal 2006, a total of ten Beechcraft aircraft and four Metro aircraft were leased compared to four Beechcraft and 14 Metro aircraft being leased during fiscal 2005.

The decrease in insurance and taxes was the result of a property tax adjustment in fiscal 2005.

Administrative and other expenses increased 20.1%, or $1.1 million, in fiscal 2006 over fiscal 2005.  Credit card commissions increased $0.1 million and computer reservation system charges increased $0.2 million in fiscal 2006 as a result of a 32.8% increase in passengers.  In addition, Big Sky recorded $0.8 million in expense associated with the return of non-operating Metro aircraft.

Fiscal 2006 contained a $2.5 million goodwill impairment charge.  The impairment was determined by comparing the fair value of the intangible asset to the current carrying value.

Holdings

Holdings Operating Expenses

Total operating expenses in fiscal 2006 increased to $21.1 million from $5.7 million in fiscal 2005, primarily due to $13.7 million in impairment and other charges, consisting of an $8.9 million write-off of Holdings’ equity investment in its Mesaba subsidiary and a $4.8 million charge associated with Holdings’

guaranty of Mesaba’s facilities and ground lease for its facility at the Cincinnati/Northern Kentucky International Airport.

Consolidated Operating Income

Operating losses totaled $62.7 million in fiscal 2006, as compared to operating income of $8.6 million in fiscal 2005.  The Company’s operating margin decreased to (24.5)% in fiscal 2006 from 1.9% in fiscal 2005.

Consolidated Nonoperating Income

Nonoperating income (net) increased to $6.0 million for fiscal 2006 from $2.3 million in fiscal 2005.  The increase is primarily due to increased interest income as a result of higher rates earned on cash and investments and a $1.8 million arbitration settlement with an investment advisor in the first quarter of fiscal 2006.

Consolidated Provision for Income Taxes

The Company recorded a tax benefit of $13.8 million in fiscal 2006 compared to a provision for income taxes of $3.6 million in fiscal 2005.  The Company’s blended effective tax rate was (24.4)% in fiscal 2006, after the deconsolidation of Mesaba’s financial results from the Company’s consolidated financial statements as of October 13, 2005, the date of Mesaba’s bankruptcy filing, as compared to 32.9% in fiscal 2005, which includes the financial results of Mesaba. In fiscal 2006, the Company booked a valuation allowance against its net deferred tax assets of $3.6 million.  The effective tax rate would have been (30.8)% exclusive of the valuation allowance.  During the first quarter of fiscal 2005, the Company received verification of a final settlement with the Internal Revenue Service concerning its examination of the Company’s fiscal 1995 and 1996 income tax returns.  As a result of this settlement, the Company reduced its income tax payable and tax provision by $1.2 million.  Without this adjustment, the Company’s effective tax rate would have been 43.8% in fiscal 2005.

Fiscal Year Ended March 31, 2005 Compared with Fiscal Year Ended March 31, 2004

Earnings Summary

The Company reported net income of $7.4 million, or $0.35 per diluted share, for fiscal 2005, compared to $4.5 million, or $0.22 per diluted share, in fiscal 2004.  Diluted weighted average common and potentially dilutive common shares were 21.1 million and 20.6 million in fiscal 2005 and 2004.

Mesaba

Mesaba Operating Revenues

Total operating revenues increased 2.7% in fiscal 2005 to $427.5 million from $416.3 million in fiscal 2004.  The increase was primarily attributable to incremental ground handling revenue due to Mesaba’s increased ground handling business in Minneapolis and Detroit.  This was partially offset by a 0.4% decrease in passenger revenue as the reduction in Saab flying more than offset the incremental Avro flying year-over-year.

Mesaba Operating Expenses

Total operating expenses in fiscal 2005 increased 1.7% to $413.1 million from $406.1 million in fiscal 2004.  The cost per ASM decreased 2.2% to $0.135 from $0.138.  The following table compares components of operating cost per ASM for the years ended March 31:

	Operating Expenses				Operating Cost Per ASM
	2005	2004	$ Change	% Change	2005		2004
Wages and benefits	$140,871	$133,454	$7,417	5.6%	4.6	¢	4.6	¢
Aircraft maintenance	81,860	77,381	4,479	5.8%	2.7		2.7
Aircraft rents	100,502	103,011	(2,509)	(2.4)%	3.3		3.5
Landing fees	9,959	10,603	(644)	(6.1)%	0.3		0.4
Insurance and taxes	6,156	8,366	(2,210)	(26.4)%	0.2		0.3
Depreciation and amortization	13,844	16,299	(2,455)	(15.1)%	0.5		0.6
Administrative and other	59,885	57,048	2,837	5.0%	1.9		1.9
	$413,077	$406,162	$6,915	1.7%	13.5	¢	14.0	¢

Wages and benefits increased 5.6% to $140.9 million in fiscal 2005 from $133.5 million in fiscal 2004.  Wages and benefits increased due to increased ground handling wages from additional ground handling activity, increased wages due to additional flying and the new pilots’ contract and increased costs related to the 401(k) benefit plan.  These increases were slightly offset by lower health and dental expenses resulting from improved experience.  Year-over-year comparisons were also affected by the one-time $2.7 million retroactive pilot compensation expenses in the prior year resulting from the pilots’ contract signed in January 2004.

Aircraft maintenance, excluding wages and benefits, increased 5.8% to $81.9 million in fiscal 2005 from $77.4 million in fiscal 2004.  Aircraft maintenance costs increased primarily due to a 9.5% increase in Avro block hours in fiscal 2005 and repair costs incurred to continue to maintain the fleet as it ages.

Aircraft rents decreased 2.4% to $100.5 million in fiscal 2005 from $103.0 million in fiscal 2004.  This decrease is attributable to four fewer Saab aircraft in service year-over-year.

Landing fees decreased 6.1% to $10.0 million in fiscal 2005 from $10.6 million in fiscal 2004.  The decrease is primarily attributable to the 7.1% reduction of Saab departures partially offset by airport rate increases during fiscal 2005.  Although Northwest is responsible for the Avro landing fees for Mesaba’s operations, Mesaba pays several airports directly and Northwest reimburses Mesaba for such payments.  The reimbursement from Northwest for these Avro landing fees was $3.5 million and $3.8 million for the fiscal years ended March 31, 2005 and 2004, respectively, and is recorded as both landing fees expense and passenger revenue in Mesaba’s condensed statements of operations.

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

Administrative and other expenses increased 5.0% to $59.9 million in fiscal 2005 from $57.0 million in fiscal 2004 primarily due to increased outside services of $3.6 million related to consulting and audit costs incurred to comply with the requirements of the Sarbanes-Oxley Act and increased TSA fees.  In addition, the increase was due to costs associated with flight cancellations of approximately $1.2 million.

These increased costs were offset by reduced costs related to third party Saab ground handling of $1.1 million and pilot training of $1.4 million.

Mesaba incurred fuel expenditures of $16.9 million, or 0.6 cents per ASM, in fiscal 2005 compared to $20.1 million, or 0.7 cents per ASM, in fiscal 2004.  In accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal vs. Net as an Agent, these costs are classified as a reduction from revenue in Mesaba’s condensed statements of operations.  Mesaba’s actual cost of fuel for the Saab aircraft, including taxes and pumping fees, was 83.5 cents per gallon.  These prices are fixed under the terms of the ASA, thereby insulating Mesaba from fluctuations in the market price of fuel.  Northwest is responsible for all fuel for Mesaba’s Avro operations.

Big Sky

Big Sky Operating Revenues

Total operating revenues decreased 8.5% to $15.1 million in fiscal 2005 from $16.5 million in fiscal 2004 due to a reduction in flying unprofitable routes, resulting in a $1.7 million decrease in passenger revenue, partially offset by a $0.3 million increase in EAS subsidies.

Big Sky Operating Expenses

Total operating expenses in fiscal 2005 decreased 0.5% to $20.0 million from $20.1 million in fiscal 2004 primarily due to the reduced flying year-over-year, which was offset by $1.0 million in costs associated with the permanent grounding of four Metro aircraft:  three due to the fleet transition from Metros to Beechcraft 1900Ds and one due to significant aircraft damage.  The following table compares components of operating cost per ASM for the years ended March 31:

	Operating Expenses				Operating Cost Per ASM
	2005	2004	$ Change	% Change	2005		2004
Wages and benefits	$6,195	$6,476	$(281)	(4.3)%	10.4	¢	8.6	¢
Aircraft fuel	2,471	2,282	189	8.3%	4.2		3.0
Aircraft maintenance	2,416	3,319	(903)	(27.2)%	4.1		4.4
Aircraft rents	1,976	2,449	(473)	(19.3)%	3.3		3.3
Landing fees	249	332	(83)	(25.0)%	0.4		0.4
Insurance and taxes	510	398	112	28.1%	0.9		0.5
Depreciation and amortization	774	836	(62)	(7.4)%	1.3		1.1
Administrative and other	5,400	4,005	1,395	34.8%	9.1		5.4
	$19,991	$20,097	$(106)	(0.5)%	33.7	¢	26.7	¢

Wages and benefits decreased 4.3% primarily due to a reduction in flying year over year which was partially offset by a workers’ compensation reserve entry made in fiscal 2005 for outstanding open claims.  Fiscal 2005 also included expenses associated with filling a key vacant position.

Aircraft fuel increased 8.3% despite the 19.3% reduction in flying due to the average cost per gallon of fuel increasing to $1.71 from $1.30.

Aircraft maintenance decreased 27.2% to $2.4 million in fiscal 2005 from $3.3 million in fiscal 2004 primarily due to reduced flying.  In addition, fiscal 2004 included fuel tank repairs and engine rental expense associated with the Metro aircraft that did not continue in fiscal 2005.

Aircraft rents decreased due to the return of three Metro aircraft during fiscal 2005.

The increase in insurance and taxes was the result of a property tax adjustment in fiscal 2005.

Administrative and other expenses increased 34.8% in fiscal 2005 over fiscal 2004.  Fiscal 2005 included $1.0 million of costs associated with non-operating Metro aircraft, and fiscal 2004 included a refund of security fees by the TSA in the amount of $0.2 million.

Consolidated Operating Income

Operating income totaled $8.6 million in fiscal 2005, as compared to $4.0 million in fiscal 2004.  The Company’s operating margin increased to 1.9% in fiscal 2005 from 0.9% in fiscal 2004.

Consolidated Nonoperating Income

Nonoperating income (net) decreased to $2.3 million in fiscal 2005 from $4.4 million in fiscal 2004.  The decrease is primarily due to the government grant of $2.6 million in fiscal 2004, which was partially offset by increased interest income of $0.6 million earned on the Company’s investments in fiscal 2005.

Consolidated Provision for Income Taxes

The provision for income taxes decreased 9.1% to $3.6 million in fiscal 2005 from $4.0 million in fiscal 2004.  The company’s blended effective tax rate was 32.9% in fiscal 2005 as compared to 46.8% in fiscal 2004.  During the first quarter of fiscal 2005, the Company received verification of a final settlement with the Internal Revenue Service concerning its examination of the Company’s fiscal 1995 and 1996 income tax returns.  As a result of this settlement, the Company reduced its income tax payable and tax provision by $1.2 million.  Without this adjustment, the Company’s effective tax rate would have been 43.8% in fiscal 2005.  The Company adjusts its effective tax rate quarterly based on forecasted operating results in the fiscal year.  The rate is affected principally by the level of nondeductible expenses relative to projected taxable income.

Liquidity and Capital Resources

Unrestricted cash, cash equivalents and investments decreased $60.1 million, or 35.2%, to $110.7 million at March 31, 2006 from $170.8 million at March 31, 2005, primarily due to the capital contribution that Holdings made to Mesaba in connection with the ASA and a $12.5 million decrease resulting from the deconsolidation of Mesaba on October 13, 2005, the date of Mesaba’s bankruptcy filing.  The Company’s working capital decreased to $85.9 million at March 31, 2006 compared to working capital of $105.3 million at March 31, 2005.

Approximately $25.7 million, or 79.2%, of Mesaba’s accounts receivable balance as of March 31, 2006 consisted of $7.3 million in prepetition receivables which can be offset by prepetition liabilities and $18.4 million in postpetition amounts due from Northwest.  As of June 15, 2006, Mesaba had collected $16.9 million of this March 31, 2006 postpetition balance from Northwest.  Although, Northwest has been paying postpetition receivables due to Mesaba in the ordinary course of business since its bankruptcy, Mesaba’s business is sensitive to events and risks affecting Northwest.  See previous bankruptcy discussions and risks related to Northwest and Northwest’s bankruptcy in “Item 1.  Business” and “Item 1A. Risk Factors.”  Mesaba’s future liquidity will depend on the reorganization plan it adopts, among other items.

Cash Flows

Big Sky

Cash flows (used in) provided by activities at Big Sky were $(4.0) million for operating activities, $(0.2) million for investing activities and $4.2 million from financing activities.

A summary of cash flow activity at Holdings and Mesaba is presented below.  To allow for an accurate comparison, Mesaba’s results of operations have been analyzed for the entire fiscal year ended March 31,

2006 excluding the deconsolidation of Mesaba from the Company’s consolidated financial statements as of October 13, 2005, the date of Mesaba’s bankruptcy filing.  Mesaba’s condensed financial statements on a stand-alone basis are presented in Note 20 of the accompanying Notes to Consolidated Financial Statements.

Operating Activities

Consolidated

Net cash used in operating activities in fiscal 2006 was $21.5 million, primarily due to a net loss of $82.8 million, which was partially offset by impairment and other charges of $50.2 million and depreciation and amortization of $8.1 million.

Mesaba

Net cash used in operating activities in fiscal 2006 was $10.0 million, including net cash used in reorganization activities of $7.0 million.  Operating activities were impacted by a $70.7 million net loss, an increase in accounts payable and other of $47.2 million, depreciation and amortization of $12.2 million and a reduction in deferred income taxes of $11.2 million.

Reorganization Activities

Mesaba

Net cash used in reorganization activities in fiscal 2006 was $7.0 million, primarily due to legal and professional fees incurred in the bankruptcy and reorganization of Mesaba.

Investing Activities

Consolidated

Net cash provided by investing activities in fiscal 2006 was $10.4 million.  The source of cash from investing activities was the net sales of short- and long-term investments of $35.9 million.  The uses of cash were $7.1 million for the funding of an irrevocable tax trust that Mesaba formed as a part of its bankruptcy planning and purchases, primarily of Mesaba property and equipment, of $6.5 million (prior to Mesaba’s deconsolidation on October 13, 2005).  The Company recorded a $12.5 million decrease in cash and cash equivalents from the deconsolidation of Mesaba as of October 13, 2005, the date of Mesaba’s Chapter 11 bankruptcy filing.

Mesaba

Net cash used in investing activities in fiscal 2006 was $11.9 million.  The source of cash from investing activities was the net sales of investments of $3.0 million.  The uses of cash were the $6.8 million for the funding of an irrevocable tax trust that Mesaba formed as a part of its bankruptcy planning and purchases of property and equipment of $8.1 million.

Financing Activities

Consolidated

Net cash used in financing activities in fiscal 2006 was not significant.

Mesaba

Net cash provided by financing activities in fiscal 2006 was $22.2 million which was due to the $31.7 million capital contribution made by Holdings in September 2005 in connection with the ASA and pursuant to Holdings’ separate agreement with Northwest.  Of the $31.7 million total investment made by Holdings, $22.2 million was paid in cash and $9.5 million was paid through the transfer of certain short-term and long-term investments from Holdings.

Outlook

Consolidated

The Company has historically relied on cash and cash equivalents, investments and internally generated funds (primarily from Mesaba’s operations prior to Mesaba’s bankruptcy and deconsolidation in October 2005) to support its working capital requirements.  Absent adverse factors outside the control of the Company, management believes current liquidity and funds from Holdings’ and Big Sky’s operations will provide adequate resources for meeting current obligations through the end of fiscal 2007.

Mesaba

As Mesaba downsizes its fleet to a Saab-only operation, its bankruptcy restructuring plan will require significant reductions in labor and non-labor expenses.  Simultaneously, Mesaba is actively seeking debtor-in-possession financing, but there can be no assurance that Mesaba will be able to obtain such financing.  If Mesaba is unable to obtain debtor-in-possession financing or otherwise generate sufficient cash by the end of the second quarter of fiscal 2007, Mesaba could be forced into liquidation.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Mesaba

Mesaba leases its Saab aircraft, either directly from aircraft leasing companies or through subleases with Northwest under operating leases with initial terms of up to 17 years.  Mesaba leases its Avro aircraft from Northwest under operating leases with initial terms of up to ten years.  Mesaba subleases its CRJ aircraft from Northwest under operating leases with initial terms of ten years.  Mesaba believes that its revenues from the ASA will continue to be sufficient to fund its aircraft lease obligations.  If the ASA terminates, then the Saab, Avro and CRJ aircraft leases will simultaneously terminate.

Additionally, because Northwest and Mesaba have both filed for bankruptcy protection, both Northwest’s and Mesaba’s aircraft-related lease obligations are impacted by Section 1110 of the Bankruptcy Code.  If Northwest, in its bankruptcy, rejects certain leases for aircraft operated by Mesaba or alters the fleet to be operated by Mesaba, Mesaba could reject the leases related to such aircraft in its own Chapter 11 case.  As of March 31, 2006, Mesaba had rejected the leases for 11 Saabs leased from Pinnacle.  In June 2006, Mesaba filed with the Bankruptcy Court a motion to reject an additional 12 Avros.  As aircraft are removed from Mesaba’s fleet and leases are terminated, Mesaba will adjust its maintenance accruals for any return conditions, write off any capitalized aircraft modifications that are returned with the aircraft and record any estimated damage claim from the rejected leases as a liability subject to compromise.

Mesaba’s airline fleet operating leases do not contain any guaranteed lease residual provisions for which there would be a potential contingency at the termination of the lease period.  The following table summarizes Mesaba’s commitments to make lease payments for the years ending March 31, in thousands:

	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases: (1)
Aircraft (2)	$49,826	$34,503	$34,503	$34,503	$34,503	$139,975	$327,813
Non-aircraft	4,184	3,545	3,570	3,453	3,332	25,038	43,122
Total	$54,010	$38,048	$38,073	$37,956	$37,835	$165,013	$370,935

(1)          Amounts represent minimum lease payments with initial or remaining terms of more than one year.  See “Item 8.  Financial Statements and Supplemental Data, Note 8 — Leases” for additional discussion of operating leases.

(2)          Amounts are based on lease terms, which have early terminations and extensions.  The Saab leases have initial terms of up to 17 years with early terminations.  While the leases for 35 Avros had initial terms of up to ten years with extensions, with aggregate monthly lease payments of approximately $5.3 million, the above lease obligation amounts:

a)              Exclude amounts associated with the 12 Avros idled and removed from the fleet by Northwest during fiscal 2006; and

b)             Exclude amounts (except for $14.6 million in fiscal 2007) associated with the remaining 23 Avros that Northwest has informed the Company will be idled and removed from the fleet by December 31, 2006.

Shortly after Northwest filed for bankruptcy, it unilaterally, and in breach of the ASA, removed 12 Avros from Mesaba’s flight schedule.  Mesaba and Northwest then entered into a written agreement under which Northwest acknowledged that Mesaba was not required to make sublease payments on the idled aircraft.  That agreement expired in February 2006.  Mesaba chose to wait to reject the subleases until it was confident that Northwest would not return the idled aircraft to the flight schedule.  In May 2006, Northwest formally rejected the leases related to the 12 idled Avros.  To ensure that Northwest’s actions have relieved Mesaba of all liability or obligations arising under the subleases, on June 13, 2006, Mesaba filed a motion with the Bankruptcy Court to seek formal approval of Mesaba’s rejection of the 12 idled aircraft.  Mesaba believes that under Section 503(b)(1) of the Bankruptcy Code, which governs administrative claims, Northwest would have no standing to assert an administrative claim against Mesaba for the aircraft rent because Northwest had previously agreed that Mesaba had no obligation to pay rent for grounded aircraft and because Mesaba parked and protected the aircraft at Northwest’s request.

Big Sky

As of March 31, 2006, Big Sky’s fleet consisted of 14 aircraft (ten active and four inactive) covered under operating leases with terms of 17 to 56 months and aggregate monthly lease payments of approximately $0.2 million.  Big Sky leases its aircraft from AirLift Inc. and from Mesa.  Funding of the monthly minimum lease payments is dependent on continued passenger boardings, Big Sky’s operations and, potentially, funding from Holdings.

Big Sky’s airline fleet operating leases do not contain any guaranteed lease residual provisions for which there would be a potential contingency at the termination of the lease period.  The following table summarizes Big Sky’s commitments to make long-term debt and lease payments for the years ending March 31, in thousands:

	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases: (1)
Aircraft (2)	$1,810	$1,810	$1,810	$1,719	$392	$—	$7,541
Non-aircraft	123	37	17	17	17	234	445
Long-term debt (3)	149	55	40	43	47	222	556
Capital lease (4)	68	68	68	68	68	261	601
Total	$2,150	$1,970	$1,935	$1,847	$524	$717	$9,143

(1)          Amounts represent minimum lease payments with initial or remaining terms of more than one year.  See “Item 8.  Financial Statements and Supplemental Data, Note 8 — Leases” for additional discussion of operating leases on non-idled aircraft.

(2)          Amounts are based on lease terms, which have early terminations and extensions.  The Beechcraft 1900D leases have initial terms of up to five years with early terminations.

(3)          Amounts represent principal payments only.  See “Item 8. Financial Statements and Supplemental Data, Note 9 — Notes Payable and Long-Term Debt” for additional discussion of long-term debt and future maturities.

(4)          See “Item 8. Financial Statements and Supplemental Data, Note 8 — Leases” for additional discussion of the capital lease.

Holdings

In connection with Holdings’ guaranty of Mesaba’s obligations related to its facility at the Cincinnati/Northern Kentucky International Airport, Holdings is obligated under the facilities and ground leases for such facility.  The following table summarizes Holdings’ guarantee to make lease payments for the years ending March 31, in thousands:

	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	1,305	1,306	1,310	1,348	1,306	23,169	29,744
Total	$1,305	$1,306	$1,310	$1,348	$1,306	$23,169	$29,744

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (i) guarantees; (ii) a retained or a contingent interest in transferred assets; (iii) an obligation under derivative instruments classified as equity; or (iv) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging, or research and development arrangements with the company.  Other than Holdings’ guaranty related to Mesaba’s facility at the Cincinnati/Northern Kentucky International Airport, which is discussed further in “Item 8. Financial Statements and Supplemental Data, Note 19 — Subsequent Events,” the Company has no arrangements of the types described that may have a material current or future effect on the Company’s financial condition, liquidity or results of operations.

In connection with Big Sky’s leasing of the Beechcraft aircraft, in April 2005, Holdings entered into a letter of credit agreement with Wells Fargo Bank, N.A.  The letter of credit is in the amount of $1.9 million and is for the benefit of Mesa, who may draw on the letter of credit if Big Sky fails to perform its obligations under the Beechcraft aircraft leases.  The letter of credit automatically renews each year unless Holdings notifies Mesa that it does not intend to renew it.  If Holdings does not renew the letter of credit, Big Sky’s leases with Mesa will increase by approximately $0.5 million per year.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements and Mesaba’s stand-alone condensed financial statements in conformity with generally accepted accounting principles requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes.  The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company and its subsidiaries have identified their critical accounting policies to include those discussed in the following paragraphs.  The Company and its subsidiaries also have other key accounting policies that involve the use of estimates, judgments and assumptions.

Mesaba’s condensed financial statements have been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of post-petition liabilities in the ordinary course of business.  In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.  While operating as a debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, in some cases, Mesaba may sell or otherwise dispose of assets, or liquidate and settle liabilities, for amounts other than those reflected in the condensed financial statements.  Further, a plan of reorganization could materially change the amounts and classifications in the historical financial statements.

Management believes that its estimates and assumptions are reasonable, based on information presently available; however, changes in these estimates, judgments and assumptions will occur as a result of future events, and, accordingly, ultimate results could differ from amounts estimated.

Allowance for Doubtful Accounts

Mesaba and Big Sky grant trade credit to certain approved customers and perform monthly analyses of outstanding trade receivables to assess the likelihood of collection.  For balances where Mesaba and Big Sky do not expect full payment of amounts owed, an allowance is recorded to adjust the trade receivable to management’s best estimate of the amount that will ultimately be collected.

As discussed in “Item 8. Financial Statements and Supplemental Data, Note 3 — Northwest and Mesaba Bankruptcy Filings,” there is a significant amount of uncertainty surrounding the Northwest and Mesaba bankruptcy processes, which may include negotiations with Northwest regarding Mesaba’s ASA.  As such, it is reasonably likely that the prepetition amounts Mesaba ultimately collects will be different, potentially by a material amount, than Mesaba’s current estimate.  In future periods, Mesaba will appropriately revise its estimate of recoverable amounts as it becomes aware of new information.

Aircraft Property and Equipment — Estimated lives are used to record depreciation on aircraft property and equipment.  Aircraft utilization, technology and changes in business strategy may affect the economic lives used to record depreciation by Mesaba or Big Sky.  The foregoing may also affect depreciation rates, impairment or both.  Management of Mesaba and Big Sky regularly review the estimated useful lives and salvage values for aircraft property and equipment.

As discussed in “Item 8. Financial Statements and Supplemental Data, Note 3 — Northwest and Mesaba Bankruptcy Filings,” there is a significant amount of uncertainty surrounding Northwest’s fleet plan.  As such, it is reasonably likely that if future changes to its fleet occur, Mesaba will assess and may need to adjust the estimated lives on the aircraft that are to be returned and accelerate depreciation or incur impairment charges accordingly.  In future periods, Mesaba will appropriately revise its estimates as it becomes aware of new information.

Excess and Obsolete Inventories — Estimated recovery percentages are used to record obsolescence reserves for parts inventories.  Aircraft utilization, parts availability and changes in parts cost may affect the valuation of parts inventories and obsolescence reserve levels.  Management of Mesaba and Big Sky regularly review recovery percentages, reserve levels and inventory valuations for parts inventories.

As discussed in “Item 8. Financial Statements and Supplemental Data, Note 3 — Northwest and Mesaba Bankruptcy Filings,” Northwest intends to reduce Mesaba’s Saab fleet and eliminate the Avro fleet by December 31, 2006.  As such future events occur, it is likely that Mesaba may incur additional excess inventory reserves.  In future periods, Mesaba will appropriately revise its estimates as it becomes aware of new information.

Aircraft Maintenance — Estimated maintenance costs and anticipated aircraft activity are used to determine maintenance reserves.  Changes in maintenance contracts, parts and labor costs and aircraft activity may affect the maintenance reserves.  Management of Mesaba and Big Sky regularly review aircraft activity, expected aircraft return dates, changes in maintenance contracts and parts and labor costs for maintenance reserves.

As discussed in “Item 8. Financial Statements and Supplemental Data, Note 3 — Northwest and Mesaba Bankruptcy Filings,” there is a significant amount of uncertainty surrounding Northwest’s fleet plan.  As a general rule, Mesaba alters maintenance accruals on aircraft that are to be returned and reverses previously established reserves once the aircraft are no longer in service.  Due to Northwest’s and Mesaba’s bankruptcy proceedings, Mesaba will not reverse maintenance accruals or write off reserves until such time as either Northwest’s or Mesaba’s bankruptcy court has formally approved the rejection of aircraft.  Therefore, in future periods, Mesaba will appropriately revise its maintenance estimates as it becomes aware of new information.

Goodwill and Other Intangible Assets — The excess of the Big Sky purchase price over the fair market value of the net assets acquired was allocated to certain identifiable intangible assets, including Big Sky’s pilot labor contract, its air carrier certificate and goodwill.  The recoverability of goodwill and other intangible assets is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amounts.  The evaluation includes future cash flow projections, strategic modeling and other management assumptions.  During the second quarter of fiscal 2006, the Company completed an interim impairment test of goodwill and other intangible assets.  Based on the results of the test, the Company recorded an impairment charge of approximately $2.5 million to write off the entire amount of goodwill.  The impairment amount was determined by comparing the fair value of the intangible assets to the current carrying value.  Fair value was derived using a discounted cash flow analysis.  Because the fair value was less than the carrying value of the assets, the Company recorded an impairment charge to reduce the carrying value of the assets to estimated fair value.

Income Taxes — The Company’s effective tax rate was (24.4%), 32.9% and 46.8% in fiscal 2006, 2005 and 2004, respectively.  In fiscal 2006, the Company recorded a valuation allowance against its net deferred tax assets in the amount of $3.6 million.  The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates.  In the event that there is a significant unusual or one-time item recognized, or expected to be recognized, in the Company’s operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.  Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions.  The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, certain positions are likely to be challenged and may not succeed.  The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit.  The effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as related interest.  This rate is then applied to the Company’s quarterly operating results.

Significant management judgment is required in determining the provisions for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  For financial reporting purposes, a valuation allowance is recorded to offset deferred tax assets that, more likely than not, will not be realized based on the Company’s projected future taxable income, the timing of expiring net operating losses and the Company’s tax planning strategies.  In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the Company to record a valuation allowance on all or a portion of the deferred tax assets.  This could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the net operating losses is completely utilized or expires unused.

Workers’ Compensation Insurance — Mesaba and Big Sky estimate the ultimate cost of an on-the-job injury at the time of the injury to determine their workers’ compensation insurance reserves.  Mesaba and Big Sky use the services of their respective insurance carriers and outside brokers to assist in determining the reserve levels.  Injury severity, cost of care and the insurance contract affect the ultimate cost and ultimate reserves recorded.  Management of Mesaba and Big Sky regularly review workers’ compensation activity with outside consultants for any changes in the workers’ compensation reserve.

Health and Dental Insurance — Mesaba estimates the amount of incurred but not reported health and dental claims to determine its health and dental insurance reserves.  Mesaba uses the service of its insurance carriers and outside brokers to assist in determining the reserve levels.  Historical claims experience, claims severity and cost of care affect the ultimate cost and ultimate reserves recorded.  Management of Mesaba regularly reviews health and dental claims activity with outside consultants for any changes in the health and dental insurance reserve.  Holdings and Big Sky purchase health and dental insurance and, therefore, do not make estimates for health and dental claims.

Property Taxes — Estimated property tax values and assessments are used to record property tax reserves for the various jurisdictions in which Mesaba and Big Sky operate.  Aircraft and parts values, aircraft flight activity, ground equipment values and the location of personnel may affect the ultimate property tax obligation.  Management of Mesaba and Big Sky periodically review the above items for any changes in the property tax reserves.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also provides that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate and the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability.  SFAS No. 154 will be effective for the Company on April 1, 2006.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123.  SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows.  The revision requires companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant.  SFAS No. 123(R) permits companies to adopt its requirements using either the modified prospective method or the modified retrospective method.  Under the modified prospective method, compensation cost is recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.  The modified retrospective method includes the requirements of the modified prospective method, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption for the impact of adopting this standard.  The Company will apply the modified prospective method upon adoption. In April 2005, the Securities and Exchange Commission announced it would provide for phased-in implementation of SFAS No. 123(R).  As a result, SFAS No. 123(R) is effective for the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005.  The Company projects that compensation expense related to employee stock options issued as of March 31, 2006 will be approximately $0.3 million in fiscal 2007.   SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  Management believes that this reclassification will not have a material impact on the Company’s consolidated statements of cash flows.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s principal market risks are the availability and price of jet fuel and changes in interest rates, as discussed below.

Aircraft Fuel

The Company believes that Mesaba’s arrangements for fuel with Northwest assure an adequate supply of fuel for current and future operations, provided that Northwest does not experience a supply shortage.  As a part of the ASA, Northwest bears the economic risk of fuel price fluctuations for Mesaba’s Saab and CRJ fuel requirements, as the fuel price for Mesaba’s Saabs is fixed at 83.5¢ per gallon, and the fuel for Mesaba’s CRJs is fixed at 70¢ per gallon.  The ASA also requires Northwest to provide all fuel at its expense to support Mesaba’s Avro operations.  Big Sky is subject to fluctuations in fuel prices.  A hypothetical 10% increase in the March 31, 2006 cost per gallon of fuel, assuming projected fiscal 2007 usage at Big Sky, would result in an increase to aircraft fuel expense of approximately $0.6 million in fiscal 2007.  As of March 31, 2006, Big Sky had no fuel hedges in place for fiscal 2007.

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short and long-term investments.  If interest rates were to increase by 100 basis points for a full year, based on the Company’s cash equivalents, short-term and long-term investments balance at March 31, 2006, the Company’s interest income from cash equivalents, short-term and long-term investments would increase by approximately $1.1 million.

The Company does not purchase or hold any derivative financial instruments for trading or speculative purposes.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The consolidated financial statements of the Company and the related reports of management and the Company’s independent registered public accounting firm are included in this Annual Report on Form 10-K on the pages indicated below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

MAIR Holdings, Inc.

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of MAIR Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 3, Mesaba Aviation, Inc. (Debtor-in-Possession) (“Mesaba”), a wholly-owned subsidiary of the Company, filed for reorganization under Chapter 11 of the United States Bankruptcy Code on October 13, 2005, at which time the financial condition and results of operations of Mesaba were deconsolidated from the Company’s consolidated financial statements and presented under the equity method of accounting.  The condensed financial statements of Mesaba presented in Note 20 do not purport to reflect or provide for the consequences of bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, all amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

As discussed in Note 16, the accompanying consolidated statements of operations for the years ended March 31, 2005 and 2004 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 22, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

June 22, 2006

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of March 31, 2006 and 2005

(in thousands, except per share information)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,135	$57,968
Short-term investments	44,117	69,669
Accounts receivable, net of reserves of $33 and $601	3,984	31,176
Inventories, net	589	11,034
Prepaid expenses and deposits	2,611	5,808
Deferred income taxes and other	—	11,892
Total current assets	98,436	187,547
PROPERTY AND EQUIPMENT, net (Note 2)	1,423	38,421
NONCURRENT ASSETS:
Long-term investments	19,484	43,240
Goodwill	—	2,503
Other intangible assets, net	2,413	2,819
Other assets, net	186	6,424
	$121,942	$280,954
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,745	$19,151
Accrued liabilities:
Payroll	1,421	19,563
Maintenance	3	20,281
Deferred income	716	3,085
Other current liabilities	7,686	20,126
Total current liabilities	12,571	82,206

OTHER NONCURRENT LIABILITIES	772	6,069

COMMITMENTS AND CONTINGENCIES (Notes 8,9 and 14)

SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, no specified par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 20,591,840 and 20,574,340 shares issued and outstanding	206	206
Paid-in capital	69,546	70,856
Accumulated other comprehensive (loss) income	(176)	(254)
Retained earnings	39,023	121,871
Total shareholders’ equity	108,599	192,679
	$121,942	$280,954

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended March 31, 2006, 2005 and 2004

(in thousands, except share information)

		As restated-see Note 16
	2006	2005	2004
OPERATING REVENUES:
Passenger	$228,920	$400,398	$401,010
Freight and other	27,359	42,212	31,779
Total operating revenues	256,279	442,610	432,789
OPERATING EXPENSES:
Wages and benefits	88,666	148,652	143,124
Aircraft fuel	4,826	2,471	2,282
Aircraft maintenance	49,940	84,276	80,700
Aircraft rents	56,251	102,478	105,460
Landing fees	5,781	10,208	10,935
Insurance and taxes	5,368	7,383	9,347
Depreciation and amortization	8,127	14,634	17,144
Administrative and other	49,818	63,869	59,771
Impairment and other charges	50,203	—	—
Total operating expenses	318,980	433,971	428,763
Operating (loss) income	(62,701)	8,639	4,026
NONOPERATING INCOME (EXPENSE):
Interest income and other	6,039	2,381	1,888
Government grant income	—	—	2,646
Interest expense	(75)	(61)	(101)
Other nonoperating income, net	5,964	2,320	4,433
(Loss) income before benefit (provision) for income taxes and equity in loss of Mesaba Aviation, Inc.	(56,737)	10,959	8,459

BENEFIT (PROVISION) FOR INCOME TAXES	13,842	(3,604)	(3,963)
(Loss) income before equity in loss of Mesaba Aviation, Inc.	(42,895)	7,355	4,496

EQUITY IN LOSS OF MESABA AVIATION, INC., net of tax	(39,953)	—	—

NET (LOSS) INCOME	$(82,848)	$7,355	$4,496

NET (LOSS) INCOME PER SHARE:
(Loss) earnings per common share - basic	$(4.02)	$0.36	$0.22
(Loss) earnings per common share - diluted	$(4.02)	$0.35	$0.22

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,584	20,505	20,334
Diluted	20,584	21,050	20,562

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended March 31, 2006, 2005 and 2004

(in thousands, except share information)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance, March 31, 2003	20,320,641	$203	$67,115	$116	$110,020	$177,454

Net income					4,496	4,496	$4,496
Exercise of stock options	54,731	1	355			356
Compensation expense for stock options under variable accounting			1,987			1,987
Tax benefit on stock options exercised			38			38
Unrealized loss on investments, net of tax				(70)		(70)	(70)
Balance, March 31, 2004	20,375,372	204	69,495	46	114,516	184,261	$4,426

Net income					7,355	7,355	7,355
Exercise of stock options	198,968	2	1,201			1,203

Compensation expense (benefit) for stock options under variable accounting			(13)			(13)
Tax benefit on stock options exercised			173			173
Unrealized loss on investments, net of tax				(300)		(300)	(300)
Balance, March 31, 2005	20,574,340	206	70,856	(254)	121,871	192,679	$7,055

Net loss					(82,848)	(82,848)	(82,848)
Exercise of stock options	17,500		114			114

Compensation expense (benefit) for stock options under variable accounting			(1,436)			(1,436)
Tax benefit on stock options exercised			12			12
Unrealized gain on investments				78		78	78
Balance, March 31, 2006	20,591,840	$206	$69,546	$(176)	$39,023	$108,599	$(82,770)

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended March 31, 2006, 2005 and 2004

(in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(82,848)	$7,355	$4,496
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in loss of Mesaba Aviation, Inc.	39,953	—	—
Depreciation and amortization	8,127	14,634	17,144
Amortization of deferred credits	(813)	(1,399)	(1,795)
Stock-based compensation	(1,436)	(13)	1,987
Deferred income taxes	(10,500)	426	(1,408)
Amortization of investment discounts	141	2,081	1,719
Impairment and other charges	50,203	—	—
Changes in current operating items:
Accounts receivable	(36,671)	(1,682)	11,188
Inventories	(791)	(2,370)	(205)
Prepaid expenses and deposits	(2,279)	(2,366)	(456)
Accounts payable and other	15,433	5,450	13,250
Net cash (used in) provided by operating activities	(21,481)	22,116	45,920

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(145,613)	(105,702)	(95,775)
Sales of investments	181,496	97,482	59,381
Purchases of property and equipment	(6,482)	(9,659)	(10,717)
Sale of property and equipment	617	—	—
Increase in restricted cash	(7,100)	—	—
Net decrease in cash and cash equivalents from deconsolidation of Mesaba Aviation, Inc.	(12,479)	—	—
Net cash provided by (used in) investing activities	10,439	(17,879)	(47,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of other noncurrent liabilities	(150)	(133)	(244)
Net borrowings on line of credit	245	—	—
Proceeds from issuance of common stock	114	1,203	356
Net cash provided by financing activities	209	1,070	112

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,833)	5,307	(1,079)
CASH AND CASH EQUIVALENTS:
Beginning of year	57,968	52,661	53,740
End of year	$47,135	$57,968	$52,661

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended March 31, 2006, 2005 and 2004

1.              Corporate Organization and Business

Corporate Organization

The consolidated financial statements include the accounts of MAIR Holdings, Inc. (“Holdings” or the “Company”) and its wholly-owned subsidiaries, Big Sky Transportation Co. (“Big Sky”), and Mesaba Aviation, Inc. (“Mesaba”) until its bankruptcy filing on October 13, 2005.  All intercompany transactions and balances have been eliminated in consolidation.  As discussed below, the accounts of Mesaba have been deconsolidated from the Company’s consolidated financial statements effective October 13, 2005.

As discussed in Note 3, Mesaba filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Minnesota (the “Bankruptcy Court”) on October 13, 2005. Mesaba is operating its business as a debtor-in-possession pursuant to the Bankruptcy Code.  Mesaba’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of postpetition liabilities in the ordinary course of business.

Due to Mesaba’s bankruptcy and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, Holdings deconsolidated Mesaba’s financial results under the equity method of accounting effective October 13, 2005.  As a result, Mesaba’s assets and liabilities have been removed from the Company’s consolidated balance sheet as of March 31, 2006 and replaced with Holdings’ investment in Mesaba (see Note 2 — Investment in Mesaba).  Mesaba’s results of operations have been removed from the Company’s consolidated results of operations and cash flows since October 13, 2005, but continue to be included in such consolidated financial statements for periods prior to October 13, 2005.  Because Holdings owns all of the common stock of Mesaba, this change did not affect the amount of net loss Holdings reported resulting from Mesaba’s operation in any current or prior period, but resulted in Mesaba’s net loss from the date of the bankruptcy forward being presented as “Equity in income (loss) of Mesaba” rather than its results being included in each individual statement of operations line item, as was the case for periods prior to October 13, 2005.

Subsequent to the bankruptcy filing date, the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, (“SOP 90-7”), apply to Mesaba’s financial statements while Mesaba operates under the provisions of Chapter 11.  SOP 90-7 does not change the application of accounting principles generally accepted in the United States (“GAAP”) in the preparation of financial statements.  However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of Chapter 11 petition, distinguish transaction and events that are directly associated with the reorganization from the ongoing operations of the business.  See Note 20 for the condensed financial statements of Mesaba presented in accordance with SOP 90-7 on a stand-alone basis as of March 31, 2006 and 2005 and its results of operations and cash flows for each of the three years in the period ended March 31, 2006.

Business

Mesaba

Mesaba operates as a regional carrier providing scheduled passenger service as “Mesaba Airlines/Northwest Airlink” and Mesaba Airlines/Northwest Jet Airlink under a ten-year omnibus Airline Service Agreement (“ASA”) with Northwest Airlines, Inc. (“Northwest”) dated August 29, 2005.  Neither

Mesaba nor Northwest has assumed or rejected the ASA in their respective bankruptcy proceedings, and both parties are continuing to operate under the terms of the ASA (see Note 3 regarding Northwest filing for Chapter 11 bankruptcy protection on September 14, 2005 and the effect of such filing on the ASA)  Prior to the ASA, Mesaba provided regional airline services to Northwest pursuant to two separate agreements, an Airline Service Agreement (the “Airlink Agreement”) that governed Mesaba’s operation of Saab 340 jet-prop aircraft (“Saabs”), and a Regional Jet Services Agreement (the “Jet Agreement”) that governed Mesaba’s operation of Avro RJ85 regional jets (“Avros”).  The ASA is an omnibus agreement that incorporates the existing payment terms for the Saabs and the Avros contained in the Airlink Agreement and the Jet Agreement and adds new payment terms for the Canadair regional jets (“CRJ’s”) that Mesaba began operating in October 2005.  As of March 31, 2006, Mesaba served 102 cities in the United States and Canada from Northwest’s hub airports located in Minneapolis/St. Paul, Detroit and Memphis.

Northwest purchases Mesaba’s entire capacity and pays Mesaba in arrears on the 11th and 26th of each month for regional airline services that Mesaba provides to Northwest utilizing the Saabs and Avros.  Beginning in October 2005, Northwest began paying Mesaba, on a regular bi-monthly basis, on the 1st and 16th of each month for regional airline services that Mesaba provides to Northwest utilizing the CRJs.  The CRJ payment made on the 1st of each month represents a prepayment based on an estimate of regional airline services to be provided by Mesaba for the first 15 days of the month.  The CRJ payment made on the 16th of the month consists of a prepayment based on an estimate of regional airline services to be provided by Mesaba for the 16th through the end of the month and a true-up amount adjusting for actual services provided by Mesaba in the prior month.

For flights utilizing the Saabs, Mesaba recognizes revenue for each completed available seat mile, or ASM (the number of seats in an aircraft multiplied by the number of miles those seats are flown), and purchases fuel (which is set at a fixed price of $0.835 per gallon), ground handling and other services from Northwest.  Mesaba paid Northwest $18.3 million, $21.9 million and $19.7 million for ground handling and other services in fiscal 2006, 2005 and 2004, respectively.

For flights utilizing the Avros, Mesaba recognizes revenue for each block hour flown (the elapsed time between aircraft departing and arriving at a gate).  Northwest provides fuel and airport and passenger related services at Northwest’s expense for the Avros.

For flights utilizing the CRJs, Mesaba recognizes revenue though monthly expense reimbursement payments for actual expenses incurred relating to aircraft rent, maintenance, landing fees and fuel (which is set at a fixed price of $0.70 per gallon); semi-monthly payments for each block hour and cycle operated; a monthly fixed cost payment based on the size of the CRJ fleet (intended to cover Mesaba’s costs that are not reimbursed through the monthly reimbursement payments, which consist mainly of labor costs, ground handling costs, overhead and depreciation) and margin payments based on  the revenues described above calculated to achieve a target operating margin.  The targeted operating margin through April 2007 is set at a fixed amount, after which time the target operating margin will be based on the average operating margin of the publicly traded United States domestic regional airline operating primarily regional jet aircraft, excluding Pinnacle Airlines Corp. (“Pinnacle”), and any regional carrier under bankruptcy protection, subject to a margin cap and floor.

The ASA contains termination provisions that allow both Mesaba and Northwest to terminate the ASA in the event the other party breaches the agreement, subject to the other party’s right to cure the breach within a prescribed time period.  Additionally, Northwest may terminate the ASA in the event of certain lease and other performance defaults by Mesaba; failure by Mesaba to maintain required insurance coverage; failure by Mesaba to allow inspections pursuant to the ASA; change in control events; revocation or failure by Mesaba to obtain Department of Transportation (“DOT”) certification; if Mesaba or its affiliates operate an aircraft type that causes Northwest to be in violation of its collective bargaining agreement with its pilots; failure to elect a chief executive officer/president of Holdings or Mesaba reasonably acceptable to Northwest; if a specified percentage of the aircraft subject to the agreement are not operated for a specified period of time, other than as a result of the Federal Aviation Administration (“FAA”) grounding all aircraft for all carriers; if there is a strike; cessation or interruption of work involving Mesaba’s pilots, flight attendants or mechanics providing service; or if Holdings breaches its agreement entered into with Northwest concurrently with the ASA.

Under the ASA, all scheduled flights that Mesaba operates are designated as Northwest flights using Northwest’s designator code in all computer reservation systems, with an asterisk and a footnote indicating that Mesaba is the carrier providing the service.  In addition, flight schedules of Mesaba and Northwest are closely coordinated to facilitate interline connections, and Mesaba’s passenger gate facilities at the Minneapolis/St. Paul International Airport, Detroit Metropolitan Airport and Memphis International Airport are integrated with Northwest’s facilities in the main terminal buildings.

Mesaba, through the ASA, receives ticketing and certain check-in, baggage, freight and aircraft handling services from Northwest at certain airports.  In addition, Mesaba receives its computerized reservations services from Northwest.  Northwest also performs all marketing, scheduling, yield management and pricing services for Mesaba’s flights.

The ASA provides for incentive payments from Northwest to Mesaba based on achievement of certain operational goals on a semi-annual basis.  Such incentives totaled $3.7 million, $3.1 million and $4.6 million for fiscal 2006, 2005 and 2004, respectively, and are included in passenger revenues in Mesaba’s condensed financial statements (see Note 20).

Approximately 79.2% and 88.8% of the respective March 31, 2006 and 2005 net accounts receivable balances in Mesaba’s condensed balance sheets (see Note 20) are due from Northwest and were not collateralized.  Approximately 94.5% of Mesaba’s operating revenue recognized in fiscal 2006 was from Northwest.  Approximately 92.7% and 92.9% of the Company’s consolidated operating revenue recognized in fiscal 2005 and 2004, respectively, was from Northwest.  Accounts payable owed to Northwest by Mesaba, primarily for ground handling, was $4.2 million and $0.4 million as of March 31, 2006 and 2005, respectively.

Upon execution of the ASA, and pursuant to a separate agreement between Holdings and Northwest, Holdings issued to Northwest an amended and restated warrant (the “Warrant”) to replace the warrants held by Northwest to reduce the number of shares of Holdings’ common stock issuable upon exercise from 4,151,922 shares exercisable at prices ranging from $7.25 to $21.25 per share to an aggregate of 4,112,500 shares exercisable at a price of $8.74 per share.  The Warrant expires ten years from the date of the ASA.  The Warrant will become exercisable for sixty percent of the shares upon the delivery by Northwest of the 15th CRJ aircraft to Mesaba and an additional 4% of the shares with each subsequent delivery of each of the next ten CRJ aircraft.

As of June 15, 2006, Northwest had delivered only two CRJ aircraft to Mesaba.  Northwest has advised Mesaba that it will remove one of the CRJs that Mesaba currently operates and place the CRJ with Northwest’s newly formed subsidiary, Compass Airlines, Inc. (“Compass”)  As part of its reorganization, Northwest has also requested bids from regional airlines for the operation of up to 126 CRJ aircraft, 124 of which are currently operated by Pinnacle and two of which are operated by Mesaba.  Mesaba has submitted a proposal to conduct all CRJ flying for Northwest.  If Mesaba is not awarded some or all of the CRJ business, Northwest will remove the other CRJ that Mesaba currently operates.  Holdings also entered into a registration rights agreement to cover the registration of the shares of stock currently held by Northwest and the shares of stock to be issued to Northwest upon exercise of the Warrant.

In connection with the ASA, Mesaba incurred all of the start-up costs necessary to bring the CRJ fleet into service.  During fiscal 2006, Mesaba incurred and expensed approximately $7.0 million in start-up costs related to adding the CRJ aircraft into its fleet, and Holdings incurred and expensed approximately $0.3 million in related start-up costs.

In connection with the ASA, and pursuant to its separate agreement with Northwest, Holdings made a capital contribution of approximately $31.7 million to Mesaba in September 2005, just prior to Northwest filing for bankruptcy (see Note 2 — Investment in Mesaba and Note 3).

There are other significant related party transactions and balances between Northwest and Mesaba disclosed throughout the Notes to the Consolidated Financial Statements.  Loss of Mesaba’s business relationship with Northwest or Northwest’s failure to make timely payment of amounts owed to Mesaba would have a material adverse effect on Mesaba’s and, therefore, the Company’s, operations, financial position and cash flows.

Big Sky

Big Sky operates as a regional air carrier based in Billings, Montana, providing scheduled passenger, freight, express package and charter services.  As of March 31, 2006, Big Sky provided scheduled air service to 22 communities in Montana, Colorado, Idaho, Oregon, Washington and Wyoming.  Big Sky operates daily scheduled flights providing interline and online connecting services and local market services.  Big Sky also has code-sharing agreements with Alaska Airlines, Horizon Air, America West Airlines, US Air and Northwest, where its services are marketed jointly with those air carriers for connecting flights.

Big Sky participates in the Essential Air Service (“EAS”) program with the DOT.  The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the United States that could not otherwise economically justify that service based on their passenger traffic.  The DOT pays EAS subsidies for each departure in a covered market.  Big Sky was recently reselected as the EAS provider for seven Montana cities for a two-year period beginning March 1, 2006 for an additional $1.0 million in EAS subsidies per year.

Big Sky purchased fuel at market prices from Northwest for $1.4 million, $1.7 million and $1.9 million in fiscal 2006, 2005 and 2004, respectively.

2.              Summary of Significant Accounting Policies

The accounting policies of the Company conform to accounting principles generally accepted in the United States of America.  Significant policies are described below.

Basis of Presentation

The consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries, Big Sky and Mesaba until its bankruptcy filing on October 13, 2005.  All intercompany transactions and balances have been eliminated in consolidation.  As discussed below, the accounts of Mesaba have been deconsolidated from the Company’s consolidated financial statements effective October 13, 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as well as the reported amounts of revenues and expenses.  The most significant use of estimates relates to the allowance for doubtful accounts, accrued maintenance expenses, aircraft property and equipment lives, inventory obsolescence reserves, valuation of goodwill and other intangible assets and accounting for income taxes.  Ultimate results could differ from those estimates.

Reclassification

Certain amounts within shareholders’ equity previously reported in the consolidated balance sheet as of March 31, 2005 and consolidated statements of shareholders’ equity for fiscal 2004 and 2005 have been reclassified to conform to the fiscal 2006 presentation.  The reclassification had no effect on previously reported total shareholders’ equity.

Cash and Cash Equivalents

Cash equivalents consist primarily of United States government and municipal securities and interest-bearing deposits with original maturities of less than 90 days and are stated at cost, which approximates fair value.  Cash equivalents are generally held to maturity.

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

Inventories

Inventories are stated at the lower of cost or market and consist of expendable aircraft service parts, fuel and glycol (de-icing agent).  Mesaba uses the first-in, first-out inventory method, and Big Sky uses average cost.  Expendable parts are charged to maintenance as used.  A provision is recorded to reduce inventories to the estimated net realizable value, if required.  As of March 31, 2006 and 2005, Mesaba’s reserve balance was $4.4 million and $2.2 million, respectively.  Big Sky did not have a reserve balance as of March 31, 2006.  Big Sky’s reserve balance was $0.1 million as of March 31, 2005.

Property and Equipment

Property and equipment are stated at cost.  Additions, improvements or major renewals are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expense as incurred.  Depreciation is computed on a straight-line basis for financial reporting purposes over estimated useful lives of three to 40 years.  Leasehold improvements are amortized over the shorter of the life of the lease or the remaining estimated useful life of the asset.  The Company’s depreciation and amortization expense on property and equipment was $8.1 million, $13.8 million and $16.3 million in fiscal 2006, 2005 and 2004, respectively.

The Company’s consolidated property and equipment and related accumulated depreciation and amortization, excluding Mesaba at March 31, 2006 due to its deconsolidation effective October 13, 2005 (see Note 20),  were as follows as of March 31, in thousands:

	2006	2005
Flight equipment	$650	$93,645
Ground services equipment	240	14,268
Office and general equipment	192	13,189
Buildings and leasehold improvements	569	8,321
Maintenance shop equipment	73	4,152
Other	327	318
	2,051	133,893
Less: Accumulated depreciation and amortization	(628)	(95,472)
Net property and equipment	$1,423	$38,421

Mesaba’s property and equipment and related accumulated depreciation and amortization were as follows as of March 31, in thousands (see Note 20):

	2006	2005
Flight equipment	$95,357	$92,300
Ground services equipment	14,349	14,112
Office and general equipment	14,978	13,040
Buildings and leasehold improvements	7,685	7,751
Maintenance shop equipment	4,361	4,112
	136,730	131,315
Less: Accumulated depreciation and amortization	(104,198)	(94,730)
Net property and equipment	$32,532	$36,585

Mesaba’s depreciation and amortization expense on property and equipment was $11.6 million, $12.2 million and $14.7 million in fiscal 2006, 2005 and 2004, respectively (see Note 20).

Valuation of Long-Lived Assets

 The Company evaluates long-lived assets for potential impairments in compliance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company records impairment losses on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Impairment losses are measured by comparing the fair value of the assets to their carrying amounts.  In determining the need to record impairment charges, the Company is required to make certain estimates regarding such things as the current fair market value of the assets and future net cash flows to be generated by the assets.  The current fair market value is determined by independent appraisal or published sales values of similar assets, and the future net cash flows are based on assumptions such as asset utilization, expected remaining useful lives, future market trends and projected salvage values. Impairment charges are recorded in “Impairment and other charges” on the Company’s or Mesaba’s statements of operations.  If there are subsequent changes in these estimates, or if actual results differ from these estimates, additional impairment charges may be required.

Other Assets

In connection with the Jet Agreement and Airlink Agreement, Mesaba paid Northwest contract rights in the form of warrants to purchase an aggregate of 4,151,922 shares of Holdings’ common stock at exercise prices ranging from $7.25 to $21.25 per share.  Mesaba amortized the contract rights over the life of the warrants.  Upon execution of the ASA, and pursuant to a separate agreement between Holdings and Northwest, Holdings issued the amended and restated Warrant to Northwest (see Note 1).  As of March 31, 2006, the Warrant remained unvested.  When the Warrant was issued, Mesaba wrote off $2.1 million, which amount represented the remaining unamortized portion of the warrants issued in connection with the Jet Agreement and Airlink Agreement.

Airframe and Engine Maintenance

Routine airframe and engine maintenance is charged to expense as incurred.  Overhaul costs covered by third-party maintenance agreements are accrued based on the hours flown and estimates of aircraft activity.  Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized and amortized over the shorter of the remaining estimated useful life of the asset or the lease term.

As discussed in Note 3, there is a significant amount of uncertainty surrounding Northwest’s fleet plan.  Due to Northwest’s and Mesaba’s bankruptcy proceedings, Mesaba will not reverse aircraft maintenance accruals until such time as either Northwest’s or Mesaba’s bankruptcy court has formally approved the rejection of aircraft.  Therefore, in future periods, Mesaba will appropriately revise its maintenance estimates as it becomes aware of new information.

Other Current Liabilities

The Company’s consolidated other current liabilities were as follows as of March 31, in thousands:

	2006	2005
Other accrued expenses	$5,926	$15,811
Taxes payable	1,198	1,952
Line of credit	370	125
Property taxes	192	2,238
	$7,686	$20,126

Mesaba’s other current liabilities were as follows as of March 31, in thousands (see Note 20):

	2006	2005
Other accrued expenses	$7,885	$11,462
Property taxes	1,583	4,084
	$9,468	$15,546

Other Noncurrent Liabilities

In order to assist the Company in integrating new aircraft into its fleets, certain manufacturers provided Mesaba and Big Sky with spare parts or rent deferrals.  The Company has deferred these amounts and amortizes them over the terms of the agreements as a reduction of aircraft rent expense.  The Company’s amortization of these credits resulted in a reduction of rent expense of $0.6 million, $1.2 million and $1.5 million during fiscal 2006, 2005 and 2004, respectively.  The Company’s consolidated other noncurrent liabilities were as follows as of March 31, in thousands:

	2006	2005
Manufacturers credits	$323	$3,653
Deferred rent	37	1,861
Long-term debt and capital lease	412	555
	$772	$6,069

Mesaba’s amortization of these credits resulted in a reduction of rent expense of $1.8 million, $1.2 million and $1.8 million in fiscal 2006, 2005 and 2004, respectively.  Mesaba’s other noncurrent liabilities were as follows as of March 31, in thousands (see Note 20):

	2006	2005
Manufacturers credits	$743	$3,506
Deferred rent	1,804	1,861
	$2,547	$5,367

Stock Options

The Company accounts for its stock-based compensation using the intrinsic value method prescribed under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  The Company has issued stock options to directors and key employees.  As such, the Company records compensation expense for stock options and awards only if the exercise price is less than the fair market value of the stock on the measurement date.

For purposes of the pro forma disclosures of compensation expense under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company uses the Black-Scholes option model to estimate the fair value of options.  The weighted average fair value of options granted during fiscal 2005 was $3.41.  Weighted average assumptions used in the valuation for the years ended March 31 are summarized below:

	2006*	2005	2004*
Risk free interest rate (%)	N/A	1.8 to 3.2	N/A
Expected life of option grants (years)	N/A	4.0 to 4.6	N/A
Expected volatility of option grants (%)	N/A	46.7	N/A

*There were no options granted in either fiscal 2006 or 2004.

The following summarizes the pro forma effects assuming compensation for such awards had been recorded based upon the estimated fair value for each of the years ended March 31, in thousands, except per share information:

	2006	2005	2004
Net income as reported	$(82,848)	$7,355	$4,496
Add: Stock-based employee compensation (reduction) expense
included in reported net income, net of related tax effects	(1,436)	(13)	1,987
Deduct: Stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(808)	(1,187)	(1,234)
	$(85,092)	$6,155	$5,249
Earnings per share - basic:
As reported	$(4.02)	$0.36	$0.22
Pro forma	$(4.13)	$0.30	$0.26

Earnings per share - diluted:
As reported	$(4.02)	$0.35	$0.22
Pro forma	$(4.13)	$0.29	$0.26

Investment in Mesaba

As discussed in Note 1, Holdings has accounted for Mesaba’s financial results under the equity method of accounting since Mesaba’s bankruptcy filing on October 13, 2005.  In accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, Holdings evaluated whether its investment in Mesaba has experienced an other-than-temporary impairment as of March 31, 2006.  Holdings’ evaluation utilized a market and income approach, including a discounted cash flow analysis.  After analyzing Mesaba’s actual losses in fiscal 2006, (which increased significantly during the fourth quarter of fiscal 2006 after the February 28, 2006 bar date — see Note 3), projected losses in fiscal 2007 as it transitions to a Saab-only operation, Mesaba’s five-year Saab business plan and Mesaba’s liabilities subject to compromise as of March 31, 2006, Holdings concluded that its remaining investment in Mesaba had experienced an other-than-temporary impairment.  Accordingly, effective March 31, 2006, Holdings recorded an $8.9 million impairment charge to write off its remaining equity investment in Mesaba.  The impairment charge was recorded in “Impairment and other charges” in the fiscal 2006 consolidated statement of operations.

Revenue Recognition

Mesaba recognizes passenger revenue as services are provided.  For flights utilizing the Saabs, Mesaba recognizes revenue for each completed ASM.  For flights utilizing the Avros, Mesaba recognizes revenue for each block hour flown.  For flights utilizing the CRJs, Mesaba recognizes revenue through monthly expense reimbursement payments for actual expenses incurred relating to aircraft rent, maintenance, landing fees and fuel (which is set at a fixed price of $0.70 per gallon for the CRJs); semi-monthly payments for each block hour and cycle operated; a monthly fixed cost payment based on the size of the CRJ fleet (intended to cover Mesaba’s costs that are not reimbursed through the monthly reimbursement payments, which consist mainly of labor costs, ground handling costs, overhead and depreciation) and margin payments based on the revenues described above calculated to achieve a target operating margin.

In addition, the ASA includes semi-annual incentive payments based upon achievement of certain operational targets, such as completion factor and on-time performance.  Such incentives are earned and due based on performance over a given period (generally six months).  In periods prior to the finalization of such operational incentives, revenue is recognized when the targets have been exceeded.  The amount recognized is limited to a ratable portion of the incentive payment as if the contract period were to terminate at the end of the interim period.

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

Under the provisions of SFAS No. 109, Accounting for Income Taxes, the realization of the future tax benefits of a deferred tax asset is dependent on future taxable income against which such tax benefits can be applied. All available evidence must be considered in the determination of whether sufficient future taxable income will exist. Such evidence includes, but is not limited to, the Company’s financial performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of relevant carryback and carryforward periods. Sufficient negative evidence, such as cumulative net losses during a three-year period that includes the current year and the prior two years, may require that a valuation allowance be established with respect to existing and future deferred tax assets.  A valuation allowance is recorded when deferred tax assets are not considered more likely than not to be realized.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities and other noncurrent liabilities of which carrying amounts do not significantly differ from fair value due to their short-term nature or variable interest rates.  See Note 7 for additional information regarding the Company’s investments.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also provides that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate and the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability.  SFAS No. 154 will be effective for the Company on April 1, 2006.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows. The revision requires companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. SFAS No. 123(R) permits companies to adopt its requirements using either the modified prospective method or the modified retrospective method.

Under the modified prospective method, compensation cost is recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption for the impact of adopting this standard. The Company will apply the modified prospective method upon adoption. In April 2005, the Securities and Exchange Commission announced it would provide for phased-in implementation of SFAS No. 123(R). As a result, SFAS No. 123(R) is effective for the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company projects that compensation expense related to employee stock options issued as of March 31, 2006 will be approximately $0.3 million in fiscal 2007.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Management believes that this reclassification will not have a material impact on the Company’s consolidated statements of cash flows.

3.              Northwest and Mesaba Bankruptcy Filings

Northwest Bankruptcy Filing

On September 12, 2005, Northwest failed to make a payment of approximately $18.7 million due to Mesaba for services provided by Mesaba to Northwest from August 15 to August 31, 2005.  Subsequently, on September 14, 2005, Northwest filed in the Southern District of New York for bankruptcy protection under Chapter 11 of the Bankruptcy Code.  On September 26, 2005, Northwest made a payment of approximately $1.6 million to Mesaba, which payment was to be for services provided by Mesaba to Northwest from September 1 to September 15, 2005.  Because Northwest’s bankruptcy petition was filed on September 14, Northwest paid only that portion of the payment attributable to services provided by Mesaba post-petition.  Additionally, on October 11, 2005, Northwest paid Mesaba approximately $15.7 million for services provided by Mesaba from September 16 to September 30, 2005.  Northwest deducted approximately $3.3 million from the total amount due for amounts that Northwest asserts represent prepetition claims against Mesaba.  On October 26, 2005, Northwest paid Mesaba approximately $10.5 million for services provided by Mesaba from October 1 to October 15, 2005.  Northwest deducted approximately $6.1 million from the total amount due, the majority of which related to aircraft payments Mesaba did not make to Northwest following Mesaba’s own bankruptcy filing on October 13, 2005 (see below).

At the time of Northwest’s bankruptcy filing on September 14, 2005, Mesaba estimated that Northwest owed Mesaba approximately $31.9 million under the ASA and related agreements, net of amounts that Mesaba owed to Northwest under these agreements.  After analyzing the collectibility of the prepetition receivables due to Mesaba from Northwest, the Company concluded that it was necessary to establish a reserve of $31.9 million for amounts that Mesaba may not ultimately collect from Northwest and is included in “Impairment and other charges” in the accompanying fiscal 2006 consolidated statement of operations.

As of March 31, 2006, Mesaba updated its reserve balance to $29.1 million, based on revised estimates of $36.4 million owed by Northwest to Mesaba and $7.3 million owed by Mesaba to Northwest.  The decrease in the reserve of $2.8 million recorded by Mesaba since October 13, 2005 has been included in “Impairment and other charges” in Mesaba’s condensed financial statements (see Note 20).  Although Mesaba recorded the above provision, Mesaba will continue to actively seek reimbursement through the bankruptcy process and any other means, including any future discussions Mesaba may have with Northwest regarding the ASA.

Generally, all amounts that Northwest owed to its creditors at the time of its filing were stayed by the bankruptcy filing.  Mesaba’s claims relating to such prepetition amounts are unsecured claims.  Northwest’s bankruptcy court has established August 16, 2006 as the last date and time for the filing of proofs of claim against Northwest.  All claims that arose on or prior to September 14, 2005, the date of Northwest’s bankruptcy filing, must be filed on a proof of claim by the bar date.

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

Since its bankruptcy filing, Northwest has also proposed and implemented various changes to Mesaba’s fleet.  Northwest idled nine of the Avros operated by Mesaba from Northwest’s schedule effective October 31, 2005.  In addition, Northwest idled an additional three Avros and removed 11 Saabs from the schedule effective January 4, 2006.  As of March 31, 2006, Mesaba was operating 23 Avros, 52 Saabs and two CRJs pursuant to the ASA.  Northwest has removed two Saabs and seven Avros effective June 8, 2006 and intends to terminate all the remaining aircraft, other than 49 Saabs, by the end of calendar 2006, subject to final lease negotiations between Northwest and its lessors.  Northwest has advised Mesaba that it will remove one of the CRJs that Mesaba operates and place it with Northwest’s newly formed subsidiary, Compass.  Finally, Northwest issued a request for proposal for flying up to 126 CRJs and notified Mesaba that if it is not awarded any additional CRJs, Northwest will remove the remaining CRJ operated by Mesaba.  Mesaba intends to compete to operate the additional CRJs.  However, Mesaba also expects that its competitors, many with greater financial resources, will also seek to operate such aircraft.

Mesaba Bankruptcy Filing

Northwest’s missed payments to Mesaba and Northwest’s actions regarding its fleet and schedule changes adversely affected Mesaba.  Specifically, Mesaba determined that due to Northwest’s failure to make the September 12, 2005 payment, the deductions taken by Northwest against subsequent payments and the reduced revenues Mesaba would receive because of the fleet and schedule changes dictated by Northwest, Mesaba could not sustain its operations outside of court protection under Chapter 11 of the Bankruptcy Code.  As a result, on October 13, 2005 (the “Petition Date”), Mesaba filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code.  Mesaba continues to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.  In general, as a debtor-in-possession, Mesaba is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

All of Mesaba’s vendors are being paid for all goods furnished and services provided to Mesaba after the Petition Date in the ordinary course of business.  However, under Section 362 of the Bankruptcy Code, actions to collect most of Mesaba’s prepetition liabilities are automatically stayed, except for liabilities relating to certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract.  Under Section 1110 of the Bankruptcy Code, actions to collect such aircraft-related prepetition liabilities are automatically stayed for 60 days after the Petition Date, except under two conditions:  (a) the debtor may extend the 60-day period by agreement with the relevant financier or lessor and with court approval; or (b) the debtor may agree to perform all of the obligations under the applicable lease or financing and cure any defaults as required under the Bankruptcy Code.  If neither of these conditions is met, the lessor or financier may demand the return of the aircraft and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such property.

On January 12, 2006, the Bankruptcy Court approved Mesaba’s rejection of the leases for 11 Saab B model aircraft leased from Pinnacle.  Northwest and Mesaba initially agreed to extend the Section 1110 deadline with respect to aircraft Mesaba leases or subleases from Northwest.  Although that agreement has expired, Mesaba continues to use the aircraft in accordance with Northwest’s scheduling requests and is performing under the subleases.  Because the aircraft currently operated by Mesaba are subleased from Northwest, Mesaba’s decision with respect to such aircraft will be timed with Northwest’s fleet plans during Northwest’s bankruptcy.

Under Section 365 of the Bankruptcy Code, Mesaba may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions.  Mesaba’s original Section 365 deadline related to real estate leases was December 12, 2005.  One June 6, 2006, the Bankruptcy Court extended the Section 365 deadline to the earlier of confirmation of a reorganization plan or December 10, 2006.  In general, if Mesaba rejects an executory contract or unexpired lease, it is treated as a prepetition breach of the lease or contract in question and, subject to certain exceptions, relieves Mesaba of performing any future obligations.  However, such a rejection entitles the lessor or contract counterparty to a prepetition general unsecured claim for damages caused by such deemed breach and, accordingly, the counterparty may file a claim against Mesaba for such damages.  As a result, liabilities subject to compromise of $60.0 million reported in Mesaba’s condensed balance sheet as of March 31, 2006 (see Note 20) are likely to change in the future as a result of damage claims created by Mesaba’s rejection of various aircraft leases, executory contracts and unexpired leases.  Generally, if Mesaba assumes an aircraft financing agreement, executory contract or unexpired lease, Mesaba is required to cure existing defaults under such contract or lease as a condition to such assumption.

The bar date for non-governmental entities to file proofs of claim against Mesaba was February 28, 2006 (the “Bar Date”).  Proofs of claim aggregating $216.8 million were filed by that date.  Mesaba’s management and bankruptcy counsel have reviewed and assessed these proofs of claim to eliminate duplicative claims and claims without merit, as well as to adjust the amounts of certain proofs of claim based on management’s estimate of the likelihood that the claim will be allowed by the Bankruptcy Court.  As of March 31, 2006, Mesaba estimated the value of the allowable claims at $60.0 million.  See Note 20 for further discussion of Mesaba’s liabilities subject to compromise.

Pursuant to Mesaba’s request for debtor-in-possession financing, in October 2005, Holdings provided a $35 million commitment letter and term sheet to Mesaba for such financing.  At Mesaba’s request, Holdings extended the deadline for the expiration of the commitment letter two times.  On March 24, 2006, the commitment expired.  Mesaba is seeking debtor-in-possession financing from other sources, but there can be no assurance that Mesaba will be able to obtain such financing on acceptable terms.  If Mesaba is unable to obtain debtor-in-possession financing or otherwise generate sufficient cash by the end of the second quarter of fiscal 2007, Mesaba could be forced into liquidation.  Holdings has no obligation to fund Mesaba’s operations but may consider investing in Mesaba once Mesaba develops a plan of reorganization.

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

4.              Goodwill and Other Intangible Assets

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

Due to the continued rising costs of fuel and the resulting operating losses at Big Sky, the Company determined that an interim impairment test of goodwill and other intangible assets was necessary at September 30, 2005.  The goodwill impairment tests requires the Company to compare the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill and other intangible assets within the reporting unit is less than their carrying value. If the carrying amount of the goodwill and other intangible assets exceeds their fair value, an impairment loss is recognized. Fair values for goodwill and other intangible assets are determined based on discounted cash flows.

Based on the results of the interim test performed at September 30, 2005, the Company determined that goodwill was impaired and recorded an impairment charge of approximately $2.5 million.  The impairment charge was recorded in “Impairment and other charges” in the accompanying fiscal 2006 consolidated statement of operations.  Based on its analysis, the Company determined that the air carrier certificate and pilot labor contract were not impaired, but will continue to monitor the intangible assets at Big Sky for potential impairment in the future.

Goodwill and other intangible assets and related accumulated amortization were as follows for the years ended March 31, in thousands:

	2006			2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Indefinite-lived intangible assets:
Air carrier certificate	$925		$925	$925		$925
Goodwill	—		—	2,503		2,503
Amortizable intangible asset:
Pilot labor contract	2,840	(1,352)	1,488	2,840	(946)	1,894
	$3,765	$(1,352)	$2,413	$6,268	$(946)	$5,322

The amortizable intangible asset is being amortized over its estimated period of benefit.  Based on the current amount of intangible assets subject to amortization, estimated amortization expense for each of the succeeding five fiscal years will be $0.4 million per year.  The recoverability of goodwill and the intangible assets is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amounts.  During the fourth quarter of fiscal 2006, the Company completed its annual impairment test of intangible assets and determined that no additional impairment charge was necessary.

5.              Impairment and Other Charges

Impairment and other charges for the year ended March 31, 2006 were as follow, in thousands:

		Refer to
	2006	Note
Cancellation of Northwest warrants	$2,106	2
Provision for loss associated with Northwest bankruptcy filing	31,900	3
Impairment of Big Sky goodwill	2,503	4
Provision for guaranty of Cincinnati hangar lease	4,759	9
Impairment of investment in Mesaba	8,935	2
	$50,203

Mesaba reduced impairment and other charges $2.8 million in the last six months of fiscal 2006 to adjust the Northwest bad debt reserve to $29.1 million from $31.9 million primarily due to additional offsetting liabilities owed by Mesaba to Northwest.  The $2.8 million reduction was determined after the deconsolidation of Mesaba on the Petition Date (see Note 3) and is reflected in Mesaba’s condensed financial statements (see Note 20).

6.              Holdings’ Proof of Claim in Mesaba’s Bankruptcy

On February 28, 2006, as a part of Mesaba’s bankruptcy proceedings, Holdings filed a proof of claim against Mesaba for $55.2 million.  The following table summarizes Holdings’ claim against Mesaba, in thousands:

Management fees	$2,875
Guaranty of principal and accrued interest on Cincinnati hangar bonds	13,015
Guaranty of Cincinnati hangar lease	4,501
Capital contribution to Mesaba made in connection with ASA	31,755
Federal and state income taxes	3,080
$55,226

As of March 31, 2006, Holdings has not recorded a receivable for its $55.2 million claim against Mesaba within the Company’s consolidated financial statements and will not record its claim until the Bankruptcy Court determines which claims, if any, will be allowed into the claim pool.

In conjunction with the deconsolidation of Mesaba’s results following the Petition Date, the Company reviewed all intercompany guaranties.  The Company identified liabilities of approximately $6.0 million for the guaranty of Mesaba’s Cincinnati/Northern Kentucky International Airport facility and certain Mesaba income tax obligations payable to Holdings as the filer of the Company’s consolidated tax returns. These liabilities recorded on Holdings’ financial statements are duplicative of similar amounts included in liabilities subject to compromise recorded in Mesaba’s condensed financial statements (see Note 20) and have been eliminated from Holdings’ March 31, 2006 consolidated financial statements.

Under guidance of SOP 90-7 and APB Opinion No. 18, the Company has determined that it is probable that the duplicative liabilities will be allowed into the claim pool by the Bankruptcy Court.  Mesaba has accrued $6.0 million as reorganization items related to these duplicative liabilities.  Therefore, the $40.0 million of the equity in loss of Mesaba that Holdings recognized at March 31, 2006 does not include the $6.0 million in duplicative liabilities Mesaba has recorded in fiscal 2006.

7.              Investments

Investments consist principally of government, agency, corporate and municipal securities and are classified as available-for-sale.  Fair value of investments is determined based on quoted market prices.  The Company classifies investments with an original maturity of more than 90 days that mature within one year as short-term and greater than one year as long-term.

As of March 31, 2006 and 2005, cash, cash equivalents, short-term and long-term investments totaled $110.7 million (excluding $30.7 million held by Mesaba) and $170.9 million (including such cash and investments held by Mesaba), respectively.

Amortized cost, gross unrealized gains and losses and fair value of short and long-term investments classified as securities available for sale were as follows as of March 31, in thousands:

	2006	2005
Amortized cost	$63,761	$113,346
Gross unrealized gains	4	3
Gross unrealized losses	(164)	(440)
Fair value	$63,601	$112,909

At March 31, 2006, Mesaba’s amortized cost and fair value of short- and long-term investments classified as securities available for sale were $10.0 million, of which gross unrealized gains and losses were insignificant.

In fiscal 2006, gross realized losses were $0.2 million as the Company incurred some losses when it changed its investment profile focus from tax-exempt municipal securities to taxable securities.  In fiscal 2005 and 2004, the gross realized gains and losses were insignificant, as the Company generally held the investments until maturity.

8.              Leases

Aircraft Leases

Mesaba

Mesaba’s airline fleet consisted of the following aircraft held under operating leases as of March 31, 2006:

			Approximate	Approximate
	Number of	Seating	Single Flight	Average Cruising
Type of Aircraft	Aircraft	Capacity	Range (miles)	Speed (mph)
Avro RJ85	23	69	1,400	400
Saab 340	52	30/34	500	300
CRJ 200/440	2	50	1,500	500

Under the terms of the ASA, Mesaba leases or subleases its Avro aircraft from Northwest under operating leases with initial terms of up to ten years that expire in 2007.  The Avro lease and sublease agreements with Northwest contain certain requirements of Mesaba regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon their return to Northwest.  The ASA allows Mesaba to return Avros to Northwest upon the occurrence of certain events, including termination of the ASA.

Shortly after Northwest filed for bankruptcy, it unilaterally, and in breach of the ASA, removed 12 Avros from Mesaba’s flight schedule, and Mesaba discontinued recording or paying any rent on these leases through March 31, 2006.  Mesaba and Northwest then entered into a written agreement under which Northwest acknowledged that Mesaba was not required to make sublease payments on the idled aircraft.  That agreement expired in February 2006.  Mesaba chose to wait to reject the subleases until it was confident that Northwest would not return the idled aircraft to the flight schedule.  In May 2006, Northwest formally rejected its leases related to the idled Avros.  To ensure that Northwest’s actions have relieved Mesaba of all liability or obligations arising under the subleases, on June 13, 2006, Mesaba filed a motion with the Bankruptcy Court to seek formal approval of Mesaba’s rejection of the subleases for the 12 idled aircraft.  Mesaba believes that under Section 503(b)(1) of the Bankruptcy Code, which governs administrative claims, Northwest would have no standing to assert an administrative claim against Mesaba for the aircraft rent because Northwest had previously agreed that Mesaba had no obligation to pay rent for grounded aircraft and because Mesaba parked and protected the aircraft at Northwest’s request.

Mesaba leases three of its Saab aircraft directly from aircraft leasing companies on a month to month basis, and the remainder through subleases with Northwest under operating leases with initial terms of up to 17 years that expire between 2014 and 2016.  The lease and sublease agreements with the aircraft leasing companies and Northwest contain certain requirements of Mesaba regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon their return.  The ASA allows Mesaba to return Saab aircraft to Northwest upon the occurrence of certain events, including termination of the ASA.

Mesaba subleases its two CRJs from Northwest under operating leases with initial terms of up to ten years that expire in 2015.  The lease agreements contain certain requirements of Mesaba regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon their return to Northwest.  Northwest reimburses Mesaba’s aircraft rental expense in full under the ASA.

Mesaba’s aircraft leases do not contain any guaranteed lease residual provisions for which there would be a potential contingency at the termination of the lease period.

As of March 31, 2006, the above aircraft operating leases for non-idled aircraft for Mesaba require future minimum rental payments as follows, in thousands:

Year Ending March 31	Amount
2007	$49,826
2008	34,503
2009	34,503
2010	34,503
2011	34,503
Thereafter	139,975
$327,813

The information in the table above is based on Mesaba’s current assessment of its future fleet composition.  Accordingly, the lease agreements for 23 Avros that had scheduled future minimum rental payments of $40.6 million per year through fiscal 2016 are not included in the above table (other than $14.6 million in fiscal 2007) as these remaining 23 Avros will be removed by December 31, 2006.  The table above also excludes amounts associated with the 12 Avros idled and removed from the fleet by Northwest during fiscal 2006.  If Northwest’s fleet decisions change in the future, Mesaba’s future minimum rental payments will change accordingly.

Mesaba’s rent expense for aircraft operating leases was $93.0 million, $100.5 million and $103.0 million in fiscal 2006, 2005 and 2004, respectively (including $73.9 million, $59.5 million and $66.0 million paid to Northwest in fiscal 2006, 2005 and 2004, respectively).  See Note 20.

Big Sky

Big Sky’s airline fleet consisted of the following aircraft held under operating leases as of March 31, 2006:

			Approximate	Approximate
	Number of	Seating	Single Flight	Average Cruising
Type of Aircraft	Aircraft	Capacity	Range (miles)	Speed (mph)
Operating:
Beechcraft 1900D	10	19	750	325
Nonoperating:
Metro III	4

Big Sky’s fleet consisted of 14 aircraft covered under operating leases with remaining terms of 17 to 56 months and aggregate monthly lease payments of approximately $0.2 million.  Big Sky leases its aircraft from leasing companies and from Mesa Airlines, Inc.  As of March 31, 2006 Big Sky had accrued $0.8 million to estimate the lease and return expenses of the four nonoperating Metro III aircraft.

Big Sky’s aircraft operating leases do not contain any guaranteed lease residual provisions for which there would be a potential contingency at the termination of the lease period.  As of March 31, 2006, the aircraft operating leases for Big Sky require future minimum rental payments as follows, in thousands:

Year Ending March 31	Amount
2007	$1,810
2008	1,810
2009	1,810
2010	1,719
2011	392
Thereafter	—
$7,541

Consolidated rent expense for aircraft operating leases, excluding Mesaba after its deconsolidation on October 13, 2005, was $56.3 million, $102.5 million and $105.5 million in fiscal 2006, 2005 and 2004, respectively.

Non-Aircraft Leases

The Company leases land, offices, hangar facilities, equipment and certain terminal facilities under operating leases through 2019, which provide for approximate future minimum rental payments as follows as of March 31, in thousands:

Year Ending March 31	Amount
2007	$1,428
2008	1,343
2009	1,327
2010	1,365
2011	1,323
Thereafter	23,403
$30,189

The Company’s consolidated rent expense for non-aircraft operating leases was approximately $1.1 million, $15.4 million and $16.2 million in fiscal 2006, 2005 and 2004, respectively.

Separately, as described in Note 14, Holdings has guaranteed Mesaba’s obligations with respect to Mesaba’s facility at the Cincinnati/Northern Kentucky International Airport.  Since Mesaba’s bankruptcy filing, Holdings has made the payments owed by Mesaba under the ground lease and facilities lease, which payments total approximately $1.2 million annually.  These guaranty payments are reflected in the table above.

Mesaba leases land, offices, hangar facilities, equipment and certain terminal facilities under operating leases through 2028, which provide for approximate future minimum rental payments as follows as of March 31, in thousands:

Year Ending March 31	Amount
2007	$4,184
2008	3,545
2009	3,570
2010	3,453
2011	3,332
Thereafter	25,038
$43,122

Mesaba’s expense for non-aircraft operating leases was approximately $12.6 million, $14.7 million and $15.9 million in fiscal 2006, 2005 and 2004, respectively (see Note 20).

Capital Lease

Future minimum lease payments under Big Sky’s capital lease for its hangar facility and the present value of future minimum capital lease payments as of March 31, were as follows, in thousands:

Year Ending March 31	Amount
2007	$68
2008	68
2009	68
2010	68
2011	68
Thereafter	261
Total minimum lease payments	$601
Less interest	(178)
Present value of minimum lease payments	$423

The carrying value of the facility under capital lease net of accumulated depreciation was $0.5 million at both March 31, 2006 and 2005.

9.              Notes Payable and Long-Term Debt

Long-term debt is recorded in other noncurrent liabilities in the consolidated balance sheet and consists of the following as of March 31, in thousands:

	2006	2005
Variable rate installment note (8.75% at March 31, 2006) due May 2007 secured by substantially all assets of Big Sky	$27	$47
7.5% installment note due May 2007 secured by substantially all assets of Big Sky	106	190
	133	237
Capitalized lease obligation, at imputed interest rate of 8.5%, secured by Big Sky leased assets	423	456
	556	693
Less current portion	(144)	(138)
	$412	$555

Long-term debt maturities were as follows as of March 31, 2006, in thousands:

Year Ending March 31	Amount
2007	$144
2008	55
2009	40
2010	43
2011	47
Thereafter	227
$556

Line of Credit

In February 2005, Big Sky obtained a revolving line of credit in the principal amount of $250,000 from First Interstate Bank of Billings.  In March 2006, the principal amount available under the line increased to $370,000.  The line of credit charges a variable interest rate based on the prime rate published in the Wall Street Journal.  At March 31, 2006, the rate was 7.75%.  The line of credit is collateralized by Big Sky’s inventory, accounts receivable and equipment and is scheduled to mature in January 2007.  The balance of the line of credit was $0.4 million and $0.1 million as of March 31, 2006 and 2005, respectively.

10.       Income Taxes

The Company’s consolidated provision (benefit) for income taxes, excluding Mesaba after its deconsolidation on October 13, 2005, was comprised of the following elements for the years ended March 31, in thousands:

Current:	2006	2005	2004
Federal	$(2,418)	$2,328	$4,786
State	—	850	585
Deferred
Federal	(10,453)	390	(1,289)
State	(971)	36	(119)
	$(13,842)	$3,604	$3,963

The actual income tax expense differs from the statutory tax expense as follows for the years ended March 31, in thousands:

	2006	2005	2004
Computed tax (benefit) expense at Federal statutory rate of 35%	$(19,858)	$3,830	$3,065
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	(1,845)	553	380
Non-deductible meals and entertainment expenses	264	393	385
Non-deductible goodwill impairment	957	—	—
Non-deductible loss in subsidiary	3,418	—	—
IRS audit settlement	—	(1,200)	—
Valuation allowance	3,630	—	—
Other, net	(408)	28	133
	$(13,842)	$3,604	$3,963

The following is a table of the significant components of the Company’s deferred tax assets and liabilities as of March 31, in thousands:

	2006	2005
Deferred tax assets:
Maintenance	$1	$7,413
Warrants	—	1,407
Inventories	—	861
Net operating loss (“NOL”) carryforwards	2,871	1,280
Other accruals	2,327	7,570
Gross deferred tax assets	$5,199	$18,531

Deferred tax liabilities:
Property and equipment	$142	$2,780
Other accruals	1,427	1,625
Gross deferred tax liabilities	1,569	4,405
Less valuation allowance	(3,630)	—
Net deferred tax assets	$—	$14,126

The net deferred tax asset was classified as follows as of March 31, in thousands:

	2006	2005
Current	$—	$11,709
Long term	—	2,417
	$—	$14,126

Consolidated

SFAS No. 109, Accounting for Income Taxes, requires that all available evidence, both positive and negative, be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Future realization of the tax benefits of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward periods available under the tax law.

The Company has performed such an analysis, and a valuation allowance has been provided against deferred tax assets to the extent they cannot be used to offset future income arising from the expected reversal of taxable differences.  A valuation allowance of $3.6 million has been provided due to the significance of the Company’s losses and significant uncertainties of its ability to realize these assets.  The Company will be required to update its estimates of future taxable income based upon additional information management obtains, and the Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  At March 31, 2006, the Company’s federal deferred tax assets included $7.1 million of net operating loss (“NOL”) carryforwards (excluding Mesaba’s NOL carryforwards discussed below).  Of these NOL carryforwards, $3.7 million are federal NOLs related to Big Sky and are subject to Section 382 of the Internal Revenue Code, which restricts the annual utilization of certain NOLs incurred prior to a change in ownership.  These Big Sky NOL carryforwards expire through 2022.  The remaining balance is made up of $3.4 million in federal NOLs, which expire in 2026, and $10.5 million in state NOLs, which expire over the next five to twenty years.

During the first quarter of fiscal 2005, the Company received verification of a final settlement with the Internal Revenue Service (“IRS”) concerning the IRS’ examination of the Company’s fiscal 1995 and 1996 income tax returns.  As a result of this settlement, the Company reduced its income tax payable and tax provision by $1.2 million in the first quarter of fiscal 2005.

As a result of the deconsolidation of Mesaba in the third quarter of fiscal 2006, all of Mesaba’s net deferred tax assets are no longer presented in the accompanying consolidated balance sheet at March 31, 2006 but remain a part of Mesaba’s condensed financial statements at March 31, 2006 (see Note 20).  Holdings still owns 100% of Mesaba, and Holdings will continue to include Mesaba in its consolidated tax return filings as long as Holdings owns at least 80% of Mesaba.

Mesaba

Mesaba’s provision (benefit) for income taxes was comprised of the following elements for the years ended March 31, in thousands:

Current:	2006	2005	2004
Federal	$(3,443)	$5,853	$5,679
State	—	544	527
Deferred
Federal	10,844	196	266
State	1,007	18	25
	$8,408	$6,611	$6,497

The actual income tax expense differs from the statutory tax expense as follows for the years ended March 31, in thousands:

	2006	2005	2004
Computed tax (benefit) expense at Federal statutory rate of 35%	$(21,814)	$5,150	$4,528
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	(2,026)	504	420
Non-deductible meals and entertainment expenses	533	383	408
Non-deductible amortization expenses	1,062	626	616
Non-deductible reorganization expenses	1,550	—	—
Deferred tax asset valuation allowance	27,736	—	—
Other, net	1,367	(52)	525
	$8,408	$6,611	$6,497

The following is a table of the significant components of Mesaba’s deferred tax assets and liabilities as of March 31, in thousands:

	2006	2005
Deferred tax assets:
Maintenance	$6,424	$7,337
Allowance for doubtful accounts	5,778	216
Inventories	1,667	820
Net operating loss (“NOL”) carryforwards	2,189	—
Liabilities subject to compromise	9,857	—
Other accruals	4,585	6,772
Gross deferred tax assets	30,500	15,145

Deferred tax liabilities:
Property and equipment	$2,640	$2,476
Other accruals	124	298
Gross deferred tax liabilities	2,764	2,774
Less valuation allowance	(27,736)	—
Net deferred tax assets	$—	$12,371

Mesaba’s net deferred tax asset was classified as follows as of March 31, in thousands:

	2006	2005
Current	$—	$11,063
Long term	—	1,308
	$—	$12,371

SFAS No. 109 requires that all available evidence, both positive and negative, be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Future realization of the tax benefits of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward periods available under the tax law.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  At March 31, 2006, Mesaba’s deferred tax assets included $4.9 million of federal NOLs which expire in 2026 and $15.0 million of state NOL carryforwards which expire over the next five to twenty years.  The NOL carryforwards available are subject to limitations on their annual usage.

Due to Mesaba’s losses resulting from creditors’ bankruptcy claims during the fourth quarter of fiscal 2006, reductions in its fleet and the future income projections of a downsized operation, management determined that the realization of all deferred tax assets from future profitable operations was not more likely than not as of March 31, 2006.  Under these circumstances, deferred tax assets may only be recognized to the extent such benefits may be realized through future reversals of taxable temporary differences.  Mesaba has performed such an analysis, and a valuation allowance has been provided against deferred tax assets to the extent they cannot be used to offset future income arising from the expected reversal of taxable differences.  A valuation allowance in the amount of $27.7 million has been provided to reduce the gross amount of these assets to the extent necessary to result in an amount that is more likely than not of being realized.

Further, Section 382 of the Internal Revenue Code provides that certain transfers of Mesaba’s equity, or issuances of equity in connection with its restructuring, may impair Mesaba’s ability to utilize its NOL carryforwards in the future.  Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year NOLs carried forward from prior years.  As mentioned above, Mesaba has NOL carryforwards which expire at various times over the next twenty years. Mesaba’s ability to deduct NOL carryforwards could be subject to a significant limitation if Mesaba undergoes an ownership change during or as a result of its Chapter 11 proceedings.  Mesaba can provide no assurance that its bankruptcy reorganization will not result in an ownership change that may limit its ability to utilize its NOL carryforwards.  Due to Mesaba’s inability under generally accepted accounting principles to assume future profits and its reduced ability to implement tax planning strategies to utilize its NOLs while in bankruptcy, Mesaba concluded that a valuation allowance was required.

11.       Shareholders’ Equity

Capital Stock

The Company’s authorized capital stock consists of 60,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of undesignated preferred stock, having no specified par value.  As of March 31, 2006, there were 20,591,840 shares of common stock issued and outstanding.  No shares of preferred stock have been issued.

Holders of common stock are entitled to one vote per share on any matter presented to shareholders for approval.  The common stock has no special voting rights or dividend preferences.  Holders of common stock are not allowed cumulative voting and do not possess any preemptive rights to acquire any new or additional shares of stock of the Company.  Dividends are paid if and when declared by the Company’s board of directors.  In the event of a liquidation of the Company, holders of common stock would be entitled to a pro rata distribution of any proceeds remaining after payment to all of the Company’s creditors.

The Company’s board of directors has the authority to designate one or more series of preferred stock, and to fix the designations, powers, preferences, rights, qualifications, limitations and restrictions of such series.  If so designated by the board of directors, the shares of any series of preferred stock could be senior to the common stock with respect to distributions.

Stock Option Plans

The Company has approved stock option plans for key employees, directors, consultants and advisors to the Company.  Options have been granted and are presently outstanding under the Company’s 1994 Stock Option Plan, 1996 Director Stock Option Plan and 2000 Stock Incentive Plan.  The 2000 Stock Incentive Plan has a provision that automatically increases the authorized shares available for grant on September 1 of each year by the lesser of 300,000 or 1% of the then outstanding common shares.  Under the plans, the compensation committee of the board of directors grants the options with vesting and exercise period being determined at the time of the award.  The purchase price of the stock for non-qualified and incentive stock options is determined at the time of the award and is generally equal to the fair market value at the time of the award.

Stock option transactions for the above three plans for the three years ended March 31 were as follows:

	Options	Weighted Average	Options	Weighted Average
	Outstanding	Exercise Price	Exercisable	Exercise Price
Balance at March 31, 2003	2,132,500	$6.91	973,475	$6.94
Exercised	(54,731)	6.51
Cancelled	(293,250)	7.17
Balance at March 31, 2004	1,784,519	6.88	1,203,519	6.90
Granted	330,000	8.28
Exercised	(198,968)	6.04
Cancelled	(17,000)	23.00
Balance at March 31, 2005	1,898,551	7.07	1,272,426	6.85
Exercised	(17,500)	6.54
Cancelled	(321,875)	8.04
Balance at March 31, 2006	1,559,176	6.87	1,341,676	6.74

Options outstanding as of March 31, 2006 were as follows:

	Options Outstanding			Options Exercisable
Range of	Number	Average Remaining Contract Life	Weighted Average	Number	Weighted Average
Exercise Prices	of Shares	(in years)	Exercise Price	of Shares	Exercise Price
$5.97 - $ 6.90	1,124,176	4.4	$6.18	1,064,176	$6.19
$6.90 - $ 9.20	385,000	6.8	8.45	227,500	8.57
$9.20 - $ 11.50	50,000	2.1	10.00	50,000	10.00
$5.97 - $ 11.50	1,559,176	4.9	6.87	1,341,676	6.74

As of March 31, 2006, there were 1,327,965 shares available for grant under the Company’s 2000 Stock Incentive Plan.  No shares are available for future grants under either the 1994 Stock Option Plan or the 1996 Director Stock Option Plan.

In December 2002, the Company repriced stock options to purchase 745,000 shares of the Company’s common stock with exercise prices ranging from $9.05 to $18.00 to an exercise price of $5.97, which represented the fair market value on the date of the repricing.  In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company has adopted variable plan accounting for these options from the date of the repricing.  In fiscal 2006, the Company recorded a reduction to compensation expense of $1.4 million.  In fiscal 2005, the Company had an immaterial reduction to compensation expense related to the repriced options.  In fiscal 2004, the Company recorded compensation expense of $2.0 million as a result of the repricing.  As of March 31, 2006, there remained outstanding repriced stock options exercisable for an aggregate of 404,782 shares of common stock.

12.       Earnings Per Share

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

	2006	2005	2004
Net income (loss)	$(82,848)	$7,355	$4,496
For earnings per share — basic:
Weighted average number of issued shares outstanding	20,584	20,505	20,334
Effect of dilutive securities:
Computed shares outstanding under stock option plans utilizing the treasury stock method	—	388	226
Computed shares outstanding under warrants issued utilizing the treasury stock method	—	157	2
For earnings per share — diluted:
Weighted average common and potentially dilutive common shares outstanding	20,584	21,050	20,562
Earnings (loss) per share — basic	$(4.02)	$0.36	$0.22
Earnings (loss) per share — diluted	$(4.02)	$0.35	$0.22
Antidilutive options and warrants	5,672	3,505	3,522

13.       Segment Information

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  SFAS No. 131 establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers.  The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  Although Mesaba has been deconsolidated from the Company’s condensed consolidated financial statements as of the Petition Date, the segment information presented below continues to include Mesaba in accordance with SFAS No. 131 and related guidance for equity-method investees.  Mesaba’s results of operations after the Petition Date are included in the “Eliminations” column.

Operating segment information for Mesaba, Big Sky and Holdings were as follows, in thousands:

	Mesaba	Big Sky	Holdings	Eliminations	Consolidated
Year Ended March 31, 2006:
Operating revenues	$408,814	$20,441	$3,184	$(176,160)	$256,279
Operating expenses	448,939	28,225	21,086	(179,270)	318,980
Depreciation and amortization	12,243	878	18	(5,012)	8,127
Interest expense	—	390	—	(315)	75
Reorganization items, net	23,395	—	—	(23,395)	—
Income (loss) before income taxes	(62,326)	8,090	(12,106)	9,605	(56,737)
Capital expenditures	8,101	743	20	(2,382)	6,482
At year end:
Current assets	78,284	3,926	98,437	(82,211)	98,436
Total assets	118,441	7,918	169,716	(174,133)	121,942
Current liabilities	52,984	9,591	6,908	(56,912)	12,571
Total stockholders' equity (deficit)	2,937	(2,445)	169,716	(61,609)	108,599
Year Ended March 31, 2005:
Operating revenues	$427,533	$15,077	$4,774	$(4,774)	$442,610
Operating expenses	413,077	19,991	5,677	(4,774)	433,971
Depreciation and amortization	13,844	774	16	—	14,634
Interest expense	—	278	—	(217)	61
Income (loss) before income taxes	14,715	(5,182)	1,426	—	10,959
Capital expenditures	9,390	264	5	—	9,659
At year end:
Current assets	75,926	3,273	110,918	(2,570)	187,547
Total assets	120,877	11,308	161,271	(12,502)	280,954
Current liabilities	73,580	7,768	3,428	(2,570)	82,206
Total stockholders' equity	41,930	2,838	157,843	(9,932)	192,679
Year Ended March 31, 2004:
Operating revenues	$416,318	$16,471	$3,726	$(3,726)	$432,789
Operating expenses	406,162	20,097	6,230	(3,726)	428,763
Depreciation and amortization	16,299	836	9	—	17,144
Interest expense	—	300	1	(200)	101
Income (loss) before income taxes	12,639	(3,664)	(516)	—	8,459
Capital expenditures	10,661	25	31	—	10,717

14.       Commitments and Contingencies

Workforce

Approximately 40% of Mesaba’s workforce are members of unions representing pilots, mechanics, dispatchers and flight attendants.  As a part of its bankruptcy proceedings, Mesaba sought approval from the Bankruptcy Court to reject the existing collective bargaining agreements (“CBAs”) with all four unions and impose new contract terms on each labor union.  On January 31, 2006, the Bankruptcy Court approved Mesaba’s tentative agreement reached with the TWU, the union for Mesaba’s dispatchers.  In February and March 2006, the Bankruptcy Court heard testimony from Mesaba and the remaining three unions for Mesaba’s pilots, mechanics and flight attendants.  On May 18, 2006, the Bankruptcy Court denied Mesaba’s motion to reject.  Although the Bankruptcy Court agreed with Mesaba’s core economic arguments, the court ruled that Mesaba failed to satisfy certain technical elements required to authorize rejection of the labor contracts.  The Bankruptcy Court stated that if Mesaba chooses to remedy the defects in its original motion, the court would hear a renewed motion in a prompt manner.  On June 12, 2006, Mesaba filed a renewed motion for authority to reject its CBAs, and the Bankruptcy Court began hearing the motion on June 26, 2006.

Approximately 43% of Big Sky’s workforce are members of unions representing pilots, mechanics and dispatchers.  The CBAs for the pilots, mechanics and dispatchers become amendable December 2009, August 2010 and December 2009, respectively.

Benefit Plan

Mesaba maintains a 401(k) benefit plan for eligible employees of Holdings and Mesaba whereby Holdings or Mesaba will match 25% to 125% of employee contributions to the plan, up to 10% of each employee’s eligible earnings, depending on the employee’s length of service.  Holdings’ expense related to the plan was insignificant in fiscal 2006.  Mesaba’s expense related to the plan totaled $3.3 million in fiscal 2006.  The Company’s expense related to the plan was $3.9 million and $2.0 million in fiscal 2005 and 2004, respectively.

Big Sky maintains a 401(k) benefit plan covering substantially all of its employees whereby Big Sky will match 30% of employee contributions to the plan, up to 5% of each employee’s eligible earnings.  Big Sky’s contribution to the plan was not significant in fiscal 2006, 2005 or 2004.

Stock Appreciation Rights Plan

During fiscal 2004, Mesaba approved a stock appreciation rights (“SAR”) plan for key employees and directors.  The exercise price of each SAR is generally equal to the fair market value of the Company’s common stock on the date of the award.  Cash is paid based on the difference between the fair market value at the date of grant and the date the SAR is exercised.

During fiscal 2006, no SARs were issued.  During fiscal 2005, 365,000 SARs were issued at a weighted average exercise price of $7.89 per SAR with four year vesting and expiration in ten years.  During fiscal 2006, 322,500 SARs were cancelled due to employee terminations and 27,500 were exercised.  During fiscal 2005, 50,000 SARs were cancelled due to employee terminations and none were exercised.  Compensation expense of $0.1 million was recognized in fiscal 2005, and no compensation expense was recognized in fiscal 2006.

Regulatory Matters

Mesaba and Big Sky are parties to ongoing FAA proceedings arising in the ordinary course of business.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Litigation

The Company is a party to ongoing legal and tax proceedings arising in the ordinary course of business.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.  See Note 3 for a discussion of Mesaba’s bankruptcy proceedings.

Saab Leasing Litigation

On October 4, 2002, Fairbrook Leasing, Inc., Lambert Leasing, Inc. and Swedish Aircraft Holdings AB (“Saab Leasing”) filed a declaratory judgment action against Mesaba relating to 20 Saab 340A (“340A”) aircraft leased by Mesaba.  Saab Leasing sought a judicial declaration that the terms of the leases applicable to each of the 340A aircraft are governed by a March 7, 1996 term sheet proposal rather than the parties’ subsequent agreements and conduct.  In a December 8, 2003 order, the District Court for the District of Minnesota (the “District Court”) declared the term sheet proposal a binding preliminary agreement requiring Mesaba to negotiate in good faith toward the execution of long-term agreements for each of the 340A aircraft.  Mesaba appealed the District Court’s ruling.

On August 13, 2004, relying on the District Court’s declaratory judgment ruling, Saab Leasing filed a separate action in the District Court alleging approximately $35 million in damages for past due and future aircraft lease obligations.  Mesaba denied the allegations in Saab Leasing’s complaint and contended that it had fulfilled and would continue to fulfill its existing obligations.

On May 19, 2005, the United States Court of Appeals for the Eighth Circuit (the “Court of Appeals”) affirmed the District Court’s declaratory judgment ruling.  Despite the Court of Appeals’ ruling, Mesaba believes, based on advice from its legal counsel, that it has defenses in the damages case that will limit Saab Leasing’s ability to recover damages.  On September 9, 2005, the District Court heard oral arguments on Saab Leasing’s and Mesaba’s cross-motions for summary judgment.  The District Court did not rule on these motions prior to Mesaba’s bankruptcy petition.

On October 14, 2005, Mesaba notified the District Court that Mesaba applied for debtor protection under Chapter 11 of the Bankruptcy Code and that such application operates to automatically stay the continuation of the Saab Leasing matter.  On January 19, 2006, the Bankruptcy Court denied Saab Leasing’s motion for relief from the automatic stay and held that Saab Leasing could not continue with the case until at least May 1, 2006.  On June 16, 2006, the Bankruptcy Court approved Mesaba’s and Saab Leasing’s stipulation modifying the automatic stay for the limited purpose of permitting the District Court to rule on the cross-motions for summary judgment.  There can be no assurance that the District Court will grant Mesaba’s motion for summary judgment.  Therefore, the ultimate outcome of this dispute cannot be predicted with certainty.  Ultimately, the amount of any damages award to Saab Leasing would be deemed an unsecured prepetition claim against Mesaba.  As of March 31, 2006, Mesaba had not established any accrual with regard to this litigation within its condensed financial statements (see “Item 8. Financial Statements and Supplemental Data, Note 20 — Financial Information of Mesaba”).

Other Litigation Matters

Mesaba is also a defendant in various lawsuits arising in the ordinary course of business.  While the outcome of these lawsuits and proceedings cannot be predicted with certainty, it is the opinion of Mesaba’s management based on current information and legal advice that the ultimate disposition of these suits will not have a material adverse effect on the separate financial statements of Mesaba.

Guaranty

Mesaba currently leases a hangar facility at the Cincinnati/Northern Kentucky International Airport.  Holdings has unconditionally guaranteed full and prompt payment of the bonds associated with the initial financing of the facility.  In October 2005, following its bankruptcy filing, Mesaba vacated the facility due to the reduced number of Avros that will require maintenance in the future.  In accordance with its guaranty, Holdings has been making the monthly ground and facilities lease payments of $0.1 million per month since November 2005.  Additionally, on February 15, 2006, Holdings received notice that the trustee for the bondholders declared Holdings’ liability for all sums to be immediately due and payable.  On April 18, 2006, Holdings entered into an agreement with UMB, the trustee for the bondholders, under which UMB agreed to forbear acceleration of Holdings’ guarantee obligations in exchange for Holdings delivering a letter of credit in the amount of $13.1 million to secure the payment of the obligations owed by Holdings to UMB (see Note 19).

Because Mesaba vacated the hangar in October 2005 and Holdings is the guarantor of the facility, Holdings is currently seeking other sublessors to lease the facility.  As of March 31, 2006, Holdings established a $4.8 million accrual related to this guaranty, which assumes that the facility will remain vacant for the next two years, during which time Holdings will continue to make bond and lease payments, and that thereafter Holdings will be able to sublease the facility at a 20% discount.  Holdings continues to search for sublessors of the facility and will reassess this reserve in future periods as material developments occur.

Other Guarantees

Mesaba has letters of credit to guarantee certain obligations principally for workers’ compensation policies, airport leases and other obligations, which totaled $4.1 million and $3.4 million as of March 31, 2006 and 2005, respectively.  There were no amounts drawn on these letters of credit during fiscal 2006, 2005 or 2004.  As collateral for these letters of credit, Mesaba had $4.5 million and $3.6 million in cash held in an investment account as of March 31, 2006 and 2005, respectively.  This amount is restricted and has been classified within “Long-term investments” in Mesaba’s condensed balance sheets.

In February 2005, Big Sky obtained a revolving line of credit in the principal amount of $250,000 from First Interstate Bank of Billings.  In March 2006, the principal amount available under the line increased to $370,000.  The line of credit charges a variable interest rate based on the prime rate published in the Wall Street Journal.  At March 31, 2006, the rate was 7.75%.  The line of credit is collateralized by Big Sky’s inventory, accounts receivable and equipment and is scheduled to mature in January 2007.

15.       Nonoperating Gain

In April 2003, Congress enacted the Emergency Wartime Supplemental Appropriations Act.  Among other items, the legislation included a $2.3 billion government grant to United States airlines.  In accordance with this Act, for the fiscal year ended March 31, 2004, Mesaba recognized $2.3 million as “Other nonoperating income” and Big Sky recognized $0.3 million as “Other nonoperating income” and $0.2 million as a reduction of “Administrative and other expense” in the accompanying consolidated statements of operations.

16.       Restatement

Subsequent to the issuance of its consolidated financial statements for the year ended March 31, 2005 and the quarter ended June 30, 2005, the Company’s management determined that two categories of pass-through costs under the ASA with Northwest were not presented in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal vs. Net as an Agent, and EITF No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.  First, the Company determined that certain landing fees reimbursed by Northwest had not been recognized in the Company’s consolidated statements of operations but should have been recorded as both operating revenue and operating expense in prior periods.  Second, the Company determined that aircraft fuel purchased from Northwest for the Saabs and CRJs should have been shown as a reduction of revenue rather than as an operating expense in prior periods.  As a result of these misstatements, passenger revenues, aircraft fuel expense and landing fees expense for fiscal 2005 and 2004 have been restated from amounts previously reported.  The restatement had no effect on previously reported operating income, income before income taxes, net income, earnings per share, net cash flows or the Company’s financial condition.

A summary of the significant effects of this restatement on the Company’s consolidated statements of operations for fiscal 2005 and 2004 is as follows, in thousands:

	Year Ended March 31, 2005		Year Ended March 31, 2004
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Passenger revenues	$413,855	$400,398	$417,300	$401,010
Total operating revenues	456,067	442,610	449,079	432,789
Aircraft fuel	19,377	2,471	22,399	2,282
Landing fees	6,759	10,208	7,108	10,935
Total operating expenses	447,428	433,971	445,053	428,763

17.       Valuation and Qualifying Account

The following is the activity within the Company’s consolidated valuation and qualifying account for fiscal 2006, 2005 and 2004, in thousands:

	Balances at	Additions	Deductions		Balances at
	Beginning	Charged	from		End
	of Year	to Expense	Reserve		of Year
Allowance for doubtful accounts:
Year ended March 31, 2006	$601	$31,985	$32,553	*	$33
Year ended March 31, 2005	926	694	1,019		601
Year ended March 31, 2004	389	601	64		926

* $31.9 million of deductions was due to the deconsolidation of Mesaba (see Note 1).

18.       Quarterly Financial Data (Unaudited)

The following is quarterly financial data for the fiscal year ended March 31, 2006, in thousands, except per share data:

	Quarter Ended
	June 30, 2005		September 30, 2005	December 31, 2005(1)	March 31, 2006(1)	Fiscal Year
	As Previously	As Restated —
	Reported	see Note 16
Operating revenues	$118,439	$114,683	$114,906	$21,247	$5,443	$256,279
Total operating expenses	119,357	115,601	155,132	28,307	19,940	318,980
Operating income (loss)	(918)	(918)	(40,226)	(7,060)	(14,497)	(62,701)
Income (loss) before provision of income taxes and equity in loss of Mesaba Aviation, Inc.	1,878	1,878	(39,139)	(6,393)	(13,083)	(56,737)
Equity in Loss of Mesaba Aviation, Inc.	—	—	—	(334)	(39,619)	(39,953)
Net income (loss)	1,202	1,202	(25,504)	(4,458)	(54,088)	(82,848)
Earnings (loss) per common share:
Basic	$0.06	$0.06	$(1.24)	$(0.22)	$(2.63)	$(4.02) (2)
Diluted	$0.06	$0.06	$(1.24)	$(0.22)	$(2.63)	$(4.02) (2)
Weighted average common shares outstanding:
Basic	20,574	20,574	20,577	20,592	20,592	20,584
Diluted	21,194	21,194	20,577	20,592	20,592	20,584

(1) As discussed in Note 1, Holdings deconsolidated Mesaba’s financial results under the equity method of accounting effective October 13, 2005, the date of Mesaba’s bankruptcy filing.  As a result, Mesaba’s results of operations have been removed from the Company’s consolidated results of operations since October 13, 2005.

(2) The sum of the earnings (loss) per share for each of the individual quarters does not equal earnings per share for the fiscal year due to rounding.

The following is quarterly financial data for the fiscal year ended March 31, 2005, in thousands, except per share data:

	Quarter Ended
	June 30, 2004		September 30, 2004		December 31, 2004		March 31, 2005		Fiscal Year
	As Previously	As Restated	As Previously	As Restated	As Previously	As Restated	As Previously	As Restated	As Previously	As Restated
	Reported	see Note 16	Reported	see Note 16	Reported	see Note 16	Reported	see Note 16	Reported	see Note 16
Operating revenues	$109,699	$106,045	$118,113	$114,166	$115,512	$111,535	$112,743	$110,864	$456,067	$442,610
Total operating expenses	107,175	103,521	110,611	106,664	113,666	109,689	115,976	114,097	447,428	433,971
Operating income (loss)	2,524	2,524	7,502	7,502	1,846	1,846	(3,233)	(3,233)	8,639	8,639
Income (loss) before provision for income taxes	2,891	2,891	8,034	8,034	2,649	2,649	(2,615)	(2,615)	10,959	10,959
Net income (loss)	2,863	2,863	4,737	4,737	1,493	1,493	(1,738)	(1,738)	7,355	7,355
Earnings (loss) per common share*:
Basic	$0.14	$0.14	$0.23	$0.23	$0.07	$0.07	$(0.08)	$(0.08)	$0.36	$0.36
Diluted	$0.14	$0.14	$0.23	$0.23	$0.07	$0.07	$(0.08)	$(0.08)	$0.35	$0.35
Weighted average common shares outstanding:
Basic	20,452	20,452	20,471	20,471	20,524	20,524	20,574	20,574	20,505	20,505
Diluted	20,976	20,976	20,947	20,947	21,123	21,123	20,574	20,574	21,050	21,050

* The sum of the earnings (loss) per share for each of the individual quarters does not equal earnings per share for the fiscal year due to rounding.

19.       Subsequent Events

Letter of Credit

In connection with Holdings’ guaranty related to Mesaba’s facility at the Cincinnati/Northern Kentucky International Airport, Holdings entered into an agreement on April 18, 2006, with UMB, the trustee for the bondholders, under which UMB agreed to forbear acceleration of Holdings’ guaranty obligations in exchange for Holdings delivering a letter of credit in the amount of $13.1 million to secure the payment of the obligations owed by Holdings to UMB.

The letter of credit was issued by First Interstate Bank of Billings and is currently fully collateralized by Holdings’ cash account held at First Interstate Bank.  Under the Agreement with UMB, Holdings is obligated to maintain the letter of credit until all obligations under the bonds are satisfied.  Holdings’ annual obligations with respect to the bonds and the ground lease for the facility total approximately $1.2 million, and those obligations will continue through July 2029 and will increase at scheduled intervals in accordance with the terms of the bond documents.  The UMB agreement and the letter of credit provide that the amount of the letter of credit will automatically decrease each July in accordance with the redemption schedule for the bonds.

UMB may draw on the letter of credit upon the occurrence of an event of default under its agreement with Holdings, including if Holdings fails to make any payment when due to UMB, if Holdings fails to provide evidence that the letter of credit has been renewed annually (or if Holdings fails to renew the letter of credit), if UMB receives notice from First Interstate Bank of the bank’s intent not to renew the letter of credit, if the bonds become subject to mandatory redemption, if Holdings fails to comply with the terms of its agreement with UMB or if Holdings commits any event of default under its guaranty of Mesaba’s bond obligations.  Holdings recorded the cash supporting the letter of credit as restricted cash on the Company’s consolidated balance sheet effective April 18, 2006.

20.       Financial Information of Mesaba

The following condensed financial statements of Mesaba have been prepared in conformity with SOP 90-7, which requires that the liabilities subject to compromise by the Bankruptcy Court be segregated from liabilities not subject to compromise, and that all transactions directly associated with the reorganization be identified.  Liabilities subject to compromise include prepetition unsecured claims that may be settled at amounts that differ from those recorded in Mesaba’s condensed financial statements.

The financial information is also prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  However, as a result of the bankruptcy filing, such realization of assets and liquidation of liabilities is subject to significant uncertainty.

As discussed in Note 1, Holdings has deconsolidated Mesaba, its wholly-owned subsidiary, from the Company’s March 31, 2006 consolidated balance sheet and the consolidated statement of operations and cash flows since Mesaba’s bankruptcy filing on October 13, 2005 through March 31, 2006.  Holdings’ investment in Mesaba is accounted for and reported on the equity method of accounting subsequent to the October 13, 2005 deconsolidation date as required by generally accepted accounting principles and Securities and Exchange Commission guidance.  All of Holdings’ previously reported consolidated balance sheets, statements of operations and cash flows prior to October 13, 2005 continue to include Mesaba’s financial position, results of operations and cash flows.

MESABA AVIATION, INC.

(Debtor-in-Possession)

Condensed Balance Sheets

As of March 31, 2006 and 2005

(in thousands)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,718	$20,357
Short-term investments	3,262	—
Restricted cash	6,782	—
Accounts receivable, net of reserves of $29,755 and $568	32,469	29,163
Inventories, net	9,001	10,329
Prepaid expenses and deposits	5,998	4,777
Deferred income taxes and other	—	11,246
Intercompany receivable from Holdings	54	54
Total current assets	78,284	75,926

PROPERTY AND EQUIPMENT, net	32,532	36,585

NONCURRENT ASSETS:
Long-term investments	6,761	3,615
Other assets, net	864	4,751
	$118,441	$120,877

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable	$8,638	$17,422
Accrued liabilities:
Payroll	14,666	18,190
Maintenance	17,250	20,082
Deferred income	2,962	2,340
Other current liabilities	9,468	15,546
Total current liabilities	52,984	73,580

OTHER NONCURRENT LIABILITIES	2,547	5,367
Total liabilities not subject to compromise	55,531	78,947

LIABILITIES SUBJECT TO COMPROMISE (A)	59,973	—
Total liabilities	115,504	78,947

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDER’S EQUITY:
Paid-in capital	48,255	16,501
Accumulated other comprehensive loss	(13)	—
Retained earnings	(45,305)	25,429
Total shareholder’s equity	2,937	41,930
	$118,441	$120,877

MESABA AVIATION, INC.

(Debtor-in-Possession)

Condensed Statements of Operations

Years Ended March 31, 2006, 2005 and 2004

(in thousands)

	2006	2005	2004
OPERATING REVENUES:
Passenger	$373,031	$392,808	$391,698
Freight and other	35,783	34,725	24,620
Total operating revenues	408,814	427,533	416,318

OPERATING EXPENSES:
Wages and benefits	145,495	140,871	133,454
Aircraft maintenance	83,368	81,860	77,381
Aircraft rents	92,948	100,502	103,011
Landing fees	9,333	9,959	10,603
Insurance and taxes	6,346	6,156	8,366
Depreciation and amortization	12,243	13,844	16,299
Administrative and other	68,000	59,885	57,048
Impairment and other charges (C)	31,206	—	—
Total operating expenses	448,939	413,077	406,162
Operating (loss) income	(40,125)	14,456	10,156

NONOPERATING INCOME (EXPENSE):
Interest income and other	1,194	259	2,483
Reorganization items, net (B)	(23,395)	—	—
Nonoperating income (expense), net	(22,201)	259	2,483
(Loss) income before income taxes	(62,326)	14,715	12,639

PROVISION FOR INCOME TAXES	(8,408)	(6,611)	(6,497)
NET (LOSS) INCOME	$(70,734)	$8,104	$6,142

MESABA AVIATION, INC.

(Debtor-in-Possession)

Condensed Statements of Cash Flows

Years Ended March 31, 2006, 2005 and 2004

(in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(70,734)	$8,104	$6,142
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,243	13,844	16,299
Amortization of investment discounts	44	—	—
Amortization of deferred credits	(1,968)	(1,395)	(2,092)
Loss on disposition of assets	63	133	33
Deferred income taxes	11,246	679	(100)
Impairment and other charges	31,206	—	—
Changes in current operating items:
Accounts receivable	(32,310)	(1,665)	12,230
Inventories	1,328	(2,483)	(703)
Prepaid expenses and deposits	(1,221)	(1,826)	(146)
Accounts payable and other	47,180	7,135	11,222
Net cash (used in) provided by operating activities before reorganization items	(2,923)	22,526	42,885

CASH FLOWS FROM REORGANIZATION ACTIVITIES:
Reorganization items, net	(23,395)	—	—
Increase in damage claims	20,066	—	—
Impairment of property and equipment	528	—	—
Reversal of accrued maintenance	(4,239)	—	—
Net cash (used in) reorganization activities	(7,040)	—	—
Net cash (used in) provided by operating activities	(9,963)	22,526	42,885

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(8,529)	(1,589)	(26)
Sales of investments	11,543	—	—
Increase in restricted cash	(6,782)	—	—
Purchases of property and equipment	(8,101)	(9,390)	(10,661)
Net cash used in investing activities	(11,869)	(10,979)	(10,687)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from MAIR Holdings, Inc.	22,193	—	2,799
Dividends paid to MAIR Holdings, Inc.	—	(18,000)	(10,000)
Net cash provided by (used in) financing activities	22,193	(18,000)	(7,201)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	361	(6,453)	24,997

CASH AND CASH EQUIVALENTS:
Beginning of period, excluding restricted cash and cash equivalents	20,357	26,810	1,813
End of period, excluding restricted cash and cash equivalents	$20,718	$20,357	$26,810

SUPPLEMENTAL CASH FLOW INFORMATION:
(Refund received) cash paid during period for:
Interest	$—	$—	$—
Income taxes	(866)	53	853

SUPPLEMENTAL NON CASH FINANCING ACTIVITY:
Capital contribution through transfer of short-term and long-term investments from MAIR Holdings, Inc.	9,562	—	—

The following table presents Mesaba’s condensed results of operations for the period April 1, 2005 to October 13, 2005 (the date of Mesaba’s Chapter 11 bankruptcy filing) which are included in Mesaba’s results of operations for the year ended March 31, 2006 above and within the Company’s consolidated results of operations prior to deconsolidation:

Operating revenues	$235,763
Operating expenses	272,778
Operating loss	(37,015)
Other non operating income	474
Loss before provision for income taxes	(36,541)
Benefit for income taxes	11,732
Net loss	$(24,809)

Notes to Condensed Financial Statements

(A)

Liabilities subject to compromise in Mesaba’s condensed balance sheet at March 31, 2006 refers to both secured and unsecured obligations that will be accounted for under a plan of reorganization, including claims incurred prior to the petition date.  They represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 bankruptcy process and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim or other events.

Mesaba has endeavored to notify all of its known or potential creditors whose claims are subject to Mesaba’s Chapter 11 case.  Subject to certain exceptions under the Bankruptcy Code, Mesaba’s Chapter 11 filing automatically stayed the continuation of any judicial or administrative proceedings or other actions against Mesaba or its property to recover on, collect or secure a claim arising prior to the Petition Date.  The Bar Date for creditors to file proofs of claim against Mesaba was April 11, 2006 for governmental entities and February 28, 2006 for all other creditors.  A proof of claim arising from the rejection of an executory contract or an expired lease must be filed by the later of the Bar Date or thirty days from the effective date of any authorized rejection.

Although Mesaba has estimated the value of the claims that will be allowed by the Bankruptcy Court at $60.0 million, the Bankruptcy Court will make the final determination regarding what portion of the $216.8 million in total proofs of claim filed will be deemed allowable claims.  The determination of how those liabilities will ultimately be treated will not be known until the Bankruptcy Court approves a plan of reorganization and the claims resolution process is complete, which may occur well after a confirmation of a plan of reorganization.  Mesaba will continue to evaluate the amounts of these liabilities through the remainder of the Chapter 11 process.  Mesaba will continue to recognize any additional amounts subject to compromise that it identifies in the future.  As a result, the amounts of liabilities subject to compromise are likely to change.

Liabilities subject to compromise at March 31, 2006 were as follows, in thousands:

Accounts payable and other liabilities	$34,936
Damage claims	20,066
Secured claims	2,520
Priority tax claims	2,451
$59,973

(B)

Reorganization items recorded from the Petition Date through March 31, 2006 consisted of transactions and events that were directly associated with the reorganization of Mesaba.  The reorganization activity included aircraft impairment and other rejection charges, legal and professional fees to support the restructuring process and the write-off of maintenance accruals.  The charge for damage claims results from estimated claims as a result of Mesaba’s rejection or renegotiation of certain aircraft and other leases and obligations as part of the bankruptcy process.

Net reorganization items for the year ended March 31, 2006 were as follows, in thousands:

Damage claims	$20,066
Legal and professional fees	6,896
Impairment of property and equipment	528
Other expenses	144
Reversal of accrued maintenance	(4,239)
$23,395

(C)

Impairment charges of $31.2 million were recorded in fiscal 2006 as a result of the $29.1 million charge to establish a reserve on the unsecured prepetition receivables due from Northwest (net of certain offsetting liabilities) (see Notes 3 and 5), and the $2.1 million write-off of the warrants related to the prior airline services agreements (see Note 2).

21.       Supplemental Cash Flow Information

The following tables present supplementary cash flow information and non-cash activity for the years ended March 31, in thousands:

	2006	2005	2004
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid (refund received) during the year for:
Interest	$76	$61	$83
Income taxes	(1,735)	5,073	2,850

	2006	2005	2004
SUPPLEMENTAL NON-CASH ACTIVITY:
Effect of deconsolidation of Mesaba Aviation, Inc:
Short-term investments	$2,799	—	—
Restricted cash and cash equivalents	6,921	—	—
Accounts receivable, net	31,817	—	—
Inventories, net	11,236	—	—
Prepaid expenses and deposits	5,476	—	—
Deferred income taxes and other	22,446	—	—
Property and equipment, net	35,608	—	—
Long-term investments and other	11,587	—	—
Accounts payable and accrued liabilities	(87,560)	—	—
Other noncurrent liabilities	(3,936)	—	—

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, an evaluation was conducted of the effectiveness of the internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2006.  Management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report below.

Changes in Internal Controls

During the fourth quarter of fiscal 2006, there were no changes in internal control over financial reporting that had a material effect on internal control over financial reporting or were reasonably likely to have a material effect on internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders

MAIR Holdings, Inc.

Minneapolis, Minnesota

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MAIR Holdings, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of March 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2006 of the Company and our report dated June 22, 2006 expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the deconsolidation and reorganization under Chapter 11 of the United States Bankruptcy Code of Mesaba Aviation, Inc. (Debtor-in-Possession), a wholly-owned subsidiary of the Company.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

June 22, 2006

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and executive officers of the Company is incorporated herein by reference to the descriptions set forth under the caption “Election of Directors” in the Proxy Statement to be issued in connection with the 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”).

Item 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption “Compensation of Executive Officers” in the 2006 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption “Security Ownership of certain Beneficial Owners and Management” in the 2006 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption “Certain Transactions” in the 2006 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the information set forth under the caption “Ratification and Selection of Independent Registered Public Accounting Firm” in the 2006 Proxy Statement.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Included in Item 8 of Part II of this Annual Report on Form 10-K are the following:  Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equity, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements.  Included in Item 9A of Part II of this Annual Report on Form 10-K is Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

(a)(2)  Financial Statement Schedules

The information required in Schedule II is included in Item 8 of Part II of this Annual Report on Form 10-K.

(a)(3)  Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIR HOLDINGS, INC.

Dated: June 27, 2006	By:	/s/ PAUL F. FOLEY
Paul F. Foley
President and Chief Executive Officer

Each of the undersigned directors and officers of MAIR Holdings, Inc. whose signature appears below hereby constitutes and appoints Paul F. Foley and Ruth M. Timm, or either of them, with power to act one without the other, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such individual and in such individual’s name, place and stead, in any and all capacities, to act on, sign and file with the Securities and Exchange Commission this Annual Report on Form 10-k, to be filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, including any amendment or amendments to such report, together with all exhibits and schedules thereto, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing necessary or advisable to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PAUL F. FOLEY	President and Chief Executive Officer	June 27, 2006
Paul F. Foley	(Principal Executive Officer) and Director

/s/ ROBERT E. WEIL	Vice President, Chief Financial Officer and Treasurer	June 27, 2006
Robert E. Weil	(Principal Financial Officer)

/s/ DONALD E. BENSON	Director	June 27, 2006
Donald E. Benson

/s/ PIERSON M. GRIEVE	Director	June 27, 2006
Pierson M. Grieve

/s/ JAMES A. LEE	Director	June 27, 2006
James A. Lee

/s/ CARL R. POHLAD	Director	June 27, 2006
Carl R. Pohlad

/s/ ROBERT C. POHLAD	Director	June 27, 2006
Robert C. Pohlad

/s/ RAYMOND W. ZEHR, JR.	Director	June 27, 2006
Raymond W. Zehr, Jr.

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed August 27, 2003.
3.2	Bylaws. Incorporated by reference to the Company’s Form 10-K filed June 14, 2005.
4.1	Specimen certificate for shares of the Common Stock of the Company. Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed August 27, 2003.
4.2	Amended and Restated Warrant dated August 29, 2005 issued to Northwest Airlines, Inc. Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended September 30, 2005.
4.3

Registration Rights Agreement dated as of August 29, 2005 among MAIR Holdings, Inc., Northwest Airlines, Inc., Boeing Capital Corporation and U.S. Bank National Association. Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended September 30, 2005.

10.1	1994 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended March 31, 2005.
10.2	1996 Directors’ Option Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the fiscal year ended March 31, 2005.
10.3	2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the fiscal year ended March 31, 2005.
10.4	Mesaba Aviation 2003 Incentive Award Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended March 31, 2005.
10.5

Airline Services Agreement dated as of August 29, 2005 between Mesaba Aviation, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2005.

10.6

Agreement dated as of August 29, 2005 between MAIR Holdings, Inc. and Northwest Airlines, Inc. (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2005.

10.7

Special Facilities Lease dated as of June 1, 1990 between Charter County of Wayne, State of Michigan and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended September 30, 2005.

10.8

Ground Lease dated May 18, 1990 between Charter County of Wayne, State of Michigan and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended September 30, 2005.

10.9

Stock Purchase Agreement between the Company and Carl R. Pohlad dated as of October 18, 1993. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended March 31, 2005.

10.10

Term Sheet Proposal for the Acquisition of Saab 340 Aircraft by Mesaba Aviation, Inc. dated March 7, 1996 (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10U to the Company’s Form 10-K/A for the fiscal year ended March 31, 1996.

10.11

Letter Agreement regarding Saab 340B Plus Acquisition Financing dated March 7, 1996 ((certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Incorporated by reference to Exhibit 10V to the Company’s Form 10-K/A for the fiscal year ended March 31, 1996.

10.12

Lease Agreement, dated as of July 1, 1999, between Kenton County Airport Board and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10AA to the company’s Form 10-K for the fiscal year ended March 31, 2000.

10.13

Ground Lease, dated as of September 1, 1999, between Kenton County Airport Board and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10BB to the Company’s Form 10-K for the fiscal year ended March 31, 2000.

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

10.17	Agreement, dated April 18, 2006, between MAIR Holdings, Inc. and UMB Bank, N.A. Filed herewith.
10.18	Letter of Credit Reimbursement Agreement, dated April 17, 2006, between MAIR Holdings, Inc. and First Interstate Bank. Filed herewith.
10.19	Irrevocable Standby Letter of Credit dated April 17, 2006, in the amount of $13,000,000. Filed herewith.
14.1	Code of Ethics. Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the fiscal year ended March 31, 2004.

21.1	Subsidiaries. Incorporated by reference to Exhibit 21 to the Company’s Form 10-Q for the quarter ended December 31, 2002.
23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.
24.1	Powers of Attorney. Included in signature page.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.