Form 10-Q
period 2006-06-30
MAIR HOLDINGS INC
filed 2006-08-08
CIK 835768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filing and large accelerated filer in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐                                  Accelerated Filer ☒                                            Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2006
Common Stock, par value $.01 per share	20,591,840

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q of MAIR Holdings, Inc. (“MAIR” or the “Company”) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking and are based upon information currently available to the Company.  The Company, through its officers, directors or employees, may also from time to time make oral forward-looking statements.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that a variety of material risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.  Many important factors that could cause such a difference are described under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAIR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	June 30	March 31
	2006	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,294	$47,135
Short-term investments	50,161	44,117
Accounts receivable, net of reserve of $33	3,057	3,043
Income taxes receivable	919	941
Inventories, net	884	589
Prepaid expenses and deposits	1,981	2,611
Total current assets	82,296	98,436

PROPERTY AND EQUIPMENT:
Flight equipment	713	650
Other property and equipment	1,418	1,401
Less: Accumulated depreciation and amortization	(695)	(628)
Net property and equipment	1,436	1,423

NONCURRENT ASSETS:
Long-term investments	19,413	19,484
Other intangible assets, net	2,311	2,413
Restricted cash	13,100	—
Other assets, net	199	186
	$118,755	$121,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,975	$2,745
Intercompany payable to Mesaba Aviation, Inc.	251	54
Accrued liabilities:
Payroll	1,326	1,421
Deferred income	680	716
Other current liabilities	7,693	7,635
Total current liabilities	11,925	12,571

OTHER NONCURRENT LIABILITIES	714	772
Total liabilities	12,639	13,343

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, no specified par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 20,591,840 shares issued and outstanding	206	206
Paid-in capital	69,661	69,546
Accumulated other comprehensive loss	(280)	(176)
Retained earnings	36,529	39,023
Total shareholders’ equity	106,116	108,599
	$118,755	$121,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Three Months Ended
	June 30
		As restated - see Note 12
	2006	2005

OPERATING REVENUES:
Passenger	$3,680	$103,783
Freight and other	2,363	10,900
Total operating revenues	6,043	114,683
OPERATING EXPENSES:
Wages and benefits	2,472	39,388
Aircraft fuel	1,451	958
Aircraft maintenance	911	22,771
Aircraft rents	453	25,665
Landing fees	95	2,620
Insurance and taxes	675	1,893
Depreciation and amortization	178	3,802
Administrative and other	3,602	18,504
Total operating expenses	9,837	115,601
Operating loss	(3,794)	(918)
NONOPERATING INCOME (EXPENSE):
Interest income and other	1,317	1,012
Interest expense	(17)	(16)
Arbitration settlement	—	1,800
Other nonoperating income, net	1,300	2,796
(Loss) income before benefit (provision) for income taxes and equity in income (loss) of Mesaba Aviation, Inc.	(2,494)	1,878

BENEFIT (PROVISION) FOR INCOME TAXES	—	(676)
(Loss) income before equity in income (loss) of Mesaba Aviation, Inc.	(2,494)	1,202

EQUITY IN INCOME (LOSS) OF MESABA AVIATION, INC.	—	—

NET (LOSS) INCOME	$(2,494)	$1,202

NET (LOSS) INCOME PER SHARE:
(Loss) earnings per common share - basic	$(0.12)	$0.06
(Loss) earnings per common share - diluted	$(0.12)	$0.06

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,592	20,574
Diluted	20,592	21,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	June 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,494)	$1,202
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	178	3,802
Amortization of deferred credits	(27)	(348)
Stock-based compensation	115	22
Amortization of investment (premiums) discounts	(336)	465
Changes in current operating items:
Accounts receivable	(14)	3,498
Income taxes receivable	22	—
Inventories	(295)	(921)
Prepaid expenses and deposits	630	240
Accounts payable and other	(854)	(2,979)
Net cash (used in) provided by operating activities	(3,075)	4,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(10,559)	(11,441)
Sales of investments	4,807	18,002
Purchases of property and equipment	(80)	(2,964)
Increase in restricted cash	(13,100)	—
Net cash (used in) provided by investing activities	(18,932)	3,597

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of other noncurrent liabilities	(31)	(30)
Increase in intercompany payable to Mesaba Aviation, Inc.	197	—
Net cash provided by (used in) financing activities	166	(30)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,841)	8,548
CASH AND CASH EQUIVALENTS:
Beginning of year	47,135	57,968
End of year	$25,294	$66,516

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid (refund received) during period for:
Interest	$18	$17
Income taxes	$—	$(420)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished in the condensed consolidated financial statements includes normal recurring adjustments, unless otherwise noted, and reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of such condensed consolidated financial statements.  The Company’s business is seasonal and, accordingly, interim results are not indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2006, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2006.

1.              Basis of Presentation, Corporate Organization and Business

Corporate Organization

The condensed consolidated financial statements include the accounts of MAIR Holdings, Inc. (“MAIR” or the “Company”) and its wholly-owned subsidiaries, Big Sky Transportation Co. (“Big Sky”) and Mesaba Aviation, Inc. (“Mesaba”) until Mesaba’s bankruptcy filing on October 13, 2005.  All intercompany transactions and balances have been eliminated in consolidation.  As discussed below, the accounts of Mesaba have been deconsolidated from the Company’s condensed consolidated financial statements effective October 13, 2005.  Since October 13, 2005 intercompany balances between MAIR and Mesaba have not been eliminated.

As discussed in Note 2, Mesaba filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Minnesota (the “Bankruptcy Court”) on October 13, 2005. Mesaba is operating its business as a debtor-in-possession pursuant to the Bankruptcy Code.  Mesaba’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of postpetition liabilities in the ordinary course of business.

Due to Mesaba’s bankruptcy and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, MAIR deconsolidated Mesaba’s financial results under the equity method of accounting effective October 13, 2005.  As a result, Mesaba’s assets and liabilities have been removed from the Company’s condensed consolidated balance sheet as of March 31, 2006 (see Note 2).  Mesaba’s results of operations have been removed from the Company’s condensed consolidated results of operations and cash flows since October 13, 2005, but continue to be included in such condensed consolidated financial statements for periods prior to October 13, 2005.

MAIR has accounted for Mesaba’s financial results under the equity method of accounting since Mesaba’s bankruptcy filing on October 13, 2005.  In accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, at March 31, 2006, MAIR evaluated whether its investment in Mesaba had experienced an other-than-temporary impairment.  MAIR’s evaluation utilized a market and income approach, including a discounted cash flow analysis.  After analyzing Mesaba’s actual losses in fiscal 2006, Mesaba’s projected losses in fiscal 2007 as it transitions to a Saab-only operation, Mesaba’s five-year Saab business plan and Mesaba’s liabilities subject to compromise as of March 31, 2006, MAIR concluded that its remaining investment in Mesaba had experienced an other-than-temporary impairment.  Accordingly, effective March 31, 2006, MAIR recorded an $8.9 million impairment charge to write off its remaining equity investment in Mesaba.

During the first quarter of fiscal 2007 Mesaba reported net income of $0.1 million, consisting of an operating loss of $1.6 million, a cumulative effect of a change in accounting principle of $0.5 million, offset by nonoperating income of $2.2 million.  MAIR continues to believe that its investment in Mesaba remains other-than-temporarily impaired at June 30, 2006 as Mesaba is projecting significant losses over the remainder of fiscal 2007.  Accordingly, MAIR did not record any equity in the income of Mesaba during the quarter ended June 30, 2006.

The provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, (“SOP 90-7”), apply to Mesaba’s financial statements while Mesaba operates under the provisions of Chapter 11.  SOP 90-7 does not change the application of GAAP in the preparation of financial statements.  However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  See Note 13 for the condensed financial statements of Mesaba presented in accordance with SOP 90-7 on a stand-alone basis as of June 30, 2006 and March 31, 2006 and for the three months ended June 30, 2006 and 2005.

Business

Mesaba

Mesaba operates as a regional carrier providing scheduled passenger service as Mesaba Airlines/Northwest Airlink and Mesaba Airlines/Northwest Jet Airlink under a ten-year omnibus Airline Service Agreement (“ASA”) with Northwest Airlines, Inc. (“Northwest”) dated August 29, 2005.  Neither Mesaba nor Northwest has assumed or rejected the ASA in their respective bankruptcy proceedings, and Mesaba is continuing to operate under the terms of the ASA (see Note 2 regarding Northwest filing for Chapter 11 bankruptcy protection on September 14, 2005 and the effect of such filing on the ASA).  Prior to the ASA, Mesaba provided regional airline services to Northwest pursuant to two separate agreements, an Airline Service Agreement (the “Airlink Agreement”) that governed Mesaba’s operation of Saab 340 jet-prop aircraft (“Saab”), and a Regional Jet Services Agreement (the “Jet Agreement”) that governed Mesaba’s operation of Avro RJ85 regional jets (“Avro”).  The ASA is an omnibus agreement that incorporates the existing payment terms for the Saabs and the Avros contained in the Airlink Agreement and the Jet Agreement and adds new payment terms for the Canadair regional jets (“CRJs”) that Mesaba began operating in October 2005.  As of June 30, 2006, Mesaba served 98 cities in the United States and Canada from Northwest’s hub airports located in Minneapolis/St. Paul, Detroit and Memphis.

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

For flights utilizing the Saabs, Mesaba recognizes revenue for each completed available seat mile, or ASM (the number of seats in an aircraft multiplied by the number of miles those seats are flown), and purchases fuel (which is set at a fixed price of 83.5 cents per gallon), ground handling and other services from Northwest.

For flights utilizing the Avros, Mesaba recognizes revenue for each block hour flown (the elapsed time between aircraft departing and arriving at a gate).  Northwest provides fuel and airport and passenger related services at Northwest’s expense for the Avros.

For flights utilizing the CRJs, Mesaba recognizes revenue through monthly expense reimbursement payments for actual expenses incurred relating to aircraft rent, maintenance, landing fees and fuel (which is set at a fixed price of 70 cents per gallon); semi-monthly payments for each block hour and cycle operated; a monthly fixed cost payment based on the size of the CRJ fleet (intended to cover Mesaba’s costs that are not reimbursed through the monthly reimbursement payments, which consist mainly of labor costs, ground handling costs, overhead and depreciation) and margin payments based on  the revenues described above calculated to achieve a target operating margin.  The target operating margin through April 2007 is set at a fixed amount, after which time the target operating margin will be based on the average operating margin of the publicly traded United States domestic regional airlines operating primarily regional jet aircraft, excluding Pinnacle Airlines Corp. (“Pinnacle”) and any regional carrier under bankruptcy protection, subject to a margin cap and floor.

The ASA contains termination provisions that allow both Mesaba and Northwest to terminate the ASA in the event the other party breaches the agreement, subject to the other party’s right to cure the breach within a prescribed time period.  Additionally, Northwest may terminate the ASA in the event of certain lease and other performance defaults by Mesaba; failure by Mesaba to maintain required insurance coverage; failure by Mesaba to allow inspections pursuant to the ASA; change in control events; revocation or failure by Mesaba to obtain Department of Transportation (“DOT”) certification; if Mesaba or its affiliates operate an aircraft type that causes Northwest to be in violation of its collective bargaining agreement with its pilots; failure to elect a chief executive officer/president of MAIR or Mesaba reasonably acceptable to Northwest; if a specified percentage of the aircraft subject to the agreement are not operated for a specified period of time, other than as a result of the Federal Aviation Administration (“FAA”) grounding all aircraft for all carriers; if there is a strike; cessation or interruption of work involving Mesaba’s pilots, flight attendants or mechanics providing service; or if MAIR breaches its agreement entered into with Northwest concurrently with the ASA.

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

The ASA provides for incentive payments from Northwest to Mesaba based on achievement of certain operational goals on a semi-annual basis.  Such incentives totaled $1.2 million and $1.4 million for the three months ended June 30, 2006 and 2005, respectively, and are included in passenger revenues in Mesaba’s condensed statements of operations (see Note 13).

Approximately $24.0 million, or 89.2%, and $25.7 million, or 88.1%, of the respective June 30, 2006 and March 31, 2006 net accounts receivable balances in Mesaba’s condensed balance sheets were due from Northwest and were not collateralized (see Note 13).  Approximately 94.8% and 95.2% of Mesaba’s operating revenue recognized for the three months ended June 30, 2006 and 2005, respectively, was from Northwest.  Accounts payable owed to Northwest by Mesaba, primarily for ground handling, was $0.2 million and $0.1 million as of June 30, 2006 and March 31, 2006, respectively.  Mesaba paid Northwest $5.3 million and $3.3 million for ground handling and other services for the three months ended June 30, 2006 and 2005 respectively.

Upon execution of the ASA, and pursuant to a separate agreement between MAIR and Northwest, MAIR issued to Northwest an amended and restated warrant (the “Warrant”) to replace the warrants held by Northwest to reduce the number of shares of MAIR’s common stock issuable upon exercise from 4,151,922 shares exercisable at prices ranging from $7.25 to $21.25 per share to an aggregate of 4,112,500 shares exercisable at a price of $8.74 per share.  The Warrant expires ten years from the date of the ASA.  The Warrant will become exercisable for sixty percent of the shares upon the delivery by Northwest of the 15th CRJ aircraft to Mesaba and an additional 4% of the shares with each subsequent delivery of each of the next ten CRJ aircraft.

As of June 30, 2006, Northwest had delivered only two CRJ aircraft to Mesaba.  Northwest removed one of the CRJs from Mesaba’s schedule at the end of June 2006 and placed it with Northwest’s newly formed subsidiary, Compass Airlines, Inc. (“Compass”).  As part of its reorganization, Northwest has also requested bids from regional airlines for the operation of up to 126 CRJ aircraft, 124 of which are currently operated by Pinnacle, one by Compass, and one by Mesaba.  Mesaba has submitted a proposal to conduct all CRJ flying for Northwest.  If

Mesaba is not awarded some or all of the CRJ business, Northwest will remove the remaining CRJ that Mesaba currently operates.

In connection with the ASA, and pursuant to its separate agreement with Northwest, MAIR made a capital contribution of approximately $31.7 million to Mesaba in September 2005, just prior to Northwest filing for bankruptcy (see Note 2). MAIR also entered into a registration rights agreement to cover the registration of the shares of stock currently held by Northwest and the shares of stock to be issued to Northwest upon exercise of the Warrant.

There are other significant related party transactions and balances between Northwest and Mesaba disclosed throughout the Notes to the Condensed Consolidated Financial Statements.  Loss of Mesaba’s business relationship with Northwest or Northwest’s failure to make timely payment of amounts owed to Mesaba would have a material adverse effect on Mesaba’s operations, financial position and cash flows.

Big Sky

Big Sky operates as a regional air carrier based in Billings, Montana, providing scheduled passenger, freight, express package and charter services.  As of June 30, 2006, Big Sky provided scheduled air service to 22 communities in Montana, Colorado, Idaho, Oregon, Washington and Wyoming.  Big Sky operates daily scheduled flights providing interline and online connecting services and local market services.  Big Sky also has code-sharing agreements with Alaska Airlines, Horizon Air, America West Airlines, US Air and Northwest, where its services are marketed jointly with those air carriers for connecting flights.

Big Sky participates in the Essential Air Service (“EAS”) program with the DOT.  The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the United States that could not otherwise economically justify that service based on their passenger traffic.  The DOT pays EAS subsidies for each departure in a covered market.  During the three months ended June 30, 2006 and 2005, Big Sky recognized revenue from EAS subsidies of $2.2 million and $2.0 million, respectively.

Recent Developments

On July 12, 2006, Big Sky entered into an agreement with Flying Boat, Inc., d/b/a Chalk’s International Airlines, to operate two Beechcraft 1900D aircraft for Flying Boat, Inc. for one year.  Under the agreement, Big Sky will initially operate the aircraft between Florida and the Bahamas.  The agreement provides compensation to Big Sky for a minimum monthly level of flying and contains two one-year optional extensions.  Under the terms of the agreement, Big Sky will not assume any risk associated with revenue or fuel expense.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as well as the reported amounts of revenues and expenses.  The most significant uses of estimates relate to the allowance for doubtful accounts, accrued maintenance expenses, aircraft property and equipment lives, inventory obsolescence reserves, valuation of intangible assets, and accounting for income taxes.  Ultimate results could differ from those estimates.

Reclassification

Certain amounts within accounts receivable previously reported in the accompanying condensed consolidated balance sheet as of March 31, 2006 have been reclassified to conform to the fiscal 2007 presentation.  The reclassification had no effect on previously reported total current assets.

2.              Northwest and Mesaba Bankruptcy Filings

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

At the time of Northwest’s bankruptcy filing on September 14, 2005, Mesaba estimated that Northwest owed Mesaba approximately $31.9 million under the ASA and related agreements, net of amounts that Mesaba owed to Northwest under these agreements.  After analyzing the collectibility of the prepetition receivables due to Mesaba from Northwest, the Company concluded that it was necessary to establish a reserve of $31.9 million for amounts that Mesaba may not ultimately collect from Northwest.  As of March 31, 2006, Mesaba updated its reserve balance to $29.1 million, based on revised estimates of $36.4 million owed by Northwest to Mesaba and $7.3 million owed by Mesaba to Northwest.  Although Mesaba maintained the above reserve as of June 30, 2006, Mesaba will continue to actively seek reimbursement through the bankruptcy process and any other means, including any future discussions Mesaba may have with Northwest regarding the ASA.

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

At any time during Northwest’s bankruptcy proceedings, Northwest has the option to assume or reject the ASA and related agreements, pending approval of the bankruptcy court and a committee representing Northwest’s unsecured creditors.  If Northwest assumes the ASA, prepetition amounts owed to Mesaba would become an administrative claim and Mesaba could receive payment in full.  If Northwest rejects the ASA and related contracts, then prepetition amounts owed to Mesaba would remain an unsecured claim, and Mesaba would likely receive only a small percentage of the amounts owed to it, and even then would only receive such amounts after Northwest’s plan of reorganization is approved by its bankruptcy court.  Mesaba believes that, even if Northwest intends to continue its relationship with Mesaba, Northwest will attempt to renegotiate the ASA with Mesaba before Northwest will seek to assume the ASA.  This renegotiation could include a negotiation of the amount that Northwest will ultimately pay Mesaba in settlement of the net prepetition amounts that Northwest owes to Mesaba.  However, the exact nature of Mesaba’s future relationship with Northwest may not be known until such time as Northwest and Mesaba adopt their respective bankruptcy reorganization plans.

Since its bankruptcy filing, Northwest has also proposed and implemented various changes to Mesaba’s fleet.  Northwest idled nine of the Avros operated by Mesaba from Northwest’s schedule effective October 31, 2005.  Northwest idled an additional three Avros and removed 11 Saabs from the schedule effective January 4, 2006.  As of July 31, 2006, Northwest removed one CRJ, two additional Saabs and ten additional Avros.  Northwest intends to terminate all the remaining aircraft, other than 49 Saabs, by the end of calendar 2006, subject to final lease negotiations between Northwest and its lessors.  As of July 31, 2006, Mesaba was operating 13 Avros, 50 Saabs and one CRJ pursuant to the ASA.

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

On January 12, 2006, the Bankruptcy Court approved Mesaba’s rejection of the leases for 11 Saab B model aircraft leased from Pinnacle.  On June 8, 2006, after Northwest rejected the head leases related to twelve Avro aircraft (nine of which had been removed from Mesaba’s schedule on October 30, 2005, and three of which had been removed from the schedule on January 4, 2006), Mesaba received approval from its Bankruptcy Court to reject the subleases on those same aircraft.  On April 7, 2006, Mesaba received Bankruptcy Court approval to reject the leases related to two additional Saab aircraft.  Effective July 1, 2006, Northwest also rejected the sublease with Mesaba related to one of Mesaba’s CRJ aircraft and transferred that aircraft to Compass.  In addition, Northwest has negotiated agreements with its head lessors to provide for the orderly return to the head lessors of an additional 23 Avro aircraft, the balance of Mesaba’s Avro fleet, between April and December 2006.  With the Bankruptcy Court’s approval, Mesaba has executed similar agreements with Northwest to allow for those same Avro aircraft to be returned to Northwest.  Mesaba anticipates that the remaining Saab A model aircraft and the remaining CRJ aircraft will be removed from its fleet by  the end of the calendar year, leaving Mesaba with a fleet of 49 aircraft (the 49 Saab B+ models currently subleased from Northwest).

Under Section 365 of the Bankruptcy Code, Mesaba may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions.  Mesaba’s original Section 365 deadline related to real estate leases was December 12, 2005.  On June 6, 2006, the Bankruptcy Court extended the Section 365 deadline to the earlier of confirmation of a reorganization plan or December 10, 2006.  In general, if Mesaba rejects an executory contract or unexpired lease, it is treated as a prepetition breach of the lease or contract in question and, subject to certain exceptions, relieves Mesaba of performing any future obligations.  However, such a rejection entitles the lessor or contract counterparty to a prepetition general unsecured claim for damages caused by such deemed breach and, accordingly, the counterparty may file a claim against Mesaba for such damages.  As a result, liabilities subject to compromise of $59.1 million reported in Mesaba’s condensed balance sheet as of June 30, 2006 (see Note 13) are likely to change in the future as a result of damage claims created by Mesaba’s rejection of various aircraft leases, executory contracts and unexpired leases.  Generally, if Mesaba assumes an aircraft financing agreement, executory contract or unexpired lease, Mesaba is required to cure existing defaults under such contract or lease as a condition to such assumption.

The bar date for non-governmental entities to file proofs of claim against Mesaba was February 28, 2006 (the “Bar Date”).  Proofs of claim aggregating $216.8 million were filed by that date.  Mesaba’s management and bankruptcy counsel have reviewed and assessed these proofs of claim to eliminate duplicative claims and claims without merit, as well as to adjust the amounts of certain proofs of claim based on management’s estimate of the likelihood that the claim will be allowed by the Bankruptcy Court.  As of June 30, 2006, Mesaba estimated the value of the allowable claims at $59.1 million.  See Note 13 for further discussion of Mesaba’s liabilities subject to compromise.

The Bankruptcy Code provides special treatment for collective bargaining agreements (“CBAs”). In particular, Section 1113(c) of the Bankruptcy Code permits Mesaba to move to reject its CBAs if Mesaba first satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval of the rejection or the expiration of the statutorily prescribed time period. After bargaining in good faith and sharing relevant information with its unions, a debtor must make proposals to modify its existing CBAs based on the most complete and reliable information available at the time. The proposed modifications must be necessary to permit the reorganization of a debtor and must provide that all the affected parties are treated fairly and equitably. Ultimately, rejection of the CBAs is appropriate if the unions refuse to agree to a debtor’s necessary proposal “without good cause” and the Bankruptcy Court determines that the balance of the equities favors rejection. In February 2006, Mesaba commenced Section 1113(c) proceedings with unions for its pilots, flight attendants and mechanics.  On July 14, 2006, the Bankruptcy Court granted Mesaba’s motion to reject its CBAs, but required that Mesaba provide ten days’ notice before it imposes new contract terms on its unions.  Mesaba remains committed to reaching consensual labor agreements with each of its unions and is currently in negotiations with all three unions.

Pursuant to Mesaba’s request for debtor-in-possession financing, Mesaba received a commitment letter from Marathon Structured Finance Fund, L.P. (“Marathon”) to provide debtor-in-possession financing, and on July 27, 2006, the Bankruptcy Court approved the payment of certain fees in connection with this financing.  The final hearing on approval of the proposed financing will be held on August 15, 2006.  Under the terms of the financing, Mesaba may not receive funds from Marathon unless certain conditions are met, including that of a labor resolution between Mesaba and its unions, which resolution may result from Mesaba imposing new contract terms on its unions or from Mesaba and its unions reaching consensual agreements.  If Mesaba is unable to satisfy the conditions to obtain debtor-in-possession financing or otherwise generate sufficient cash by the end of the second quarter of fiscal 2007, Mesaba could be forced into liquidation.  MAIR has no obligation to fund Mesaba’s operations but may consider investing in Mesaba once Mesaba develops a plan of reorganization.

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

3.              Intangible Assets

The Company purchased Big Sky in December 2002.  The excess of the Big Sky purchase price over the fair market value of the net assets acquired was allocated to certain identifiable intangible assets, including Big Sky’s pilot labor contract and its air carrier certificate, and to goodwill.  Goodwill and the intangible assets are evaluated for impairment annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amounts.  Based on the results of an interim test performed at September 30, 2005, the Company determined that goodwill was impaired and recorded an impairment charge of $2.5 million in fiscal 2006.

Intangible assets and related accumulated amortization were as follows, in thousands:

	June 30, 2006			March 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Indefinite-lived intangible assets:
Air carrier certificate	$925		$925	$925		$925
Amortizable intangible asset:
Pilot labor contract	2,840	(1,454)	1,386	2,840	(1,352)	1,488
	$3,765	$(1,454)	$2,311	$3,765	$(1,352)	$2,413

The amortizable intangible asset is being amortized over its estimated period of benefit.  Based on the current amount of intangible assets subject to amortization, estimated amortization expense for each of the succeeding four fiscal years will be $0.4 million per year.  During the fourth quarter of fiscal 2006, the Company completed its annual impairment test of intangible assets and determined that no additional impairment charge was necessary.

4.              Investments

Investments consist principally of government, agency, corporate and taxable municipal securities and are classified as available-for-sale.  Fair value of investments is determined based on quoted market prices.  The Company classifies investments with an original maturity of more than 90 days that mature within one year as short-term and investments with an original maturity greater than one year as long-term.

As of June 30, 2006 and March 31, 2006, cash, cash equivalents, short-term and long-term investments totaled $94.9 million (excluding $13.1 million in restricted cash for the letter of credit supporting MAIR’s guaranty of Mesaba’s obligations for the hangar at the Cincinnati/Northern Kentucky International Airport) and $110.7 million, respectively.

Amortized cost, gross unrealized gains and losses and fair value of short- and long-term investments classified as securities available for sale were as follows, in thousands:

	June 30, 2006	March 31, 2006
Amortized cost	$69,850	$63,761
Gross unrealized gains	4	4
Gross unrealized losses	(280)	(164)
Fair value	$69,574	$63,601

For the three months ended June 30, 2006 and 2005, the Company’s gross realized gains and losses were insignificant.

At June 30, 2006 and March 31, 2006, Mesaba’s amortized cost and fair value of short- and long-term investments classified as securities available for sale was $9.9 million and $10.0 million, respectively, of which $4.7 million and $4.5 million, respectively, is pledged as collateral for letters of credit. For the three months ended June 30, 2006 and fiscal year ended March 31, 2006 gross unrealized gains and losses were insignificant.

5.              Nonoperating Income

In the first quarter of fiscal 2006, the Company recognized $1.8 million as nonoperating income as a result of a favorable arbitration settlement with a former investment advisor.

6.              Income Taxes

Consolidated
SFAS No. 109, Accounting for Income Taxes, requires all available evidence, both positive and negative, to be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Future realization of the tax benefits of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward periods available under the tax law.

The Company has performed such an analysis, and a valuation allowance was provided at the end of fiscal 2006.  The Company continues to record a valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.  Therefore, the Company’s net loss for the three months ended June 30, 2006 was not reduced by any tax benefit.  The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Mesaba
With respect to Mesaba, the Company also performed an analysis in accordance with SFAS No. 109, and a full valuation allowance was provided at the end of fiscal 2006.  The Company continues to record a valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.  Mesaba did not record any tax expense on its income for the three months ended June 30, 2006 because of its available tax loss carryforwards.  Mesaba will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

In the event that Mesaba were to experience a change in ownership, as defined by Internal Revenue Code Section 382, upon emergence from bankruptcy the annual usage of the remaining tax attributes, primarily net operating losses that were generated prior to the change in ownership, could be substantially limited. The amount of limitation, if any, will be determined at the time of Mesaba’s emergence from bankruptcy.

7.              Stock-Based Compensation

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, (“SFAS 123R”), using the modified prospective transition method. Under that transition method, compensation expense that the Company recognized beginning on that date includes expense associated with the fair value of all awards granted on and after April 1, 2006, and expense for the unvested portion of previously granted awards outstanding on April 1, 2006. Results for prior periods have not been restated.

Under SFAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:  risk-free interest rate, stock price volatility and expected life.  The Company establishes the risk-free interest rate using the U.S. Treasury yield curve as of the grant date.  The expected volatility assumption is set based primarily on historical volatility.  The expected life assumption is set based on past exercise behavior of option holders.  For options granted, the Company amortizes the fair value on a straight-line basis over the vesting period of the options.  There were no options granted during the three months ended June 30, 2006 or 2005. Accordingly, the Black-Scholes assumptions for those periods have not been presented.

For the three months ended June 30, 2006, the adoption of SFAS 123R’s fair value method has resulted in additional expense in the amount of $0.1 million related to stock options.  This amount has been included in the “Wages and benefits” caption in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2006.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123R.  As the Company currently has no excess tax benefits related to SFAS 123R, its adoption has not affected the Company’s condensed consolidated statement of cash flows. The impact of adopting SFAS 123R on future results will depend on, among other things, levels of stock options granted in the future, actual forfeiture rates and the timing of option exercises.

A summary of stock option activity since the Company’s most recent fiscal year end is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding at March 31, 2006	1,559,176	$6.87
Granted	—	—
Exercised	—	—
Forfeited	22,500	7.66
Outstanding at June 30, 2006	1,536,676	6.85	4.72	$169
Options exercisable at June 30, 2006	1,324,176	6.72	4.24	$157

The aggregate intrinsic value of options outstanding at June 30, 2006 is calculated as the difference between the exercise price of the underlying option and the market price of the common stock for the 704,782 options that had exercise prices that were lower than the $6.21 market price of the Company’s common stock at June 30, 2006.

Mesaba SARs
During fiscal 2004, Mesaba approved a stock appreciation rights (“SAR”) plan for key employees and directors. The exercise price of each SAR is equal to the fair market value of the Company’s common stock on the date of the award. Cash is paid based on the difference between the fair market value at the date of grant and the date the SAR is exercised.  The SARs vest over four years and have a ten-year term.

For the three months ended June 30, 2006, the adoption of SFAS 123R’s fair value method has resulted in additional expense of $0.1 million related to the SARs.  This amount has been included in the “Wages and benefits” caption in Mesaba’s condensed statement of operations for the three months ended June 30, 2006.  The impact of adopting SFAS 123R on future results will depend on, among other things, levels of SARS granted in the future, actual forfeiture rates and the timing of SAR exercises.

Upon adoption on April 1, 2006, in accordance with SFAS 123R, Mesaba also recorded $0.5 million for the cumulative effect of change in accounting principle during the first quarter of fiscal 2007 as a result of valuing SARs under the fair value method required by SFAS 123R.

A summary of Mesaba’s SAR activity since March 31, 2006 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding at March 31, 2006	680,000	$9.23
Granted	—	—
Exercised	—	—
Forfeited	82,500	9.39
Outstanding at June 30, 2006	597,500	9.21	7.77	$—
SARs exercisable at June 30, 2006	340,178	9.27	7.74	$—

The aggregate intrinsic value of SARs outstanding at June 30, 2006 was zero.  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying SAR and the market price of the common stock for the 579,500 SARs that had exercise prices that were lower than the $6.21 market price of the Company’s common stock at June 30, 2006.

Mesaba used the following assumptions to estimate the fair value of the SARs as of June 30, 2006 and March 31, 2006:

Risk-free interest rate	5.1%
Expected volatility	46.4%
Expected term (years)	8
Expected dividend yield	0.0%

Unrecognized Compensation
As of June 30, 2006, the Company had $0.5 million of total unrecognized compensation cost related to non vested stock option compensation arrangements granted under all equity compensation plans.  Total unrecognized compensation will be adjusted for future changes in estimated forfeitures.  The Company expects to recognize the cost over a weighted average period of two years.

As of June 30, 2006, Mesaba had $0.9 million of total unrecognized compensation cost related to non vested SARs compensation arrangements granted under all equity compensation plans.  Total unrecognized compensation will be adjusted for future changes in estimated forfeitures.  Mesaba expects to recognize the cost over a weighted average period of two years.

Pro Forma Results
Prior to April 1, 2006, the Company accounted for share-based payments using the intrinsic value method prescribed by APB 25 and SFAS 123. Under APB 25, if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. Because the Company’s stock options were granted with exercise prices at the market price of the underlying stock on the date of grant, no compensation expense had been recognized under APB 25. The following table illustrates the effect on net income and earnings per share assuming the compensation costs for the Company’s stock option plan had been recorded in the three months ended June 30, 2005 based on the fair value method under SFAS 123R, in thousands:

Net income as reported	$1,202
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	14
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(104)
$1,112
Earnings per share - basic
As reported	$0.06
Pro forma	$0.05

Earnings per share - diluted
As reported	$0.06
Pro forma	$0.05

8.              Earnings Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued.  Stock options and warrants with an exercise price exceeding the fair market value of the Company’s common stock are considered antidilutive and are excluded from the calculation.  Incremental shares related to dilutive securities have an anti-dilutive impact on earnings per share when a net loss is reported and, therefore, are not included in the calculation.

The following table reconciles the number of shares utilized in the condensed consolidated earnings (loss) per share calculations for the periods ended June 30, in thousands:

	Three Months Ended
	June 30
	2006	2005
Net (loss) income	$(2,494)	$1,202
For earnings per share - basic:
Weighted average number of issued shares outstanding	20,592	20,574
Effect of dilutive securities:
Computed shares outstanding under stock option plans utilizing the treasury stock method	—	435
Computed shares outstanding under warrants issued utilizing the treasury stock method	—	185
For earnings per share - diluted:
Weighted average common and potentially dilutive common shares outstanding	20,592	21,194

Earnings (loss) per share - basic	$(0.12)	$0.06
Earnings (loss) per share - diluted	$(0.12)	$0.06

Antidilutive options and warrants	5,649	3,355

9.              Consolidated Comprehensive Income

The following table presents the calculation of comprehensive income.  The components of comprehensive income for the periods ended June 30 were as follows, in thousands:

	Three Months Ended
	June 30
	2006	2005
Net (loss) income	$(2,494)	$1,202
Unrealized (losses) gains on investments classified as available for sale, net of tax	(104)	89
Comprehensive (loss) income	$(2,598)	$1,291

10.       Segment Information

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

Operating segment information for Mesaba, Big Sky and MAIR were as follows, in thousands:

	Mesaba	Big Sky	Holdings	Eliminations	Consolidated
Three Months Ended June 30, 2006:
Operating revenues	$83,440	$6,043	$59	$(83,499)	$6,043
Operating expenses	85,075	6,663	3,233	(85,134)	9,837
Depreciation and amortization	2,554	173	5	(2,554)	178
Interest expense	—	114	—	(97)	17
Reorganization items, net	(1,828)	—	—	1,828	—
Income (loss) before income taxes, equity in income/(loss) of Mesaba and Mesaba cumulative effect of change in accounting principle	593	(732)	(1,762)	(593)	(2,494)
Capital expenditures	968	94	—	(968)	94
At end of period:
Current assets	74,566	4,493	82,668	(79,431)	82,296
Total assets	111,077	8,403	128,650	(129,375)	118,755
Current liabilities	47,034	9,866	6,925	(51,900)	11,925
Total stockholders’ equity (deficit)	3,024	(2,177)	121,725	(16,456)	106,116
Three Months Ended June 30, 2005:
Operating revenues	$110,143	$4,540	$1,496	$(1,496)	$114,683
Operating expenses	110,273	5,358	1,466	(1,496)	115,601
Depreciation and amortization	3,578	220	4	—	3,802
Interest expense	—	65	—	(49)	16
Income (loss) before income taxes	74	(880)	2,684	—	1,878
Capital expenditures	2,671	281	12	—	2,964
At end of period:
Current assets	71,925	3,361	114,961	(2,949)	187,298
Total assets	116,545	11,488	163,583	(12,882)	278,734
Current liabilities	69,536	8,424	3,995	(2,693)	79,262
Total stockholders’ equity	41,988	2,267	159,588	(9,851)	193,992

11.       Commitments and Contingencies

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

On May 19, 2005, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court’s declaratory judgment ruling.  Despite the Eighth Circuit’s ruling, Mesaba believed, based on advice from its legal counsel, that it had defenses in the damages case that limited Saab Leasing’s ability to recover damages.  On September 9, 2005, the District Court heard oral arguments on Saab Leasing’s and Mesaba’s cross-motions for summary judgment.  The District Court did not rule on these motions prior to Mesaba’s bankruptcy petition.

On October 14, 2005, Mesaba notified the District Court that Mesaba applied for debtor protection under Chapter 11 of the Bankruptcy Code and that such application operates to automatically stay the continuation of the Saab Leasing matter.  On June 16, 2006, the Bankruptcy Court approved Mesaba’s and Saab Leasing’s stipulation modifying the automatic stay for the limited purpose of permitting the District Court to rule on the cross-motions for summary judgment.  On July 6, 2006, the District Court granted Mesaba’s motion for partial summary judgment, ruling that Saab Leasing is not eligible to receive damages for the majority of its claims against Mesaba.  Because the potential damages for the remaining claim against Mesaba are not significant, Mesaba has not established any accrual with regard to this litigation within its condensed financial statements.

Other Litigation Matters
Mesaba is also a defendant in various lawsuits arising in the ordinary course of business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, it is the opinion of Mesaba’s management based on current information and legal advice that the ultimate disposition of these suits will not have a material adverse effect on the separate financial statements of Mesaba or the consolidated financial statements of the Company as a whole.  Additionally, any lawsuit filed against Mesaba prior to the Petition Date is subject to the automatic stay.  If and when these cases proceed, the amount of any damages award to the plaintiffs would be deemed unsecured prepetition claims against Mesaba.

Guaranty
Mesaba currently leases a hangar facility at the Cincinnati/Northern Kentucky International Airport.  MAIR has unconditionally guaranteed full and prompt payment of the bonds associated with the initial financing of the facility.  In October 2005, following its bankruptcy filing, Mesaba vacated the facility due to the reduced number of Avros that will require maintenance in the future.  In accordance with its guaranty, MAIR has been making the required ground and facilities lease payments of $0.1 million per month since November 2005.  Additionally, on February 15, 2006, MAIR received notice that UMB Bank, N.A. (“UMB”), the trustee for the bondholders, declared MAIR’s liability for all sums to be immediately due and payable.  On April 18, 2006, MAIR entered into an agreement with UMB under which UMB agreed to forbear acceleration of MAIR’s guarantee obligations in exchange for MAIR delivering a letter of credit in the amount of $13.1 million to secure the payment of the obligations owed by MAIR to UMB.

The letter of credit was issued by First Interstate Bank of Billings and is currently fully collateralized by MAIR’s cash account held at First Interstate Bank.  Under the agreement with UMB, MAIR is obligated to maintain the letter of credit until all obligations under the bonds are satisfied.  MAIR’s annual obligations with respect to the bonds and the ground lease for the facility total approximately $1.2 million, and those obligations will continue through July 2029 and will increase at scheduled intervals in accordance with the terms of the bond documents.  The UMB agreement and the letter of credit provide that the amount of the letter of credit will automatically decrease each July in accordance with the redemption schedule for the bonds.

UMB may draw on the letter of credit upon the occurrence of an event of default under its agreement with MAIR, including if MAIR fails to make any payment when due to UMB, if MAIR fails to provide evidence that the letter of credit has been renewed annually (or if MAIR fails to renew the letter of credit), if UMB receives notice from First Interstate Bank of the bank’s intent not to renew the letter of credit, if the bonds become subject to mandatory redemption, if MAIR fails to comply with the terms of its agreement with UMB or if MAIR commits any event of default under its guaranty of Mesaba’s bond obligations.  MAIR recorded the cash supporting the letter of credit as “Restricted cash” on the Company’s consolidated balance sheet effective April 18, 2006.

Because Mesaba vacated the hangar in October 2005 and MAIR is the guarantor of the facility, MAIR is currently seeking other sublessors to lease the facility.  As of June 30, 2006, MAIR established a $4.5 million accrual related to this guaranty, which assumes that the facility will remain vacant for the next two years, during which time MAIR will continue to make bond and lease payments, and that thereafter MAIR will be able to sublease the facility at a 20% discount.  MAIR will reassess this reserve in future periods as material developments occur.

Other Guarantees
Mesaba has letters of credit to guarantee certain obligations principally for workers’ compensation policies, airport leases and other obligations, which totaled $4.6 million and $4.1 million as of June 30, 2006 and March 31, 2006, respectively.  There were no amounts drawn on these letters of credit during fiscal 2006 or 2005.  As collateral for these letters of credit, Mesaba had $4.7 million and $4.5 million in cash held in an investment account as of June 30, 2006 and March 31, 2006, respectively.  This amount is restricted and has been classified within “Long-term investments” in Mesaba’s condensed balance sheets.

In February 2005, Big Sky obtained a revolving line of credit in the principal amount of $0.3 million from First Interstate Bank of Billings.  In March 2006, the principal amount available under the line increased to $0.4 million.

The line of credit requires a variable interest rate based on the prime rate published in the Wall Street Journal.  At June 30, 2006, the rate was 8.25%.  The line of credit is collateralized by Big Sky’s inventory, accounts receivable and equipment and is scheduled to mature in January 2007.

12.       Restatement

Subsequent to the issuance of its consolidated financial statements for the quarter ended June 30, 2005, the Company’s management determined that two categories of pass-through costs under the ASA with Northwest were not presented in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal vs. Net as an Agent, and EITF No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.  First, the Company determined that certain landing fees reimbursed by Northwest had not been recognized in the Company’s consolidated statements of operations but should have been recorded as both operating revenue and operating expense in prior periods.  Second, the Company determined that aircraft fuel purchased from Northwest for the Saabs and CRJs should have been shown as a reduction of revenue rather than as an operating expense in prior periods.  As a result of these misstatements, passenger revenues, aircraft fuel expense and landing fees expense for the three months ended June 30, 2005 have been restated from amounts previously reported.  The restatement had no effect on previously reported operating income, income before income taxes, net income, earnings per share, net cash flows or the Company’s financial condition.

A summary of the significant effects of this restatement on the Company’s consolidated statements of operations for from the three month ended June 30, 2005 is as follows, in thousands:

	Three Months Ended
	June 30, 2005
	As Previously	As
	Reported	Restated
Passenger revenues	$107,539	$103,783
Total operating revenues	118,439	114,683
Aircraft fuel	5,658	958
Landing fees	1,676	2,620
Total operating expenses	119,357	115,601

13.       Financial Information of Mesaba

The following condensed financial statements of Mesaba have been prepared in conformity with SOP 90-7, which requires that the liabilities subject to compromise by the Bankruptcy Court be segregated from liabilities not subject to compromise and that all transactions directly associated with the reorganization be identified.  Liabilities subject to compromise include prepetition unsecured claims that may be settled at amounts that differ from those recorded in Mesaba’s condensed financial statements.

The financial information is also prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  However, as a result of the bankruptcy filing, such realization of assets and liquidation of liabilities is subject to significant uncertainty.

As discussed in Note 1, MAIR has deconsolidated Mesaba, its wholly-owned subsidiary, from the Company’s June 30, 2006 and March 31, 2006 consolidated balance sheets and the consolidated statement of operations and cash flows since Mesaba’s bankruptcy filing on October 13, 2005. MAIR’s investment in Mesaba is accounted for and reported using the equity method of accounting subsequent to the October 13, 2005 deconsolidation date as required by GAAP and SEC guidance.  All of MAIR’s previously reported consolidated balance sheets, statements of operations and cash flows prior to October 13, 2005 continue to include Mesaba’s financial position, results of operations and cash flows.

MESABA AVIATION, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30	March 31
	2006	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,420	$20,718
Short-term investments	4,126	3,262
Restricted cash	6,847	6,782
Accounts receivable, net of reserves of $29,818 and $29,755	26,907	29,181
Income taxes receivable	3,288	3,288
Inventories, net	7,936	9,001
Prepaid expenses and deposits	5,791	5,998
Intercompany receivable from MAIR Holdings, Inc.	251	54
Total current assets	74,566	78,284

PROPERTY AND EQUIPMENT:
Flight equipment	93,995	95,357
Other property and equipment	41,726	41,373
Less: Accumulated depreciation and amortization	(105,774)	(104,198)
Net property and equipment	29,947	32,532

NONCURRENT ASSETS:
Long-term investments	5,755	6,761
Other assets, net	809	864
	$111,077	$118,441

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,148	$8,638
Accrued liabilities:
Payroll	16,101	14,666
Maintenance	10,775	17,250
Deferred income	3,003	2,962
Other current liabilities	9,007	9,468
Total current liabilities	47,034	52,984

OTHER NONCURRENT LIABILITIES	1,921	2,547
Total liabilities not subject to compromise	48,955	55,531

LIABILITIES SUBJECT TO COMPROMISE (A)	59,098	59,973
Total liabilities	108,053	115,504

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDER’S EQUITY:
Paid-in capital	48,255	48,255
Accumulated other comprehensive loss	(12)	(13)
Accumulated deficit	(45,219)	(45,305)
Total shareholder’s equity	3,024	2,937
	$111,077	$118,441

MESABA AVIATION, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended
	June 30
	2006	2005
OPERATING REVENUES:
Passenger	$75,499	$101,280
Freight and other	7,941	8,863
Total operating revenues	83,440	110,143

OPERATING EXPENSES:
Wages and benefits	33,489	37,291
Aircraft maintenance	15,377	22,053
Aircraft rents	17,405	25,236
Landing fees	2,163	2,547
Insurance and taxes	1,097	1,667
Depreciation and amortization	2,554	3,578
Administrative and other	12,990	17,901
Total operating expenses	85,075	110,273
Operating loss	(1,635)	(130)

NONOPERATING INCOME:
Interest income and other	400	204
Reorganization items, net (B)	1,828	—
Nonoperating income, net	2,228	204
Income before income taxes and cumulative effect of change in accounting principle	593	74

PROVISION FOR INCOME TAXES	—	(16)

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	593	58

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 7)	(507)	—
NET INCOME	$86	$58

MESABA AVIATION, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	June 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86	$58
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,554	3,578
Amortization of deferred credits	(626)	(346)
Deferred income taxes	—	183
Cumulative effect of change in accounting principle	507	—
Changes in current operating items:
Accounts receivable	2,274	4,164
Inventories	1,065	(705)
Prepaid expenses and deposits	207	19
Accounts payable and other	(2,855)	(4,003)
Net cash provided by operating activities before reorganization items	3,212	2,948

CASH FLOWS FROM REORGANIZATION ACTIVITIES:
Reorganization items, net	1,828	—
Decrease in damage claims	(991)	—
Impairment of property and equipment	996	—
Reversal of accrued maintenance	(5,176)	—
Net cash used in reorganization activities	(3,343)	—
Net cash (used in) provided by operating activities	(131)	2,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(263)	(617)
Sales of investments	426	—
Increase in restricted cash	(65)	—
Purchases of property and equipment	(968)	(2,671)
Net cash used in investing activities	(870)	(3,288)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in intercompany receivable from MAIR Holdings, Inc.	(197)	16
Debt issuance costs	(100)	—
Net cash (used in) provided by financing activities	(297)	16

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,298)	(324)

CASH AND CASH EQUIVALENTS:
Beginning of period, excluding restricted cash and cash equivalents	20,718	20,357
End of period, excluding restricted cash and cash equivalents	$19,420	$20,033

Mesaba Aviation, Inc.
(Debtor-in-Possession)
Notes to Condensed Financial Statements

(A)       Liabilities Subject to Compromise

Liabilities subject to compromise in Mesaba’s condensed balance sheet at June 30, 2006 and March 31, 2006 refers to both secured and unsecured obligations that will be accounted for under a plan of reorganization, including claims incurred prior to the petition date.  They represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 bankruptcy process and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim or other events.

Mesaba has endeavored to notify all of its known or potential creditors whose claims are subject to Mesaba’s Chapter 11 case.  Subject to certain exceptions under the Bankruptcy Code, Mesaba’s Chapter 11 filing automatically stayed the continuation of any judicial or administrative proceedings or other actions against Mesaba or its property to recover, collect or secure a claim arising prior to the Petition Date.  A proof of claim arising from the rejection of an executory contract or an expired lease must be filed by the later of the Bar Date or thirty days from the effective date of any authorized rejection.

Although Mesaba has estimated the value of the claims that will be allowed by the Bankruptcy Court at $59.1 million, the Bankruptcy Court will make the final determination regarding what portion of the $216.8 million in total proofs of claim filed will be deemed allowable claims.  The determination of how those liabilities will ultimately be treated will not be known until the Bankruptcy Court approves a plan of reorganization and the claims resolution process is complete, which may occur well after a confirmation of a plan of reorganization.  Mesaba will continue to evaluate the amounts of these liabilities through the remainder of the Chapter 11 process.  Mesaba will continue to recognize any additional amounts subject to compromise that it identifies in the future.  As a result, the amounts of liabilities subject to compromise are likely to change.

Liabilities subject to compromise at June 30, 2006 and March 31, 2006 were as follows, in thousands:

	June 30	March 31
	2006	2006
Accounts payable and other liabilities	$34,061	$34,936
Damage claims	20,066	20,066
Secured claims	2,520	2,520
Priority tax claims	2,451	2,451
	$59,098	$59,973

(B)       Reorganization Items

Reorganization items recorded from the Petition Date through June 30, 2006 consisted of transactions and events that were directly associated with the reorganization of Mesaba.  The reorganization activity included aircraft impairment and other rejection charges, legal and professional fees to support the restructuring process and the write-off of maintenance accruals.  The charge for damage claims results from estimated claims as a result of Mesaba’s rejection or renegotiation of certain aircraft and other leases and obligations as part of the bankruptcy process.

Net reorganization items for the three months ended June 30, 2006 were as follows, in thousands:

Settlement of damage claim	$(991)
Legal and professional fees	3,343
Impairment of property and equipment	996
Reversal of accrued maintenance	(5,176)
$(1,828)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to give effect to the restatement discussed in Note 12 to the condensed consolidated financial statements included in Item 1,  and should be read in conjunction with the accompanying condensed consolidated financial statements.  The Company’s operations and financial results are subject to various risks and uncertainties associated with the airline industry.  See “Risk Factors” in Item 1A of Part II.

Overview

Mesaba
Since Mesaba filed for bankruptcy on October 13, 2005 it has been focused on restructuring its labor and non-labor expenses to calibrate its cost structure to a fleet of 49 Saabs, which Northwest has dictated via its own bankruptcy.  Mesaba intends to use the bankruptcy process to return to profitability as a smaller, competitive low-cost supplier of regional flights.  Specifically, it intends to:

•                  Downsize its operations to adjust to the smaller fleet;

•                  Reduce its labor expenses by 19.4%; and

•                  Lower its fixed expenses by 43%.

Fleet Reduction Since its bankruptcy filing, Northwest has implemented various changes to Mesaba’s fleet.  Between September 14, 2005 and July 15, 2006, Northwest removed 19 Avros, 13 Saabs and one CRJ.  Mesaba anticipates that Northwest will terminate all the remaining aircraft, other than 49 Saabs, by the end of calendar 2006, subject to final lease negotiations between Northwest and its lessors.  As of July 31, 2006, Mesaba was operating 13 Avros, 50 Saabs and one CRJ pursuant to the ASA.

Labor Costs Restructuring. Mesaba is working to achieve its target of a 19.4% reduction in annual labor costs through a combination of agreements negotiated with its employee labor groups and pay and benefit reductions from its management and hourly non-union employees.  On January 31, 2006, the Bankruptcy Court approved the tentative agreement reached between Mesaba and its dispatchers for the necessary reductions for a portion of its labor expenses.

The Bankruptcy Code provides special treatment for collective bargaining agreements (“CBAs”). In particular, Section 1113(c) of the Bankruptcy Code permits Mesaba to move to reject its CBAs if Mesaba first satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval of the rejection or the expiration of the statutorily prescribed time period. After bargaining in good faith and sharing relevant information with its unions, a debtor must make proposals to modify its existing CBAs based on the most complete and reliable information available at the time. The proposed modifications must be necessary to permit the reorganization of a debtor and must provide that all the affected parties are treated fairly and equitably. Ultimately, rejection of the CBAs is appropriate if the unions refuse to agree to a debtor’s necessary proposal “without good cause” and the Bankruptcy Court determines that the balance of the equities favors rejection. In February 2006, Mesaba commenced Section 1113(c) proceedings with unions for its pilots, flight attendants and mechanics.  On July 14, 2006, the Bankruptcy Court granted Mesaba’s motion to reject its CBAs, but required that

Mesaba provide ten days’ notice before it imposes new contract terms on its unions.  Mesaba remains committed to reaching consensual labor agreements with each of its unions and is currently in negotiations with all three unions.

Non-labor Cost Restructuring.  Mesaba plans to achieve non-labor cost reductions by eliminating excess facilities, eliminating Avro-related expenses, reducing vendor costs and reducing infrastructure to reflect the smaller fleet.

Big Sky
Big Sky has focused on growing its Beechcraft 1900D operation by bidding on additional EAS flying and seeking other opportunities to expand its fleet.  Specifically, it has expanded its Boise operation, serving Billings, Bozeman and Missoula, Montana, Pocatello, Idaho, Moses Lake and Walla Walla, Washington and Jackson Hole, Wyoming.   It has also reached agreement to start a capacity purchase operation in Florida, beginning with two Beechcraft 1900D aircraft in the fall of 2006.  Although higher fuel expenses have impacted the profitability of Big Sky’s operation, Big Sky will continue throughout the fiscal year to explore ways to expand its operation and attempt to become profitable.

MAIR
Separately, MAIR will continue to explore additional growth opportunities in fiscal 2007 and will consider acquisitions to diversify both within and outside the airline industry.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 and 2005
The Company reported a consolidated net loss of $2.5 million or $0.12 per basic and diluted share for the quarter ended June 30, 2006, compared to net income of $1.2 million or $0.06 per diluted share for the quarter ended June 30, 2005.  To allow for a more direct and meaningful comparison, Mesaba’s results of operations have been analyzed for the three months ended June 30, 2006 and 2005 excluding the deconsolidation of Mesaba from the Company’s consolidated financial statements as of October 13, 2005, the date of Mesaba’s bankruptcy filing.  Mesaba’s condensed financial statements on a stand-alone basis are presented in Note 13 of the accompanying Notes to Condensed Consolidated Financial Statements.

Mesaba

Mesaba Operating Revenues
Total operating revenues decreased 24.2% in the first quarter of fiscal 2007 to $83.4 million from $110.1 million in the prior year quarter.  The decrease was due primarily to a 20.6% reduction in Saab aircraft from 63 in the first quarter of fiscal 2006 to 50 in the first quarter of 2007 and a 19 aircraft reduction in Avro aircraft from 35 in the first quarter of fiscal 2006 to 16 at the end of the first quarter of fiscal 2007. These reductions were offset by the addition of two CRJ aircraft in October 2005. As a result of these fleet reductions, Saab ASMs and Avro revenue block hours were significantly lower quarter-over-quarter. These decreases in revenue drivers for the Saab and Avro fleets reduced revenue by $9.5 million and $20.0 million, respectively, quarter-over-quarter. These reductions were offset slightly by CRJ revenues of $3.1 million.

Mesaba Operating Expenses
Total operating expenses decreased 22.9% to $85.1 million in the first quarter of fiscal 2007 from $110.3 million in the prior year quarter.  The cost per ASM increased 16.0% to 16.8 cents in the first quarter of fiscal 2007 from 14.4 cents in the prior year quarter.  The following table compares components of operating cost per ASM for the three months ended June 30:

	Operating Expenses				Operating Cost Per ASM
	Three Months Ended				Three Months Ended
	June 30				June 30
	2006	2005	$ Change	% Change	2006		2005
Wages and benefits	$33,489	$37,291	$(3,802)	(10.2)%	6.7	¢	4.9	¢
Aircraft maintenance	15,377	22,053	(6,676)	(30.3)%	3.0		2.9
Aircraft rents	17,405	25,236	(7,831)	(31.0)%	3.4		3.3
Landing fees	2,163	2,547	(384)	(15.1)%	0.4		0.3
Insurance and taxes	1,097	1,667	(570)	(34.2)%	0.2		0.2
Depreciation and amortization	2,554	3,578	(1,024)	(28.6)%	0.5		0.5
Administrative and other	12,990	17,901	(4,911)	(27.4)%	2.6		2.3
	$85,075	$110,273	$(25,198)	(22.9)%	16.8	¢	14.4	¢

Wages and benefits decreased 10.2% to $33.5 million in the first quarter of fiscal 2007 from $37.3 million in the prior year quarter.  Wages and benefits were lower primarily due to necessary reduction to personnel levels to accommodate the reduced fleet levels.  More specifically, pilots’ wages decreased 16.8%, or $1.9 million; flight attendants’ wages decreased 20.7%, or $0.6 million; mechanics’ wages decreased 16.2%, or $0.4 million; and all other wages decreased 5.4%, or $0.7 million. Taxes and benefits decreased proportionately with wages.

Aircraft maintenance costs, excluding wages and benefits, decreased 30.3% to $15.4 million in the first quarter of fiscal 2007 from $22.1 million in the prior year quarter.  The reduction in maintenance expense was driven by a $5.3 million decrease in Avro maintenance due to the reduced fleet and return agreements with Northwest on the remaining Avro that require a specified maintenance rate per aircraft take off and landing.  The maintenance expense decrease is also due to a $1.5 million reduction in Saab maintenance expense due to the reduced fleet.

Aircraft rents decreased 31.0% to $17.4 million in the first quarter of fiscal 2007 from $25.2 million in the prior year quarter.  The decrease was due to the reduction in Saab and Avro aircraft quarter-over-quarter.  These reductions were offset by the addition of two CRJ aircraft in October 2005.

Landing fees decreased 15.1% to $2.2 million in first quarter of fiscal 2007 from $2.5 million in the prior year quarter due to reduced flying.  Total landing fee expense was down $0.1 million for the Saab fleet and $0.4 million for the Avro fleet. CRJ landing fees were $0.1 million for first quarter of fiscal 2007. Although Northwest is responsible for the Avro landing fees for Mesaba’s operations, Mesaba pays several airports directly, and Northwest reimburses Mesaba for such payments.  The reimbursement from Northwest for these Avro landing fees was $0.6 million and $0.9 million for the quarters ended June 30, 2006 and 2005, respectively, and is recorded as both landing fees expense and passenger revenue in Mesaba’s condensed statements of operations.

Insurance and taxes decreased 34.2% to $1.1 million in the first quarter of fiscal 2007 from $1.7 million in the prior year quarter.   The reduction in insurance and taxes is due to lower hull passenger insurance due to reduced rates, the smaller fleet size and a reduced number of passengers.

Depreciation and amortization decreased 28.6% to $2.6 million in the first quarter of fiscal 2007 compared to $3.6 million in the prior year quarter.  The reduced depreciation expense is due to reduced capital spending over the last several years and reduced purchases of rotable and repairable parts due to the reduced fleet size.

Administrative and other expenses decreased 27.4% to $13.0 million in first quarter of fiscal 2007 from $17.9 million in prior year.  Administrative and other expense is down primarily due to the MAIR management fee in the first quarter of fiscal 2006 of $1.4 million, which was not incurred in the first quarter of fiscal 2007. Additionally, from the first quarter of fiscal 2006 to the first quarter of fiscal 2007, there was a reduction in Avro-related items, including travel and hotel, training and ground handling costs of $2.0 million.  Also, in the first quarter of fiscal 2006, Mesaba recorded consulting fees of $1.0 million in connection with the certification of the CRJ.

Mesaba is in the process of reorganizing in an attempt to exit bankruptcy. In the first quarter of fiscal 2007, Mesaba recorded a $1.8 million credit to reorganization items. These reorganization items included $2.0 million of legal fees, $1.3 million of outside consultant costs and $1.0 million of fixed asset write-offs, offset by the reversal of $5.2 million in maintenance related accruals and a $1.0 million waived damage claim.

Mesaba incurred fuel expenditures of $4.1 million, or 0.8 cents per ASM, in the first quarter of fiscal 2007, compared to $4.7 million or 0.8 cents per ASM in the first quarter of fiscal 2006.  In accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal vs. Net as an Agent, these costs are classified as a reduction from revenue in Mesaba’s condensed statements of operations.  Aircraft fuel decreased due to decreased flying.   Mesaba’s actual cost of fuel for the Saab aircraft, including taxes and pumping fees, was 83.5 cents per gallon for both periods.  Mesaba’s actual cost of fuel for the CRJs, including taxes and pumping fees, was 70 cents per gallon for both periods.  These prices are fixed under the terms of the ASA, thereby insulating Mesaba from fluctuations in the market price of fuel.  Northwest is responsible for all fuel for Mesaba’s Avro operations.

Big Sky

Big Sky Operating Revenues
Total operating revenues increased 33.1% to $6.0 million in first quarter of fiscal 2007 from $4.5 million in the prior year quarter as a result of a 21.3% increase in block hours flown, a 25.3% increase in average fare and a 12.8% increase in EAS subsidies.

Fiscal 2007 included new service to Bozeman, Montana, Jackson Hole, Wyoming, Pocatello, Idaho and Walla Walla, Washington.  The additional EAS subsidy revenue is the result of a contract renewal for seven locations in Montana at higher rates per departure.

Big Sky Operating Expenses
Total operating expenses in the first quarter of fiscal 2007 increased 24.4% to $6.7 million from $5.4 million in the prior year, primarily due to increased flying year-over-year and the associated costs of four additional cities.  In fiscal 2007, Big Sky experienced a 51.5% increase in fuel expense, partially due to an increase in the average price of jet fuel, from $2.10 per gallon for the first quarter of fiscal 2006 to $2.57 per gallon in the first quarter of fiscal 2007.

	Operating Expenses				Operating Cost Per ASM
	Three Months Ended				Three Months Ended
	June 30				June 30
	2006	2005	$ Change	% Change	2006		2005
Wages and benefits	$2,137	$1,572	$565	35.9%	9.6	¢	9.2	¢
Aircraft fuel	1,451	958	493	51.5%	6.5		5.6
Aircraft maintenance	911	718	193	26.9%	4.1		4.2
Aircraft rents	453	429	24	5.6%	2.0		2.5
Landing fees	95	73	22	30.1%	0.4		0.4
Insurance and taxes	103	78	25	32.1%	0.5		0.5
Depreciation and amortization	173	220	(47)	(21.4)%	0.8		1.3
Administrative and other	1,340	1,310	30	2.3%	6.0		7.6
	$6,663	$5,358	$1,305	24.4%	29.9	¢	31.3	¢

MAIR

MAIR Operating Expenses
Total operating expenses in the first quarter of fiscal 2007 increased to $3.2 million from $1.5 million in the prior year quarter primarily due to increased legal, professional and accounting fees of $1.3 million, increased insurance costs of $0.4 million and $0.2 million in bank charges related to the letter of credit supporting MAIR’s guaranty of Mesaba’s obligations for the Cincinnati/Northern Kentucky International Airport hangar.

Consolidated Operating Loss
Operating losses for the first quarter in fiscal 2007 increased to $3.8 million from $0.9 million in the prior year quarter.

Consolidated Nonoperating Income
Nonoperating income (net) decreased to $1.3 million in the first quarter of fiscal 2007 from $2.8 million in the prior year quarter.  The decrease was primarily due to a $1.8 million arbitration settlement with an investment advisor in the prior year quarter, partially offset by increased interest income of $0.3 million resulting from higher interest rates.

Consolidated Provision for Income Taxes
There was no provision for income taxes in the first quarter of fiscal 2007 compared a provision for income taxes of $0.7 million in the prior year quarter. A valuation allowance was booked against the tax benefit in the first quarter of 2007.   The Company adjusts its effective tax rate quarterly based on forecasted results for the fiscal year.    The Company continues to record a valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets. Therefore, the Company’s net loss in the first quarter of fiscal 2007 was not reduced by any tax benefit.

Liquidity and Capital Resources

Overview
Unrestricted cash, cash equivalents and investments decreased 14.3% to $94.9 million at June 30, 2006 from $110.7 million at March 31, 2006, primarily due to recording restricted cash of $13.1 million for MAIR’s establishment of a letter of credit supporting MAIR’s guaranty of Mesaba’s obligations for the hangar at the Cincinnati/Northern Kentucky International Airport.  The Company’s working capital decreased to $70.4 million at June 30, 2006 compared to working capital of $85.9 million at March 31, 2006.

Approximately $24.0 million, or 89.2%, of Mesaba’s net accounts receivable balance as of June 30, 2006 was due from Northwest.  The Northwest receivables consisted of $7.3 million in prepetition receivables as a result of offsetting prepetition liabilities, and $16.7 million in post petition amounts due from Northwest.  As of July 31, 2006 Mesaba had collected $16.3 million of the June 30, 2006 postpetition balance from Northwest.  Although Northwest has been paying postpetition receivables due to Mesaba in the ordinary course of business since Northwest’s bankruptcy, Mesaba’s business is sensitive to events and risks affecting Northwest.  See previous bankruptcy discussions in Note 2 and risks related to Northwest and Northwest’s bankruptcy in Part II, Item 1A “Risk Factors.”  Mesaba’s future liquidity will depend on the outcome of its labor negotiations, obtaining debtor-in-possession financing and the reorganization plan it adopts, among other items.

Cash Flows
Big Sky
Cash flows (used in) provided by activities at Big Sky were $(1.5) million for operating activities, $(0.1) million for investing activities and $1.6 million from financing activities.

A summary of cash flow activity at MAIR and Mesaba is presented below.

Operating Activities

Consolidated
Net cash used in operating activities for the three months ended June 30, 2006 was $3.1 million, primarily due to a net loss of $2.5 million, a decrease in accounts payable and other of $0.9 million and an increase of $0.3 million in inventories.  These uses of cash were offset by a decrease in prepaid expenses of $0.6 million.

Mesaba
Net cash provided by operating activities before reorganization items for the three months ended June 30, 2006 was $3.2 million, primarily due to depreciation and amortization of $2.6 million, decreases in accounts receivable of $2.3 million and inventories of $1.1 million, offset by a decrease in accounts payable and other of $2.9 million.

Reorganization Activities

Mesaba
Net cash used in reorganization activities for the three months ended June 30, 2006 was $3.3 million, primarily for legal and professional fees incurred related to Mesaba’s bankruptcy and reorganization.

Investing Activities

Consolidated

Net cash used in investing activities for the three months ended June 30, 2006 was $18.9 million.  The primary use of cash was for MAIR’s establishment of a $13.1 million letter of credit supporting MAIR’s guaranty of Mesaba’s obligations for the hangar at the Cincinnati/Northern Kentucky International Airport and net purchases of investments of $5.8 million.

Mesaba

Net cash used in investing activities for the three months ended June 30, 2006 was $0.9 million.  The primary use of cash was for the purchase of property and equipment for $1.0 million, offset by $0.2 million in net sales of investments.

Financing Activities

Consolidated

Net cash provided by financing activities for the three months ended June 30, 2006 was $0.2 million primarily for MAIR’s intercompany payable to Mesaba for an insurance settlement received at MAIR.

Mesaba

Net cash used by financing activities for the three months ended June 30, 2006 was $0.3 million, consisting of $0.2 million for Mesaba’s receivable from MAIR for an insurance settlement received at MAIR and $0.1 million for a commitment fee for potential debtor-in-possession financing.

Outlook

Consolidated

The Company has historically relied on cash and cash equivalents, investments and internally generated funds to support its working capital requirements.  Absent adverse factors outside the control of the Company, management believes current liquidity and funds from operations will provide adequate resources for meeting the Company’s obligations through the end of fiscal 2007.

Mesaba

As Mesaba downsizes its fleet to a Saab-only operation, its reorganization plan will require significant reductions in labor and non-labor expenses.  Mesaba has also received a commitment from Marathon to provide debtor-in-possession financing; however, this commitment is subject to certain conditions, including Mesaba reaching a resolution with its labor unions.  If Mesaba is unable to meet the conditions to receive funds pursuant to its debtor-in-possession financing or is otherwise unable to generate sufficient cash for its reorganization by the end of the second quarter of fiscal 2007, Mesaba could be forced into liquidation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company’s consolidated financial statements and Mesaba’s stand-alone condensed financial statements in conformity with generally accepted accounting principles requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and the accompanying notes.  The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company and its subsidiaries have identified their critical accounting policies to include those discussed in the following paragraphs.  The Company and its subsidiaries also have other key accounting policies that involve the use of estimates, judgments and assumptions.

Mesaba’s condensed financial statements have been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of post-petition liabilities in the ordinary course of business.  In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.  While operating as a debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code, in some cases, Mesaba may sell or otherwise dispose of assets, or liquidate and settle liabilities, for amounts other than those reflected in the condensed financial statements, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business.  Further, a plan of reorganization could materially change the amounts and classifications in the historical financial statements.

Management believes that its estimates and assumptions are reasonable, based on information presently available; however, changes in these estimates, judgments and assumptions will occur as  result of future events, and, accordingly, actual results could differ from amounts estimated.

Allowance for Doubtful Accounts –Mesaba and Big Sky grant trade credit to certain approved customers and perform monthly analyses of outstanding trade receivables to assess the likelihood of collection.  For balances where Mesaba and Big Sky do not expect full payment of amounts owed, an allowance is recorded to adjust the trade receivable to management’s best estimate of the amount that will ultimately be collected.

As discussed in Note 2, there is a significant amount of uncertainty surrounding the Northwest and Mesaba bankruptcy processes, which may include negotiations with Northwest regarding Mesaba’s ASA.  As such, it is reasonably likely that the prepetition amounts Mesaba ultimately collects will be different, potentially by a material amount, than Mesaba’s current estimate.  In future periods, Mesaba will appropriately revise its estimate of recoverable amounts as it becomes aware of new information.

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

As discussed in Note 2, there is a significant amount of uncertainty surrounding Northwest’s fleet plan.  As such, it is reasonably likely that Mesaba will alter the estimated useful lives on the aircraft that are to be returned and accelerate depreciation or impairment charges accordingly.  In future periods, Mesaba will appropriately revise its estimates as it becomes aware of new information.

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

As discussed in Note 2, Northwest intends to reduce Mesaba’s Saab fleet and eliminate the Avro fleet by December 31, 2006.  As a result, Mesaba may require additional excess inventory reserves.  In future periods, Mesaba will appropriately revise its estimates as it becomes aware of new information.

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

As discussed in Note 2, there is a significant amount of uncertainty surrounding Northwest’s fleet plan.  As a general rule, Mesaba alters maintenance accruals on aircraft that are to be returned and reverses previously established reserves once the aircraft are no longer in service.  Due to Northwest’s and Mesaba’s bankruptcy proceedings, Mesaba will not reverse maintenance accruals or write off reserves until such time as either Northwest’s or Mesaba’s bankruptcy court has formally approved the rejection of aircraft and the aircraft are removed from Mesaba’s operating certificate.  Therefore, in future periods, Mesaba will appropriately revise its maintenance estimates as it becomes aware of new information.

Intangible Assets – The excess of the Big Sky purchase price over the fair market value of the net assets acquired was allocated to certain identifiable intangible assets, including Big Sky’s pilot labor contract and air carrier certificate.  The recoverability of intangible assets is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amounts.  The evaluation includes future cash flow projections, strategic modeling and other management assumptions.

Income Taxes – The Company’s effective tax rate was (24.4%), 32.9% and 46.8% in fiscal 2006, 2005 and 2004 respectively.  In fiscal 2006, the Company recorded a valuation allowance against its net deferred tax assets in the amount of $3.6 million.  The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates.  In the event that there is a significant unusual or one-time item recognized, or expected to be recognized, in the Company’s operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.  Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions.  The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, certain positions are likely to be challenged and may not succeed.  The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit.  The effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as related interest.  The effective rate is then applied to the Company’s quarterly operating results.

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

Workers’ Compensation Insurance – Mesaba and Big Sky estimate the ultimate cost of an on-the-job injury at the time of the injury to determine their workers’ compensation insurance reserves.  Mesaba and Big Sky use the services of their respective insurance carriers and outside brokers to assist in determining the reserve levels.  Injury severity, cost of care and the insurance contract affect the ultimate cost and ultimate reserves recorded.  Management of Mesaba and Big Sky regularly review workers’ compensation activity with outside consultants for any changes in the workers’ compensation reserve.

Health and Dental Insurance – Mesaba estimates the amount of incurred but not reported health and dental claims to determine its health and dental insurance reserves.  Mesaba uses the service of its insurance carriers and outside brokers to assist in determining the reserve levels.  Historical claims experience, claims severity and cost of care affect the ultimate cost and ultimate reserves recorded.  Management of Mesaba regularly reviews health and dental claims activity with outside consultants for any changes in the health and dental insurance reserve.  MAIR and Big Sky purchase health and dental insurance and, therefore, do not make estimates for health and dental claims.

Property Taxes – Estimated property tax values and assessments are used to record property tax reserves for the various jurisdictions in which Mesaba and Big Sky operate.  Aircraft and parts values, aircraft flight activity, ground equipment values and the location of personnel may affect the ultimate property tax obligation.  Management of Mesaba and Big Sky periodically review the above items for any changes in the property tax reserves.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The accounting provisions of FIN 48 will be effective for the Company beginning April 1, 2007. The Company is in the process of determining what effect, if any, the adoption of FIN 48 will have on its financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s principal market risks are the availability and price of jet fuel and changes in interest rates.

Aircraft Fuel

The Company believes that Mesaba’s arrangements for fuel with Northwest assure an adequate supply of fuel for current and future operations, provided that Northwest does not experience a supply shortage.  As a part of the ASA, Northwest bears the economic risk of fuel price fluctuations for Mesaba’s Saab and CRJ fuel requirements, as the fuel price for Mesaba’s Saabs is fixed at 83.5 cents per gallon, and the fuel for Mesaba’s CRJS is fixed at 70 cents per gallon.  The ASA also requires Northwest to provide all fuel at its expense to support Mesaba’s Avro operations.  Big Sky is subject to fluctuations in fuel prices.  A hypothetical 10% increase in the March 31, 2006 cost per gallon of fuel, assuming projected fiscal 2007 usage at Big Sky, would result in an increase to aircraft fuel expense of approximately $0.6 million in fiscal 2007.  As of June 30, 2006, Big Sky had no fuel hedges in place for fiscal 2007.

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short- and long-term investments.  If interest rates were to increase by 100 basis points for a full year, based on the Company’s cash equivalents, short-term and long-term investments balance at June 30, 2006, the Company’s interest income from cash equivalents, short-term and long-term investments would increase by approximately $1.1 million.

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

As of June 30, 2006, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.

Changes in Internal Controls

During the quarter ended June 30, 2006, there were no changes in internal controls over financial reporting that had a material effect on internal control over financial reporting or were reasonably likely to have a material effect on internal control over financial reporting.

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

On May 19, 2005, the United States Court of Appeals for the Eighth Circuit affirmed the District Court’s declaratory judgment ruling.  Despite the Eighth Circuit’s ruling, Mesaba believed, based on advice from its legal counsel, that it had defenses in the damages case that limited Saab Leasing’s ability to recover damages.  On September 9, 2005, the District Court heard oral arguments on Saab Leasing’s and Mesaba’s cross-motions for summary judgment.  The District Court did not rule on these motions prior to Mesaba’s bankruptcy petition.

On October 14, 2005, Mesaba notified the District Court that Mesaba applied for debtor protection under Chapter 11 of the Bankruptcy Code and that such application operates to automatically stay the continuation of the Saab Leasing matter.  On June 16, 2006, the Bankruptcy Court approved Mesaba’s and Saab Leasing’s stipulation modifying the automatic stay for the limited purpose of permitting the District Court to rule on the cross-motions for summary judgment.  On July 6, 2006, the District Court granted Mesaba’s motion for partial summary judgment, ruling that Saab Leasing is not eligible to receive damages from Mesaba for the majority of its claims.  Because the potential damages for the remaining claim against Mesaba are not significant, Mesaba has not established any accrual with regard to this litigation within its condensed financial statements (see Note 13).

Other Litigation Matters

Mesaba is also a defendant in various lawsuits arising in the ordinary course of business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, it is the opinion of Mesaba’s management based on current information and legal advice that the ultimate disposition of these suits will not have a material adverse effect on the separate financial statements of Mesaba or the consolidated financial statements of the Company as a whole.  Additionally, any lawsuit filed against Mesaba prior to the Petition Date is subject to the automatic stay.  If and when these cases proceed, the amount of any damages award to the plaintiffs would be deemed unsecured prepetition claims against Mesaba.

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

Mesaba has received a commitment from Marathon to provide $24 million of debtor-in-possession financing.  On August 15, 2006, the Bankruptcy Court will consider approval of the debtor-in-possession financing to Mesaba.  However, even if approved by the Bankruptcy Court, the disbursement of the funds to Mesaba is contingent upon certain occurrences, including Mesaba reaching a resolution with its labor unions, whether by imposing new contract terms on the unions or by reaching consensual agreements.  If Mesaba is unable to meet all of the lender’s contingencies, Mesaba will not be able to draw on the financing.  In such event, Mesaba could run out of cash and be forced to convert to a Chapter 7 bankruptcy liquidation.

Mesaba may need exit financing to emerge from bankruptcy, and there is no assurance Mesaba can obtain exit financing.

The terms of the debtor-in-possession financing offered to Mesaba by Marathon require such financing to be repaid upon Mesaba’s exit from bankruptcy.  Accordingly, Mesaba will need to provide for the repayment of its debtor-in-possession financing through a source of exit financing or through some other means.  There is no assurance that such exit financing will be available to Mesaba upon its exit from bankruptcy or that Mesaba will have the means to repay any debtor-in-possession financing without exit financing.

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

If MAIR is unable to find an alternate sublessee for Mesaba’s Cincinnati/Northern Kentucky Airport facility, MAIR may incur an additional $8.2 million of expense related to the bonds associated with the initial financing of the facility.

Mesaba currently leases a facility at the Cincinnati/Northern Kentucky International Airport, but vacated the facility and ceased making the required lease payments on it in November 2005.  MAIR unconditionally guaranteed full and prompt payment of the ground lease and the bonds associated with the initial financing of the facility.  In accordance with this guaranty, MAIR has made the required bond and ground lease payments due since November 2005.  In

April 2006, in exchange for the bondholders forbearing acceleration of the bonds, MAIR delivered a $13.1 million letter of credit to the bondholders to assure payment of the bonds.  As of June 30, 2006, MAIR recorded a $4.5 million liability with respect to the lease and guaranty, which assumed that the facility would remain vacant for the next two years, during which time MAIR would continue to make the bond and lease payments, and that thereafter MAIR would be able to sublease the facility at a 20% discount.  If MAIR is unable to find an alternate sublessee for the facility, MAIR may be required to record an additional expense of up to $8.2 million.

Any court-approved reorganization by Mesaba could result in MAIR losing all or a portion of its equity in Mesaba.

In general, the absolute priority rule in the Bankruptcy Code requires that all of the debtor’s creditors must be paid in full; otherwise the equity holders in the debtor are not entitled to retain their equity interests, unless certain exceptions to the absolute priority rule are met.  It will likely be some time before Mesaba proposes a reorganization plan.  However, the outcome of any vote on Mesaba’s reorganization plan, as well as the terms and conditions of the plan itself, will determine whether MAIR risks losing some or all of its ownership in Mesaba due to the application of the absolute priority rule.

Part of Mesaba’s bankruptcy strategy is to achieve labor cost savings, the threat of which could cause slowdowns or other labor unrest by Mesaba’s labor unions.

Since November 2005, Mesaba has been engaged in negotiations with all of its unions to address the need for contracts that are consistent with changing company and industry conditions.  To that end, Mesaba filed a motion with the Bankruptcy Court requesting authorization to reject its labor contracts.  On January 31, 2006, the Bankruptcy Court approved the tentative agreement reached between Mesaba and its dispatchers.  The Bankruptcy Court heard testimony from Mesaba and the remaining three unions in February and March 2006.  On May 18, 2006, the Bankruptcy Court denied Mesaba’s motion to reject.  Although the Bankruptcy Court agreed with Mesaba’s core business assumptions, the court ruled that Mesaba failed to satisfy certain technical elements required to authorize rejection of the labor contracts.  On June 12, 2006, Mesaba filed a renewed motion for authority to reject its collective bargaining agreements.  On July 14, 2006, the Bankruptcy Court granted Mesaba’s motion, but required that Mesaba provide ten days’ notice before it imposes new contract terms on its unions.

Mesaba has not yet provided notice of its intention to impose new contract terms, and Mesaba remains committed to reaching negotiated agreements with these unions.  However, there is no guarantee that Mesaba will be able to do so. If tentative agreements are not reached, Mesaba will consider the appropriate course of action, which could include the imposition of new contract terms pursuant to the Section 1113(c) process.  If Mesaba does impose new contract terms under Section 1113(c), the impacted unions may seek to strike or engage in self-help.  Any labor unrest would result in a material adverse effect on Mesaba’s financial condition and results of operations.

If, in the process of its investigation, Mesaba’s Creditors’ Committee believes any impropriety exists regarding Mesaba’s relationship with MAIR, the Creditors’ Committee could assert claims against MAIR.

Certain provisions of the Bankruptcy Code allow a debtor-in-possession to recover transfers of cash or other property that were made prior to the debtor’s bankruptcy filing.  As a result, one of the traditional duties of an official committee of unsecured creditors appointed in a bankruptcy case is to examine transactions between a debtor-in-possession and its affiliates.  In Mesaba’s bankruptcy case, the Creditors’ Committee has requested the right to review various documents concerning transactions between MAIR and Mesaba, including the payment of dividends from Mesaba to MAIR, and to take depositions in order to understand these transactions.  MAIR believes all dividends paid by Mesaba were appropriate and in compliance with the requirements of the Minnesota Business Corporation Act.  However, in order to address any questions about the relationship between MAIR and Mesaba, MAIR has entered into an agreed protective order with the Creditors’ Committee to voluntarily provide documents explaining the relationship between MAIR and Mesaba and to provide witness testimony concerning the documents provided.  The Creditors’ Committee has not completed its review of the transactions between MAIR and Mesaba and, consequently, the Creditors’ Committee has not yet advised MAIR of any specific claims arising from its review.

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

During fiscal 2006, Northwest accounted for 94.5% of Mesaba’s operating revenues.  Additionally, Mesaba consistently carries a receivable due from Northwest between $12 million to $16 million that is not collateralized.  Due to Northwest’s missed payments prior to and following its bankruptcy filing, Mesaba recorded an impairment charge to reflect the receivable due from Northwest, net of certain offsetting liabilities, through September 13, 2005, the date of Northwest’s bankruptcy filing.  Mesaba’s future success will depend upon Northwest’s ability to successfully restructure through bankruptcy.  Further, Northwest’s bankruptcy has effectively placed Mesaba’s contracts with Northwest at risk, as Northwest has the option to assume or reject or renegotiate each of such contracts in connection with its bankruptcy proceedings.

Mesaba is currently continuing to operate flights for Northwest, but the exact nature of Mesaba’s future relationship with Northwest may not be known until such time as Northwest adopts its bankruptcy reorganization plan.  As of June 30, 2006, Northwest had removed 19 Avros and 13 Saabs from Mesaba’s fleet.  In January 2006, Northwest advised Mesaba that the remaining Avros operated by Mesaba will be removed by the end of December 2006.  On July 1, 2006, Northwest removed one of Mesaba’s CRJs from Mesaba’s schedule and placed it with Northwest’s newly formed subsidiary, Compass.  Finally, Northwest issued a request for proposal for flying up to 126 CRJs and notified Mesaba that if it is not awarded any additional CRJs, Northwest will remove the remaining CRJ operated by Mesaba.  Mesaba intends to compete to operate the additional CRJs.  However, Mesaba also expects that its competitors, many with greater financial resources, will also seek to operate such aircraft.    As of July 31, 2006, Mesaba was operating 13 Avros, 50 Saabs and one CRJ pursuant to the ASA.  If Northwest rejects the ASA or negotiates a new ASA (and such renegotiation does not include a waiver by Mesaba of its claims against Northwest), the prepetition amounts owed to Mesaba would remain an unsecured claim, and Mesaba would likely receive only a small percentage of the amounts owed to it, and even then would only receive such amounts after a plan of reorganization is approved by Northwest’s bankruptcy court.

Northwest has not guaranteed that it will grow Mesaba’s regional fleet, and Northwest could opt to operate new regional aircraft with its own new subsidiary or utilize other regional airlines.

The ASA does not prohibit Northwest from contracting with other regional airlines to provide the same services that Mesaba currently provides.  Northwest currently has an airline services agreement with Pinnacle, and Pinnacle serves many of the same cities as Mesaba.  Northwest has issued a request for proposal for the operation of up to 126 CRJs (the total number of CRJs that were operated by Mesaba and Pinnacle combined), and Northwest has also formed a new subsidiary, Compass, that could ultimately operate regional aircraft.  Accordingly, Northwest could choose to expand its agreement with Pinnacle in competition with Mesaba, contract with other regional airlines or replace one or both of its current regional airline partners with Compass.

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

If Mesaba loses certain of its ground handling business, Mesaba’s results of operations would be materially affected.

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

MAIR’s ability to diversify within the airline industry may be limited by the terms of its side letter agreement with Mesaba’s pilots’ union.

In January 2004, MAIR entered into a letter agreement with Mesaba’s pilot union that may limit the types of aircraft Big Sky may fly and may place additional requirements on MAIR if it forms or acquires any other airline subsidiary.  These possible limitations were included in Mesaba’s negotiations with its pilots in Mesaba’s bankruptcy proceedings, and the Bankruptcy Court ruled that Mesaba cannot reject the letter agreement.  In light of this ruling, MAIR is currently assessing its alternatives with respect to the letter agreement.

Mesaba’s and Big Sky’s compliance with various regulations governing the airline industry can be costly, and Mesaba and Big Sky could be harmed if they fail to comply with such regulations.

Airlines are subject to extensive regulatory and legal requirements that involve significant compliance costs that can result in increased costs for passengers and the airline.  The FAA, DOT and Transportation Security Administration periodically propose additional laws, regulations, taxes and airport fees and charges.  Such measures could have the effect of raising ticket prices, reducing revenue, increasing costs or reducing demand for air travel.  Mesaba and Big Sky expect to continue incurring expenses to comply with existing and future regulations.  Moreover, if either Mesaba or Big Sky fails to comply with applicable regulations, they may be subject to sanctions, including the following:

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

Mesaba and Big Sky are increasingly dependent upon technology in their operation and any failure of such technology could adversely affect them.

Mesaba and Big Sky have made substantial investments in technology to manage their operation.  In particular, the systems operations control centers, which oversee daily flight operations, are dependent on a number of technology systems to operate effectively.  These technology systems may be vulnerable to various sources of interruption due to events beyond Mesaba’s or Big Sky’s control, including natural disasters, terrorist attacks, computer viruses and hackers.  In addition, large-scale interruption in technology on which Mesaba and Big Sky depend, such as power, telecommunications or the Internet, could substantially disrupt their operations.

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

Sales of a large number of shares of the Company’s common stock or the availability of a large number of shares for sale could adversely affect the market price of the Company’s common stock.  As of June 30, 2006, the Company had 20,591,840 shares of common stock outstanding.  Several of the Company’s shareholders own substantial blocks of the Company’s common stock.  Additionally, along with the shares of stock it currently owns, Northwest could own an additional large block of the Company’s common stock upon exercise of its warrant.  In connection with the ASA, the Company entered into a registration rights agreement to register the shares of stock owned by Northwest (including those shares underlying its warrant).  Prior to entering the ASA, Northwest had pledged certain of these shares to Boeing Capital Corporation, and Boeing is also a party to the registration rights agreement.  The registration statement has not been filed, and will likely not be filed until either a final resolution is reached with respect to the ASA (unless Boeing obtains relief from the automatic stay and is allowed to foreclose on Northwest’s stock pledge and subsequently demand registration).  Nevertheless, following any registration, future sales of those shares, or future sales of other large blocks of the Company’s common stock that are already registered, could substantially depress the Company’s stock price.

Any future exercise of the warrant by Northwest could substantially dilute the Company’s common stock.

As of June 30, 2006, Northwest held a warrant exercisable for an aggregate of 4,112,500 shares of the Company’s common stock at an exercise price of $8.74 per share.  To date, this warrant has not vested, and it will not begin to vest until Northwest delivers a total of 15 CRJs to Mesaba.  In such event, the Company and Northwest may also renegotiate the terms of the warrant.  If and when the warrant does vest, holders of the Company’s common stock could experience substantial ownership dilution if Northwest elects to exercise the warrant.

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

MAIR Holdings, Inc.

Dated: August 8, 2006	By:	/s/ Robert E. Weil
Robert E. Weil Vice President, Chief Financial Officer and Treasurer (principal financial officer and an authorized signatory)