Form 10-Q
period 2006-09-30
MAIR HOLDINGS INC
filed 2006-11-08
CIK 835768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filing and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐                         Accelerated Filer ☒                         Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2006
Common Stock, par value $.01 per share	20,591,840

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAIR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
(Unaudited)

	September 30	March 31
	2006	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,019	$47,135
Short-term investments	39,285	44,117
Accounts receivable, net of reserve of $33	2,165	3,043
Income taxes receivable	527	941
Inventories, net	973	589
Prepaid expenses and deposits	2,107	2,611
Total current assets	81,076	98,436

PROPERTY AND EQUIPMENT:
Flight equipment	761	650
Other property and equipment	1,479	1,401
Less: Accumulated depreciation and amortization	(764)	(628)
Net property and equipment	1,476	1,423

NONCURRENT ASSETS:
Investment in Mesaba Aviation, Inc.	—	—
Long-term investments	18,951	19,484
Other intangible assets, net	2,210	2,413
Restricted cash	13,110	—
Other assets, net	197	186
	$117,020	$121,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,724	$2,745
Intercompany payable to Mesaba Aviation, Inc.	251	54
Accrued liabilities:
Payroll	1,259	1,421
Deferred income	680	716
Other current liabilities	7,084	7,635
Total current liabilities	11,998	12,571

OTHER NONCURRENT LIABILITIES	1,030	772
Total liabilities	13,028	13,343

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, no specified par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 20,591,840 shares issued and outstanding	206	206
Paid-in capital	69,761	69,546
Accumulated other comprehensive gain (loss)	32	(176)
Retained earnings	33,993	39,023
Total shareholders’ equity	103,992	108,599
	$117,020	$121,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2006	2005	2006	2005
OPERATING REVENUES:
Passenger	$3,780	$103,872	$7,460	$207,655
Freight and other	2,403	11,034	4,766	21,934
Total operating revenues	6,183	114,906	12,226	229,589
OPERATING EXPENSES:
Wages and benefits	2,834	39,070	5,306	78,458
Aircraft fuel	1,516	1,254	2,967	2,212
Aircraft maintenance	1,009	22,836	1,920	45,607
Aircraft rents	453	25,965	906	51,630
Landing fees	92	2,584	187	5,204
Insurance and taxes	684	1,921	1,359	3,814
Depreciation and amortization	181	3,507	359	7,309
Administrative and other	2,834	21,486	6,436	39,990
Impairment and other charges	—	36,509	—	36,509
Total operating expenses	9,603	155,132	19,440	270,733
Operating loss	(3,420)	(40,226)	(7,214)	(41,144)
NONOPERATING INCOME (EXPENSE):
Interest income and other	1,243	1,103	2,559	2,115
Interest expense	(18)	(16)	(34)	(32)
Arbitration settlement	—	—	—	1,800
Nonoperating income, net	1,225	1,087	2,525	3,883
Loss before (provision) benefit for income taxes	(2,195)	(39,139)	(4,689)	(37,261)

(PROVISION) BENEFIT FOR INCOME TAXES	(341)	13,635	(341)	12,959

NET LOSS	$(2,536)	$(25,504)	$(5,030)	$(24,302)

NET LOSS PER SHARE:
Loss per common share - basic	$(0.12)	$(1.24)	$(0.24)	$(1.18)
Loss per common share - diluted	$(0.12)	$(1.24)	$(0.24)	$(1.18)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,592	20,577	20,592	20,576
Diluted	20,592	20,577	20,592	20,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	September
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,030)	$(24,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	359	7,309
Amortization of deferred credits	(45)	(710)
Stock-based compensation	215	(1,444)
Amortization of investment premiums (discounts)	(676)	855
Deferred income taxes	351	—
Provision for loss associated with Northwest bankruptcy filing	—	31,900
Impairment of goodwill	—	2,503
Cancellation of Northwest warrants	—	2,106
Changes in current operating items:
Accounts receivable	878	(31,860)
Income taxes receivable	414	—
Inventories	(384)	(1,175)
Prepaid expenses and deposits	504	101
Accounts payable and other	(611)	674
Net cash used in operating activities	(4,025)	(14,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(22,936)	(30,603)
Sales of investments	28,995	60,921
Purchases of property and equipment	(189)	(5,708)
Increase in restricted cash	(13,110)	(7,100)
Net cash (used in) provided by investing activities	(7,240)	17,510

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of other noncurrent liabilities	(48)	(67)
Proceeds from issuance of common stock	—	114
Increase in intercompany payable to Mesaba Aviation, Inc.	197	—
Net cash provided by financing activities	149	47

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,116)	3,514
CASH AND CASH EQUIVALENTS:
Beginning of year	47,135	57,968
End of year	$36,019	$61,482

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid (refund received) during period for:
Interest	$21	$33
Income taxes	$(316)	$(1,203)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC.  The information furnished in the condensed consolidated financial statements includes normal recurring adjustments, unless otherwise noted, and reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of such condensed consolidated financial statements.  The Company’s business is seasonal and, accordingly, interim results are not indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2006, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2006.

1.              Basis of Presentation, Corporate Organization and Business

Corporate Organization

The condensed consolidated financial statements include the accounts of MAIR and its wholly-owned subsidiaries, Big Sky Transportation Co. (“Big Sky”) and Mesaba Aviation, Inc. (“Mesaba”) until Mesaba’s bankruptcy filing on October 13, 2005 (the “Petition Date”).  All intercompany transactions and balances have been eliminated in consolidation.  As discussed below, the accounts of Mesaba have been deconsolidated from the Company’s condensed consolidated financial statements effective as of the Petition Date.  Since the Petition Date, intercompany balances between MAIR and Mesaba have not been eliminated.

As discussed in Note 2, Mesaba filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Minnesota (the “Bankruptcy Court”) on the Petition Date. Mesaba is operating its business as a debtor-in-possession pursuant to the Bankruptcy Code.  Mesaba’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of postpetition liabilities in the ordinary course of business.

Due to Mesaba’s bankruptcy and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, MAIR deconsolidated Mesaba’s financial results under the equity method of accounting effective as of the Petition Date.  As a result, Mesaba’s assets and liabilities have been removed from the Company’s condensed consolidated balance sheets as of the Petition Date and through September 30, 2006 (see Note 2).  Mesaba’s results of operations have been removed from the Company’s condensed consolidated results of operations and cash flows since the Petition Date, but continue to be included in such condensed consolidated financial statements for periods prior to the Petition Date.

MAIR has accounted for Mesaba’s financial results under the equity method of accounting since the Petition Date.  In accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, at March 31, 2006, MAIR evaluated whether its investment in Mesaba had experienced an other-than-temporary impairment.  MAIR’s evaluation utilized a market and income approach, including a discounted cash flow analysis.  After analyzing Mesaba’s actual losses in fiscal 2006, Mesaba’s projected losses in fiscal 2007 as it transitions to a Saab-only operation, Mesaba’s five-year Saab business plan and Mesaba’s liabilities subject to compromise as of March 31, 2006, MAIR concluded that its remaining investment in Mesaba had experienced an other-than-temporary impairment.  Accordingly, effective March 31, 2006, MAIR recorded an $8.9 million impairment charge to write off its remaining equity investment in Mesaba.

During the six months ended September 30, 2006 Mesaba reported a net loss of $9.0 million. MAIR continues to believe that its investment in Mesaba remains other-than-temporarily impaired at September 30, 2006 due to the continued uncertainty of Mesaba’s bankruptcy and the significant losses Mesaba projects over the remainder of fiscal 2007.

The provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, (“SOP 90-7”), apply to Mesaba’s financial statements while Mesaba operates under the provisions of Chapter 11.  SOP 90-7 does not change the application of GAAP in the preparation of financial statements.  However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  See Note 12 for the condensed financial statements of Mesaba presented in accordance with SOP 90-7 on a stand-alone basis as of September 30, 2006 and March 31, 2006 and for the three and six months ended September 30, 2006 and 2005.

Business

Mesaba

Mesaba operates as a regional carrier providing scheduled passenger service as Mesaba Airlines/Northwest Airlink and Mesaba Airlines/Northwest Jet Airlink under a ten-year omnibus Airline Services Agreement (“ASA”) with Northwest Airlines, Inc. (“Northwest”) dated August 29, 2005.  The ASA governs Mesaba’s operation of Avro RJ85 regional jets (“Avros”), Saab 340 jet-prop aircraft (“Saabs”), and Canadair regional jets (“CRJs”).  As of September 30, 2006, Mesaba was operating nine Avros, 49 Saabs and one CRJ, all of which are subleased from Northwest.  Neither Mesaba nor Northwest has assumed or rejected the ASA in its respective bankruptcy proceedings, and Mesaba is continuing to operate under the terms of the ASA (see Note 2 regarding Northwest filing for Chapter 11 bankruptcy protection on September 14, 2005 and the effect of such filing on the ASA).  As of September 30, 2006, Mesaba served 88 cities in the United States and Canada from Northwest’s hub airports located in Minneapolis/St. Paul, Detroit and Memphis.

The ASA provides for incentive payments from Northwest to Mesaba based on achievement of certain operational goals on a semi-annual basis.  Such incentives totaled $0.2 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively.  Incentives totaled $1.5 million and $2.2 million for the six months ended September 30, 2006 and 2005, respectively, and are included in passenger revenues in Mesaba’s condensed statements of operations (see Note 12).

Approximately $19.4 million, or 85.8%, and $25.7 million, or 88.1%, of the respective September 30, 2006 and March 31, 2006 net accounts receivable balances in Mesaba’s condensed balance sheets were due from Northwest and were not collateralized (see Note 12).  Approximately 94.0% and 95.4% of Mesaba’s operating revenue recognized for the three months ended September 30, 2006 and 2005, respectively, was from Northwest.  Approximately 94.4% and 95.5% of Mesaba’s operating revenue recognized for the six months ended September 30, 2006 and 2005, respectively, was from Northwest.  Accounts payable owed to Northwest by Mesaba, primarily for ground handling, was insignificant as of September 30, 2006 and $0.1 million as of March 31, 2006.  Mesaba paid Northwest $5.8 million and $3.6 million for ground handling and other services for the three months ended September 30, 2006 and 2005, respectively.  Mesaba paid Northwest $11.2 million and $6.9 million for ground handling and other services for the six months ended September 30, 2006 and 2005, respectively.

In connection with the ASA, and pursuant to its separate agreement with Northwest, MAIR made a capital contribution of approximately $31.7 million to Mesaba in September 2005, just prior to Northwest filing for bankruptcy (see Note 2).

There are other significant related party transactions and balances between Northwest and Mesaba disclosed throughout the Notes to Condensed Consolidated Financial Statements.  Loss of Mesaba’s business relationship with Northwest or Northwest’s failure to make timely payment of amounts owed to Mesaba would have a material adverse effect on Mesaba’s operations, financial position and cash flows.

Big Sky

Big Sky operates as a regional air carrier based in Billings, Montana, providing scheduled passenger, freight, express package and charter services.  As of September 30, 2006, Big Sky provided scheduled air service to 18 communities in Montana, Colorado, Idaho, Oregon, Washington and Wyoming.  Big Sky operates daily scheduled flights providing interline and online connecting services and local market services.  Big Sky also has code-sharing agreements with Alaska Airlines, Horizon Air, US Air and Northwest, where its services are marketed jointly with those air carriers for connecting flights.

Big Sky participates in the Essential Air Service (“EAS”) program with the Department of Transportation (“DOT”).  The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the United States that could not otherwise economically justify that service based on their passenger traffic.  The DOT pays EAS subsidies for each departure in a covered market.  Big Sky recognized revenue from EAS subsidies of $2.1 million for each of the three months ended September 30, 2006 and 2005.  During the six months ended September 30, 2006 and 2005, Big Sky recognized revenue from EAS subsidies of $4.3 million and $4.0 million, respectively.

Recent Developments

On July 12, 2006, Big Sky entered into an agreement with Flying Boat, Inc., d/b/a Chalk’s International Airlines (“Chalk’s”), to operate up to two Beechcraft 1900D aircraft for Chalk’s for one year.  Under the agreement, Big Sky will initially operate the aircraft between Florida and the Bahamas.  The agreement provides compensation to Big Sky for a minimum monthly level of flying and contains two one-year optional extensions.  Under the terms of the agreement, Big Sky will not assume any risk associated with revenue or fuel expense. As a result of delays in Chalk’s obtaining governmental approvals, Big Sky is scheduled to begin this operation on November 9, 2006.

On October 16, 2006, Big Sky announced it will begin service between Abraham Lincoln Capital Airport in Springfield, Illinois and Midway Airport in Chicago, Illinois in December 2006.  This operation is being provided under a revenue guaranty program with the Abraham Lincoln Capital Airport.

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

2.              Northwest and Mesaba Bankruptcy Filings

Northwest Bankruptcy Filing

On September 12, 2005, Northwest failed to make a payment of approximately $18.7 million due to Mesaba for services provided by Mesaba to Northwest from August 15 to August 31, 2005.  Subsequently, on September 14, 2005, Northwest filed in the Southern District of New York for bankruptcy protection under Chapter 11 of the Bankruptcy Code.  In the weeks following its bankruptcy filing, Northwest made additional payment adjustments such that Northwest did not pay for services provided by Mesaba to Northwest prior to the date of Northwest’s bankruptcy filing.

At the time of Northwest’s bankruptcy filing on September 14, 2005, Mesaba estimated that Northwest owed Mesaba approximately $31.9 million under the ASA and related agreements, net of amounts that Mesaba owed to Northwest under these agreements.  After analyzing the collectibility of the prepetition receivables due to Mesaba from Northwest, the Company concluded that it was necessary to establish a reserve of $31.9 million for amounts that Mesaba may not ultimately collect from Northwest.  As of March 31, 2006, Mesaba updated its reserve balance to $29.1 million, based on revised estimates of $36.4 million owed by Northwest to Mesaba and $7.3 million owed by Mesaba to Northwest.  Although Mesaba maintained the above reserve as of September 30, 2006, Mesaba will continue to actively seek reimbursement through the bankruptcy process and any other means, including any future discussions Mesaba may have with Northwest regarding the ASA.

Generally, collection of all amounts that Northwest owed to its creditors at the time of its filing was stayed by the bankruptcy filing.  Mesaba’s claims relating to such prepetition amounts are unsecured claims.  At any time during Northwest’s bankruptcy proceedings, Northwest has the option to assume or reject the ASA and related agreements, subject to approval of the bankruptcy court.  If Northwest assumes the ASA, prepetition amounts owed to Mesaba would become an administrative claim and Mesaba could receive payment in full.  If Northwest rejects the ASA and related contracts, then prepetition amounts owed to Mesaba would remain an unsecured claim, and Mesaba would likely receive only a percentage of the amounts owed to it, and even then would only receive such amounts after Northwest’s plan of reorganization is approved by its bankruptcy court.  Mesaba believes that, even if Northwest intends to continue its relationship with Mesaba, Northwest will attempt to renegotiate the ASA with Mesaba rather than seek to assume the ASA.  This renegotiation could include a negotiation of the amount that Northwest will ultimately pay Mesaba in settlement of the net prepetition amounts that Northwest owes to Mesaba.  However, the exact nature of Mesaba’s future relationship with Northwest may not be known until such time as Northwest and Mesaba adopt their respective bankruptcy reorganization plans.

Since its bankruptcy filing, Northwest has also proposed and implemented various changes to Mesaba’s fleet.  As of September 30, 2006, Northwest had removed a total of 26 Avros, 14 Saabs and one CRJ from Mesaba’s fleet.  Northwest intends to terminate all the remaining aircraft, other than 49 Saabs, by December 31, 2006, subject to final lease negotiations between Northwest and its lessors.  As of September 30, 2006, Mesaba was operating nine Avros, 49 Saabs and one CRJ pursuant to the ASA.

MAIR’s and Mesaba’s Proofs of Claim Against Northwest

On August 16, 2006, MAIR and Mesaba each filed their respective proofs of claim in Northwest’s bankruptcy proceedings.  MAIR filed a proof of claim for approximately $31.7 million, plus other unliquidated amounts.  The amount of MAIR’s claim reflects the capital contribution Northwest required MAIR to make to Mesaba prior to Northwest’s bankruptcy and certain costs MAIR has incurred due to Northwest’s missed payments to Mesaba and Mesaba’s subsequent bankruptcy.  Mesaba filed a proof of claim for approximately $250 million.  Mesaba’s proof of claim is based on breach of contract with respect to the ASA.  Neither MAIR nor Mesaba has recorded any amount within its respective financial statements related to the claims due to the significant uncertainty as to what amount, if any, might ultimately be collected from Northwest.

Mesaba Bankruptcy Filing

Northwest’s missed payments to Mesaba and Northwest’s actions regarding its fleet and schedule changes adversely affected Mesaba.  Specifically, Mesaba determined that due to Northwest’s failure to make the September 12, 2005 payment, the deductions taken by Northwest against subsequent payments and the reduced revenues Mesaba would receive because of the fleet and schedule changes dictated by Northwest, Mesaba could not sustain its operations outside of court protection under Chapter 11 of the Bankruptcy Code.  As a result, on the Petition Date, Mesaba filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code.  Mesaba continues to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.  In general, as a debtor-in-possession, Mesaba is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

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

As Northwest receives approval from its bankruptcy court for rejection of aircraft head leases, Mesaba has made a similar request for approval from its Bankruptcy Court to reject the corresponding subleases.  Northwest has negotiated agreements with its head lessors to provide for the orderly return to the head lessors of the remaining Avro aircraft by December 31, 2006.  With the Bankruptcy Court’s approval, Mesaba has executed similar agreements with Northwest to allow for those same Avro aircraft to be returned to Northwest.  Mesaba anticipates that by December 31, 2006, Mesaba will be left with a fleet of 49 aircraft (the 49 Saab B+ models currently subleased from Northwest).

Under Section 365 of the Bankruptcy Code, Mesaba may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions.  Mesaba’s original Section 365 deadline related to real estate leases was December 12, 2005, which was later extended to the earlier of confirmation of a reorganization plan or December 10, 2006.  In general, if Mesaba rejects an executory contract or unexpired lease, it is treated as a prepetition breach of the lease or contract in question and, subject to certain exceptions, relieves Mesaba of performing any future obligations.  However, such a rejection entitles the lessor or contract counterparty to a prepetition general unsecured claim for damages caused by such deemed breach and, accordingly, the counterparty may file a claim against Mesaba for such damages.  As a result, liabilities subject to compromise of $59.0 million reported in Mesaba’s condensed balance sheet as of September 30, 2006 (see Note 12) are likely to change in the future as a result of damage claims created by Mesaba’s rejection of various aircraft leases, executory contracts and unexpired leases.  Generally, if Mesaba assumes an aircraft financing agreement, executory contract or unexpired lease, Mesaba is required to cure existing defaults under such contract or lease as a condition to such assumption.

The bar date for non-governmental entities to file proofs of claim against Mesaba was February 28, 2006 (the “Bar Date”).  Proofs of claim aggregating $217.0 million were filed as of September 30, 2006.  Mesaba’s management and bankruptcy counsel have reviewed and assessed these proofs of claim to eliminate duplicative claims and claims without merit, as well as to adjust the amounts of certain proofs of claim based on management’s estimate of the likelihood that the claim will be allowed by the Bankruptcy Court.  As of September 30, 2006, Mesaba estimated the value of the allowable claims at $59.0 million.  As a result of Mesaba reaching tentative agreements with its unions in late October 2006 (see below), Mesaba expects that the unions will file additional claims totaling $22.7 million based on the present value of the wages and benefits concessions contained within the tentative agreements.  See Note 12 for further discussion of Mesaba’s liabilities subject to compromise.

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

In February 2006, Mesaba commenced Section 1113(c) proceedings with unions for its pilots, flight attendants and mechanics.  On July 14, 2006, the Bankruptcy Court granted Mesaba’s motion to reject its CBAs.  Although that order was later reversed and remanded, on October 16, 2006, after taking additional evidence, the Bankruptcy Court again authorized Mesaba to reject its CBAs.  Additionally, on October 23, 2006, the Bankruptcy Court enjoined the unions from striking or engaging in other work stoppages after Mesaba imposes new contract terms.  In late October 2006, Mesaba reached tentative agreements with its pilots, flight attendants and mechanics.  Each union must now vote to ratify its respective agreement.  The ratification process is expected to conclude by the end of November 2006.  Assuming ratification occurs, the new pay rates would take effect on December 1, 2006.

Pursuant to Mesaba’s request for debtor-in-possession financing, Mesaba received a commitment letter from Marathon Structured Finance Fund, L.P. (“Marathon”) to provide debtor-in-possession financing.  On September 20, 2006, the Bankruptcy Court entered an order authorizing the debtor-in-possession financing with Marathon.  Under the terms of the financing, Mesaba may not receive funds from Marathon unless certain conditions are met, including that of a labor resolution (whether through consensual agreements or through Mesaba imposing new contract terms) between Mesaba and its unions.  If Mesaba is unable to satisfy the conditions to obtain debtor-in-possession financing or otherwise generate sufficient cash, Mesaba could be forced into liquidation.  MAIR has no obligation to fund Mesaba’s operations but may consider investing in Mesaba once Mesaba develops a plan of reorganization.

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

3.              Intangible Assets

The Company purchased Big Sky in December 2002.  The excess of the Big Sky purchase price over the fair market value of the net assets acquired was allocated to certain identifiable intangible assets, including Big Sky’s pilot labor contract and its air carrier certificate, and to goodwill.  Goodwill and the intangible assets are evaluated for impairment annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amounts.  Based on the results of an interim test performed at September 30, 2005, the Company determined that all of its goodwill was impaired and recorded an impairment charge of $2.5 million in the second quarter of fiscal 2006.

Intangible assets and related accumulated amortization were as follows, in thousands:

	September 30, 2006			March 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Indefinite-lived intangible assets:
Air carrier certificate	$925		$925	$925		$925
Amortizable intangible asset:
Pilot labor contract	2,840	(1,555)	1,285	2,840	(1,352)	1,488
	$3,765	($1,555)	$2,210	$3,765	($1,352)	$2,413

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

4.              Investments

Investments consist principally of government, agency, certificates of deposit, corporate and taxable municipal securities and are classified as available-for-sale.  Fair value of investments is determined based on quoted market prices.  The Company classifies investments with an original maturity of more than 90 days that mature within one year as short-term and investments with an original maturity greater than one year as long-term.

As of September 30, 2006 and March 31, 2006, cash, cash equivalents, short-term and long-term investments totaled $94.3 million (excluding $13.1 million in restricted cash for the letter of credit supporting MAIR’s guaranty of Mesaba’s obligations for the hangar at the Cincinnati/Northern Kentucky International Airport) and $110.7 million, respectively.

Amortized cost, gross unrealized gains and losses and fair value of short- and long-term investments classified as securities available for sale were as follows, in thousands:

	September 30, 2006	March 31, 2006
Amortized cost	$58,256	$63,761
Gross unrealized gains	74	4
Gross unrealized losses	(94)	(164)
Fair value	$58,236	$63,601

For the three and six months ended September 30, 2006 and 2005, the Company’s gross realized gains and losses were insignificant.

At September 30, 2006 and March 31, 2006, Mesaba’s amortized cost and fair value of short- and long-term investments classified as securities available for sale was $13.7 million and $10.0 million, respectively, of which $4.7 million and $4.5 million, respectively, was pledged as collateral for letters of credit.  For the three and six months ended September 30, 2006 and 2005, Mesaba’s gross unrealized gains and losses were insignificant.

5.              Nonoperating Income

In the first quarter of fiscal 2006, the Company recognized $1.8 million as nonoperating income as a result of a favorable arbitration settlement with a former investment advisor.

6.              Income Taxes

Consolidated

SFAS No. 109, Accounting for Income Taxes, requires all available evidence, both positive and negative, to be considered to determine whether, based on the weight of that evidence, a valuation allowance for its deferred tax assets is needed.  Future realization of the deferred tax assets for existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward periods available under the tax law.

The Company has performed such an analysis, and a full valuation allowance was provided at the end of fiscal 2006.  The Company continues to record a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.  Therefore, the Company’s net loss for the three and six months ended September 30, 2006 was not reduced by any tax benefit.  The Company recorded a tax provision of $0.3 million in the current period as a result of finalizing the Company’s fiscal 2006 tax return. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Mesaba

Mesaba performed an analysis of the recoverability of its deferred tax assets in accordance with SFAS No. 109, and a full valuation allowance was provided at the end of fiscal 2006.  Mesaba continues to record a valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets. Mesaba’s net loss for the three months ended September 30, 2006 was not reduced by any tax benefit.   A tax provision of $0.3 million was recorded in the current period to reflect the federal alternative minimum tax assessed in prior periods from a net operating loss carryback to prior years.  Mesaba will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

In the event that Mesaba experiences a change in ownership, as defined by Internal Revenue Code Section 382, upon emergence from bankruptcy the annual usage of the remaining tax attributes, primarily net operating losses that were generated prior to the change in ownership, could be substantially limited. The amount of limitation, if any, will be determined at the time of Mesaba’s emergence from bankruptcy.

7.              Stock-Based Compensation

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, (“SFAS 123R”), using the modified prospective transition method. Under that transition method, compensation expense that the Company recognizes beginning on that date will include expense associated with the fair value of all awards granted on and after April 1, 2006, and expense for the unvested portion of previously granted awards outstanding on April 1, 2006. Results for prior periods have not been restated.

Under SFAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards are actually forfeited, at which time all previous pro forma expense will be reversed to reduce pro forma expense for that period.

Stock Option Plans

The Company has approved stock option plans for key employees, directors, consultants and advisors to the Company.  Options have been granted and are presently outstanding under the Company’s 1994 Stock Option Plan, 1996 Director Stock Option Plan and 2000 Stock Incentive Plan.  The 2000 Stock Incentive Plan has a provision that automatically increases the authorized shares available for grant on September 1 of each year by the lesser of 300,000 or 1% of the then outstanding common shares.  Under the plans, the compensation committee of the board of directors grants the options and determines the vesting and exercise periods at the time of the award.  The purchase price of the stock for non-qualified and incentive stock options is determined at the time of the award and is equal to the fair market value at the time of the award.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:  risk-free interest rate, stock price volatility and expected life.  The Company establishes the risk-free interest rate using the U.S. Treasury yield curve as of the grant date.  The estimated expected term is consistent with the simplified method identified in SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, for share-based awards granted during the quarter and six months ended September 30, 2006.  The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The expected volatility assumption is set based primarily on historical volatility.  The expected life assumption is set based on past exercise behavior of option holders.  For options granted, the Company amortizes the fair value on a straight-line basis over the vesting period of the options.

For the three months ended September 30, 2006, SFAS 123R’s fair value method has resulted in additional expense in the amount of $0.1 million related to stock options.  For the six months ended September 30, 2006, the adoption of SFAS 123R’s fair value method resulted in additional expense in the amount of $0.2 million related to stock options.  These amounts are included in the “Wages and benefits” caption in the accompanying condensed consolidated statements of operations for the three and six months ended September 30, 2006.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123R.  As the Company currently has no excess tax benefits related to SFAS 123R, its adoption has not affected the Company’s condensed consolidated statement of cash flows. The impact of adopting SFAS 123R on future results will depend on, among other things, levels of stock options granted in the future, actual forfeiture rates and the timing of option exercises.

A summary of stock option activity since the Company’s most recent fiscal year end is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding at March 31, 2006	1,559,176	$6.87
Granted	45,000	5.62
Exercised	—	—
Forfeited	22,500	7.66
Outstanding at September 30, 2006	1,581,676	6.82	4.62	$—
Options exercisable at September 30, 2006	1,381,676	6.78	4.14	$—

The aggregate intrinsic value of options outstanding at September 30, 2006 was zero.  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option and the market price of the common stock for the options that had exercise prices that were lower than the $5.71 market price of the Company’s common stock at September 30, 2006.

The Company used the following assumptions to estimate the fair value of the options granted during the second quarter of fiscal 2007:

September 30, 2006
Risk-free interest rate	4.7%
Expected volatility	36.6%
Expected term (years)	6.25
Expected dividend yield	0.0%

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

For the three months ended September 30, 2006, SFAS 123R’s fair value method has resulted in a reduction to expense of $0.1 million related to the SARs.  For the six months ended September 30, 2006, the adoption of SFAS 123R’s fair value method has resulted in an insignificant expense related to the SARs.    These amounts have been included in the “Wages and benefits” caption in Mesaba’s condensed statements of operations for the three and six months ended September 30, 2006.  The impact of adopting SFAS 123R on future results will depend on, among other things, levels of SARS granted in the future, actual forfeiture rates and the timing of SAR exercises.

Upon adoption on April 1, 2006, in accordance with SFAS 123R, Mesaba also recorded $0.5 million for the cumulative effect of a change in accounting principle during the first quarter of fiscal 2007 as a result of valuing SARs under the fair value method.

A summary of Mesaba’s SAR activity since March 31, 2006 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding at March 31, 2006	680,000	$9.23
Granted	—	—
Exercised	—	—
Forfeited	125,000	9.34
Outstanding at September 30, 2006	555,000	9.21	7.52	$—
SARs exercisable at September 30, 2006	345,637	9.26	7.50	$—

The aggregate intrinsic value of SARs outstanding at September 30, 2006 was zero.  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying SARs and the market price of the common stock for the SARs that had exercise prices that were lower than the $5.71 market price of the Company’s common stock at September 30, 2006.

Mesaba used the following assumptions to estimate the fair value of the SARs:

	September 30, 2006	June 30, 2006
Risk-free interest rate	4.7%	5.1%
Expected volatility	36.6%	46.4%
Expected term (years)	8	8
Expected dividend yield	0.0%	0.0%

Unrecognized Compensation

As of September 30, 2006, the Company had $0.5 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under all equity compensation plans.  Total unrecognized compensation will be adjusted for future changes in estimated forfeitures.  The Company expects to recognize the cost over a weighted average period of two years.

As of September 30, 2006, Mesaba had $0.4 million of total unrecognized compensation cost related to non-vested SARs compensation arrangements granted under the SARs plans.  Total unrecognized compensation will be adjusted for future changes in estimated forfeitures.  Mesaba expects to recognize the cost over a weighted average period of two years.

Pro Forma Results

Prior to April 1, 2006, the Company accounted for share-based payments using the intrinsic value method prescribed by APB 25 and SFAS 123. Under APB 25, if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. Because the Company’s stock options were granted with exercise prices at the market price of the underlying stock on the date of grant, no compensation expense had been recognized under APB 25. The following table illustrates the effect on net income and earnings per share assuming the compensation costs for the Company’s stock option plan had been recorded in the three and six months ended September 30, 2005 based on the fair value method under SFAS 123R, in thousands:

	Three Months Ended	Six Months Ended
	September 30, 2005	September 30, 2005
Net income as reported	$(25,504)	$(24,302)
Add: Stock-based employee compensation expense (reduction) included in reported net income, net of related tax effects	(956)	(942)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(118)	(328)
	$(26,578)	$(25,572)
Loss per share - basic
As reported	$(1.24)	$(1.18)
Pro forma	$(1.29)	$(1.24)

Loss per share - diluted
As reported	$(1.24)	$(1.18)
Pro forma	$(1.29)	$(1.24)

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

The following table reconciles the number of shares utilized in the condensed consolidated earnings (loss) per share calculations for the periods ended September 30, in thousands:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2006	2005	2006	2005
Net loss	$(2,536)	$(25,504)	$(5,030)	$(24,302)
For earnings per share - basic:
Weighted average number of issued shares outstanding	20,592	20,577	20,592	20,576
Effect of dilutive securities:
Computed shares outstanding under stock option plans utilizing the treasury stock method	—	—	—	—
Computed shares outstanding under warrants issued utilizing the treasury stock method	—	—	—	—
For earnings per share - diluted:
Weighted average common and potentially dilutive common shares outstanding	20,592	20,577	20,592	20,576

Loss per share - basic	$(0.12)	$(1.24)	$(0.24)	$(1.18)
Loss per share - diluted	$(0.12)	$(1.24)	$(0.24)	$(1.18)

Antidilutive options and warrants	1,582	4,333	1,582	220

9.              Consolidated Comprehensive Income

The following table presents the calculation of comprehensive income.  The components of comprehensive income for the periods ended September 30 were as follows, in thousands:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2006	2005	2006	2005
Net loss	$(2,536)	$(25,504)	$(5,030)	$(24,302)
Unrealized gains on investments classified as
available for sale, net of tax in fiscal 2005	312	27	208	116
Comprehensive loss	$(2,224)	$(25,477)	$(4,822)	$(24,186)

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

Operating segment information for Mesaba, Big Sky and MAIR were as follows, in thousands:

	Mesaba	Big Sky	Holdings	Eliminations	Consolidated
Three Months Ended September 30, 2006:
Operating revenues	$71,178	$6,183	$58	$(71,236)	$6,183
Operating expenses	77,209	7,045	2,616	(77,267)	9,603
Depreciation and amortization	2,429	176	5	(2,429)	181
Interest expense	—	125	—	(107)	18
Reorganization items, net	3,153	—	—	(3,153)	—
Income (loss) before income taxes and Mesaba cumulative effect of change in accounting principle	(8,810)	(981)	(1,214)	8,810	(2,195)
Capital expenditures	277	110	—	(277)	110
At end of period:
Current assets	62,095	3,515	81,375	(65,909)	81,076
Total assets	95,046	7,366	128,800	(114,192)	117,020
Current liabilities	40,328	7,796	8,016	(44,142)	11,998
Total shareholders’ equity (deficit)	(6,100)	(1,460)	120,784	(9,232)	103,992
Three Months Ended September 30, 2005:
Operating revenues	$109,744	$5,162	$1,496	$(1,496)	$114,906
Operating expenses	148,025	8,757	(154)	(1,496)	155,132
Depreciation and amortization	3,276	226	5	—	3,507
Interest expense	—	88	—	(72)	16
Income (loss) before income taxes	(38,043)	(3,608)	2,512	—	(39,139)
Capital expenditures	2,629	107	12	(4)	2,744
At end of period:
Current assets	90,504	3,587	114,961	(9,135)	199,917
Total assets	137,254	9,165	163,583	(44,595)	265,407
Current liabilities	85,354	9,234	3,995	(5,231)	93,352
Total shareholders’ equity (deficit)	47,905	(954)	159,588	(39,364)	167,175
Six Months Ended September 30, 2006:
Operating revenues	$154,618	$12,226	$117	$(154,735)	$12,226
Operating expenses	162,284	13,708	5,849	(162,401)	19,440
Depreciation and amortization	4,983	349	10	(4,983)	359
Interest expense	—	239	—	(205)	34
Reorganization items, net	1,325	—	—	(1,325)	—
Income (loss) before income taxes and Mesaba cumulative effect of change in accounting principle	(8,217)	(1,713)	(2,976)	8,217	(4,689)
Capital expenditures	1,245	189	—	(1,245)	189
Six Months Ended September 30, 2005:
Operating revenues	$219,887	$9,702	$2,992	$(2,992)	$229,589
Operating expenses	258,298	14,115	1,312	(2,992)	270,733
Depreciation and amortization	6,854	446	4	5	7,309
Interest expense	—	153	—	(121)	32
Income (loss) before income taxes	(37,969)	(4,488)	2,684	2,512	(37,261)
Capital expenditures	5,300	388	12	8	5,708

11.       Commitments and Contingencies

Saab Leasing Litigation

In 2002, Fairbrook Leasing, Inc., Lambert Leasing, Inc. and Swedish Aircraft Holdings AB (“Saab Leasing”) filed a declaratory judgment action against Mesaba relating to 20 Saab 340A (“340A”) aircraft leased by Mesaba. In 2003, the District Court declared that the term sheet relating to the leases for the 340A aircraft was a binding preliminary agreement requiring Mesaba to negotiate in good faith toward the execution of long-term agreements for each of the 340A aircraft. Although Mesaba appealed this ruling, while the appeal was pending, Saab Leasing (relying on the District Court’s declaratory judgment ruling) filed a separate action in the District Court alleging approximately $35 million in damages for past due and future aircraft lease obligations. While the damages action was pending, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court’s declaratory judgment ruling. On July 6, 2006, the District Court in the damages action granted Mesaba’s motion for partial summary judgment, ruling that Saab Leasing is not eligible to receive damages for the majority of its claims against Mesaba. Because the potential damages for the remaining claim against Mesaba are not significant, Mesaba has not established any accrual with regard to this litigation within its condensed financial statements.

Creditors’ Committee Litigation

Pursuant to the Bankruptcy Code, Mesaba’s Creditors’ Committee initiated an investigation of transactions between MAIR and Mesaba, including the payment of dividends and management services fees from Mesaba to MAIR. In response to this investigation, and to end public speculation regarding the dividends and payments, MAIR filed a complaint with the Bankruptcy Court requesting a declaratory judgment that the dividends and fees paid by Mesaba to MAIR were wholly proper and appropriate under law. In its complaint, MAIR asserted facts to demonstrate that each payment and dividend MAIR received from Mesaba was appropriate under applicable law, occurred in the ordinary course of Mesaba’s business, that Mesaba was solvent at the time it made each payment and dividend, and that Mesaba remained solvent and able to pay its obligations after each payment or dividend to MAIR. On October 11, 2006, Mesaba’s Creditors’ Committee filed an answer and counterclaim against MAIR, alleging that certain payments from Mesaba to MAIR were fraudulent under Minnesota law and federal bankruptcy law. The Creditors’ Committee’s counterclaim asserted approximately $16 million in damages. Additionally, the Creditors’ Committee challenged MAIR’s proof of claim filed in Mesaba’s bankruptcy proceedings and requested that it be disallowed or subordinated. The litigation is in the early stages, and MAIR cannot predict when it will conclude. MAIR has not established any accrual with regard to this litigation because MAIR believes it has valid defenses to the Creditors’ Committee’s claims.

Other Litigation Matters

Mesaba and Big Sky are also defendants in various lawsuits arising in the ordinary course of business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, it is the opinion of Mesaba’s and Big Sky’s management, based on current information and legal advice, that the ultimate disposition of these suits will not have a material adverse effect on the separate financial statements of Mesaba or Big Sky or the consolidated financial statements of the Company as a whole. Additionally, any lawsuit filed against Mesaba prior to the Petition Date is subject to the automatic stay. If and when these cases proceed, the amount of any damages award to the plaintiffs would be deemed unsecured prepetition claims against Mesaba.

Guaranty

Mesaba currently leases a hangar facility at the Cincinnati/Northern Kentucky International Airport. MAIR has unconditionally guaranteed full and prompt payment of the ground lease and the bonds associated with the initial financing of the facility. In October 2005, following its bankruptcy filing, Mesaba vacated the facility due to the reduced number of Avros that will require maintenance in the future. As of September 30, 2006, Mesaba had not rejected the leases for this facility in its bankruptcy proceedings.  In accordance with its guaranty, MAIR has been making the required ground and facilities lease payments of $0.1 million per month since November 2005. Additionally, on February 15, 2006, MAIR received notice that UMB Bank, N.A. (“UMB”), the trustee for the bondholders, declared MAIR’s liability for all sums to be immediately due and payable. On April 18, 2006, MAIR entered into an agreement with UMB under which UMB agreed to forbear acceleration of MAIR’s guaranty obligations in exchange for MAIR delivering a letter of credit in the amount of $13.1 million to secure the payment of the obligations owed by MAIR to UMB.

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

UMB may draw on the letter of credit upon the occurrence of an event of default under its agreement with MAIR, including if MAIR fails to make any payment when due to UMB, if MAIR fails to provide evidence that the letter of credit has been renewed annually (or if MAIR fails to renew the letter of credit), if UMB receives notice from First Interstate Bank of the bank’s intent not to renew the letter of credit, if the bonds become subject to mandatory redemption, if MAIR fails to comply with the terms of its agreement with UMB or if MAIR commits any event of default under its guaranty of Mesaba’s bond obligations. The cash supporting the letter of credit was classified as “Restricted cash” on the Company’s consolidated balance sheet at September 30, 2006.

Because Mesaba vacated the hangar in October 2005 and MAIR is the guarantor of the facility, MAIR is currently seeking other sublessors to lease the facility. As of March 31, 2006, MAIR established a $4.8 million accrual related to this guaranty, which assumes that the facility will remain vacant through March 31, 2008, during which time MAIR will continue to make bond and lease payments, and that thereafter MAIR will be able to sublease the facility at a 20% discount. As of September 30, 2006, the balance of the accrual totaled $4.0 million. MAIR will reassess this reserve in future periods as material developments occur.

Other Guarantees

Mesaba has letters of credit to guarantee certain obligations, principally for workers’ compensation policies, airport leases and other obligations, which totaled $4.5 million and $4.1 million as of September 30, 2006 and March 31, 2006, respectively. There were no amounts drawn on these letters of credit during fiscal 2006 or 2005. As collateral for these letters of credit, Mesaba had $4.7 million and $4.5 million in cash held in an investment account as of September 30, 2006 and March 31, 2006, respectively. This amount is restricted and has been classified within “Long-term investments” in Mesaba’s condensed balance sheets.

In February 2005, Big Sky obtained a revolving line of credit in the principal amount of $0.3 million from First Interstate Bank of Billings. In March 2006, the principal amount available under the line increased to $0.4 million. The line of credit requires a variable interest rate based on the prime rate published in the Wall Street Journal. At September 30, 2006, the rate was 8.25%. The line of credit is collateralized by Big Sky’s inventory, accounts receivable and equipment and is scheduled to mature in January 2007.

MAIR Pledge for Big Sky

In August 2006, MAIR entered into a pledge agreement with U.S. Bank, pursuant to which MAIR pledged $0.8 million in exchange for U.S. Bank reducing the amount of funds that it holds back from Big Sky when credit card payments are processed. U.S. Bank processes payments for Big Sky tickets made with various credit cards. In the past, and consistent with industry practice, U.S. Bank held back a specified portion of those credit card payments until the tickets had been used. MAIR agreed to pledge its cash in lieu of the required hold back, which subsequently freed up those funds for Big Sky’s use. Under the pledge agreement, MAIR is free to request a release of its collateral at any time. Following such a request, U.S. Bank would again begin holding back amounts from Big Sky, and MAIR’s collateral would be returned 90 days after the held back amounts total the requisite level pursuant to U.S. Bank’s credit card processing policies. Because MAIR has the right to request a release of its collateral and to terminate the pledge agreement, the amount of cash pledged is not recorded as restricted cash.

12.       Financial Information of Mesaba

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

MESABA AVIATION, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30	March 31
	2006	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,667	$20,718
Short-term investments	8,926	3,262
Restricted cash	6,935	6,782
Accounts receivable, net of reserves of $29,795 and $29,755	22,646	29,181
Income taxes receivable	2,931	3,288
Inventories, net	6,240	9,001
Prepaid expenses and deposits	6,499	5,998
Intercompany receivable from MAIR Holdings, Inc.	251	54
Total current assets	62,095	78,284

PROPERTY AND EQUIPMENT:
Flight equipment	92,987	95,357
Other property and equipment	41,757	41,373
Less: Accumulated depreciation and amortization	(107,528)	(104,198)
Net property and equipment	27,216	32,532

NONCURRENT ASSETS:
Long-term investments	4,736	6,761
Other assets, net	999	864
	$95,046	$118,441

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$5,076	$8,638
Accrued liabilities:
Payroll	13,768	14,666
Maintenance	10,108	17,250
Deferred income	2,446	2,962
Other current liabilities	8,930	9,468
Total current liabilities	40,328	52,984

OTHER NONCURRENT LIABILITIES	1,769	2,547
Total liabilities not subject to compromise	42,097	55,531

LIABILITIES SUBJECT TO COMPROMISE (A)	59,049	59,973
Total liabilities	101,146	115,504

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDER’S EQUITY (DEFICIT):
Paid-in capital	48,255	48,255
Accumulated other comprehensive loss	(3)	(13)
Accumulated deficit	(54,352)	(45,305)
Total shareholder’s equity (deficit)	(6,100)	2,937
	$95,046	$118,441

MESABA AVIATION, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2006	2005	2006	2005
OPERATING REVENUES:
Passenger	$64,388	$100,805	$139,887	$202,085
Freight and other	6,790	8,939	14,731	17,802
Total operating revenues	71,178	109,744	154,618	219,887

OPERATING EXPENSES:
Wages and benefits	30,988	38,264	64,477	75,555
Aircraft maintenance	14,083	22,032	29,460	44,085
Aircraft rents	13,974	25,395	31,379	50,631
Landing fees	1,977	2,495	4,140	5,042
Insurance and taxes	1,580	1,681	2,677	3,348
Depreciation and amortization	2,429	3,276	4,983	6,854
Administrative and other	12,178	20,876	25,168	38,777
Impairment and other charges	—	34,006	—	34,006
Total operating expenses	77,209	148,025	162,284	258,298
Operating loss	(6,031)	(38,281)	(7,666)	(38,411)

NONOPERATING (EXPENSE) INCOME:
Interest income and other	374	238	774	442
Reorganization items, net (B)	(3,153)	—	(1,325)	—
Nonoperating (expense) income, net	(2,779)	238	(551)	442
Loss before income taxes and cumulative effect of change in accounting principle	(8,810)	(38,043)	(8,217)	(37,969)

(PROVISION) BENEFIT FOR INCOME TAXES	(323)	12,205	(323)	12,189

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(9,133)	(25,838)	(8,540)	(25,780)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 7)	—	—	(507)	—
NET LOSS	$(9,133)	$(25,838)	$(9,047)	$(25,780)

MESABA AVIATION, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,047)	$(25,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,983	6,854
Amortization of deferred credits	(778)	(691)
Deferred income taxes	—	(11,145)
Cumulative effect of change in accounting principle	507	—
Changes in current operating items:
Accounts receivable	6,535	(29,418)
Income tax receivable	357	(2,155)
Inventories	2,761	(1,025)
Prepaid expenses and deposits	(501)	(265)
Accounts payable and other	(6,319)	46,299
Net cash used in operating activities before reorganization items	(1,502)	(17,326)

CASH FLOWS FROM REORGANIZATION ACTIVITIES:
Reorganization items, net	(1,325)	—
Decrease in damage claims	(976)	—
Impairment of property and equipment	1,596	—
Reversal of accrued maintenance	(5,319)	—
Net cash used in reorganization activities	(6,024)	—
Net cash used in operating activities	(7,526)	(17,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(4,820)	(1,698)
Sales of investments	1,210	1,651
Increase in restricted cash	(153)	(7,100)
Purchases of property and equipment	(1,245)	(5,300)
Net cash used in investing activities	(5,008)	(12,447)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in intercompany receivable from MAIR Holdings, Inc.	(197)	—
Debt issuance costs	(320)	—
Other equity transactions	—	22,193
Net cash (used in) provided by financing activities	(517)	22,193

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,051)	(7,580)

CASH AND CASH EQUIVALENTS:
Beginning of period, excluding restricted cash and cash equivalents	20,718	20,357
End of period, excluding restricted cash and cash equivalents	$7,667	$12,777

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid (refund received) during period for:
Interest	$—	$—
Income taxes	$(31)	$(422)

Mesaba Aviation, Inc.
(Debtor-in-Possession)
Notes to Condensed Financial Statements

(A)       Liabilities Subject to Compromise

Liabilities subject to compromise in Mesaba’s condensed balance sheets at September 30, 2006 and March 31, 2006 refers to both secured and unsecured obligations that will be accounted for under a plan of reorganization, including claims incurred prior to the petition date.  They represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 bankruptcy process and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim or other events.

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

Although Mesaba has estimated the value of the claims that will be allowed by the Bankruptcy Court at $59.0 million, the Bankruptcy Court will make the final determination regarding what portion of the $217.0 million in total proofs of claim filed will be deemed allowable claims.  The determination of how those liabilities will ultimately be treated will not be known until the Bankruptcy Court approves a plan of reorganization and the claims resolution process is complete, which may occur well after a confirmation of a plan of reorganization.  Mesaba will continue to evaluate the amounts of these liabilities through the remainder of the Chapter 11 process and recognize any additional amounts subject to compromise that it identifies in the future.  As a result, the amounts of liabilities subject to compromise are likely to change.

Liabilities subject to compromise at September 30, 2006 and March 31, 2006 were as follows, in thousands:

	September 30	March 31
	2006	2006
Accounts payable and other liabilities	$34,018	$34,936
Damage claims	20,060	20,066
Secured claims	2,520	2,520
Priority tax claims	2,451	2,451
	$59,049	$59,973

(B)       Reorganization Items

Reorganization items recorded from the Petition Date through September 30, 2006 consisted of transactions and events that were directly associated with the reorganization of Mesaba.  The reorganization activity included aircraft impairment and other rejection charges, legal and professional fees to support the restructuring process and the reversal of maintenance accruals.  The charge for damage claims results from estimated claims as a result of Mesaba’s rejection or renegotiation of certain aircraft and other leases and obligations as part of the bankruptcy process.

Net reorganization items for the three and six months ended September 30, 2006 were as follows, in thousands:

	Three Months Ended	Six Months Ended
	September 30, 2006	September 30, 2006
Addition to (settlement of) damage claims	$15	$(976)
Legal and professional fees and other	2,680	6,024
Impairment of property and equipment	601	1,596
Reversal of accrued maintenance	(143)	(5,319)
	$3,153	$1,325

13.       New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The accounting provisions of FIN 48 will be effective for the Company beginning April 1, 2007. The Company is in the process of determining what effect, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning April 1, 2008. The Company is assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities (the “FSP”), that reduces the number of acceptable methods of accounting for planned major maintenance activities. Under the FSP, Mesaba will be required to change its method of accounting for some planned maintenance activities for certain aircraft types.  The FSP will be effective for the Company beginning April 1, 2007 and requires retrospective application to all financial statements presented unless doing so is impractical.  The Company is assessing the impact the adoption of the FSP will have on its financial position and results of operations.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated.  SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, or with respect to the Company’s fiscal year ending March 31, 2007. The implementation of SAB No. 108 did not have a material impact on the Company’s financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements.  The Company’s operations and financial results are subject to various risks and uncertainties associated with the airline industry.  See “Risk Factors” in Item 1A of Part II.

Overview

Mesaba

Since Mesaba filed for bankruptcy on the Petition Date, it has been focused on restructuring its labor and non-labor expenses to calibrate its cost structure to a fleet of 49 Saabs, which Northwest has dictated via its own bankruptcy.  Mesaba intends to use the bankruptcy process to return to profitability as a smaller, competitive low-cost supplier of regional flights.  Specifically, it intends to:

•                  Downsize its operations to adjust to the smaller fleet;

•                  Reduce its labor expenses in order to be competitive versus other regional carriers; and

•                  Lower its fixed expenses by 43%.

Fleet Reduction.  Following its bankruptcy filing, Northwest implemented various changes to Mesaba’s fleet.  Since September 14, 2005, Northwest has removed multiple aircraft from Mesaba’s fleet, and Mesaba anticipates that Northwest will terminate all the remaining aircraft, other than 49 Saabs, by the end of calendar 2006, subject to final lease negotiations between Northwest and its lessors.  As of September 30, 2006, Mesaba was operating nine Avros, 49 Saabs and one CRJ pursuant to the ASA.

Labor Costs Restructuring. Mesaba is working to achieve a reduction in annual labor costs sufficient to keep it competitive with other regional carriers through a combination of agreements negotiated with its employee labor groups and pay and benefit reductions from its management and hourly non-union employees.  On January 31, 2006, the Bankruptcy Court approved the tentative agreement reached between Mesaba and its dispatchers for the necessary reductions for a portion of its labor expenses.  Mesaba reached tentative agreements with its pilots, flight attendants and mechanics in late October 2006.  Each of these unions will vote to ratify its respective agreement; the ratification process is expected to conclude by the end of November 2006.  If the labor agreements are ratified, the new pay rates would become effective December 1, 2006.  There is no guarantee that the unions will vote to ratify the new contract terms.

Non-labor Cost Restructuring.  Mesaba plans to achieve non-labor cost reductions by eliminating excess facilities, eliminating Avro-related expenses, reducing vendor costs and reducing infrastructure to reflect the smaller fleet.

Big Sky

Big Sky has focused on growing its Beechcraft 1900D operation by bidding on additional EAS flying and seeking other opportunities to expand its fleet.  Specifically, it has expanded its Boise operation, serving Billings, Bozeman and Missoula, Montana, Pocatello, Idaho, Walla Walla, Washington and Jackson Hole, Wyoming.   It has also reached agreement to start a capacity purchase operation in Florida, beginning with two Beechcraft 1900D aircraft in the fall of 2006, and recently announced new service from Springfield, Illinois to Chicago Midway Airport starting in December 2006.  Although higher fuel expenses have impacted its profitability, Big Sky will continue throughout the fiscal year to explore ways to expand its operation to become profitable.

MAIR

Separately, MAIR will continue to explore additional growth opportunities in fiscal 2007 and will consider acquisitions to diversify both within and outside the airline industry.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 and 2005

The Company reported a consolidated net loss of $2.5 million or $0.12 per basic and diluted share for the quarter ended September 30, 2006, compared to a net loss of $25.5 million or $1.24 per basic and diluted share for the quarter ended September 30, 2005.  To allow for a more direct and meaningful comparison, Mesaba’s results of operations have been analyzed for the three months ended September 30, 2006 and 2005 excluding the deconsolidation of Mesaba from the Company’s consolidated financial statements as of the Petition Date.  Mesaba’s condensed financial statements on a stand-alone basis are presented in Note 12 of the accompanying Notes to Condensed Consolidated Financial Statements.

Mesaba

Mesaba’s operating statistics for the three months ended September 30 were as follows:

	2006	2005	% Change
Passengers	910,144	1,500,221	(39.3)%
Available seat miles (000s)	376,788	760,568	(50.5)%
Revenue passenger miles (000s)	250,543	515,432	(51.4)%
Load Factor	66.5%	67.8%	(1.9)%
Block hours flown	49,282	73,595	(33.0)%
Departures	36,477	53,190	(31.4)%
Revenue per ASM	$0.189	$0.144	31.3%
Cost per ASM	$0.205	$0.195	5.1%
Cost per ASM (excluding impairment and other charges)	$0.205	$0.150	36.7%
Aircraft in service (average)	61	98	(37.8)%

Mesaba Operating Revenues

Total operating revenues decreased 35.1% in the second quarter of fiscal 2007 to $71.2 million from $109.7 million in the prior year quarter.  The decrease was due primarily to a 22.2% reduction in Saab aircraft from 63 in the second quarter of fiscal 2006 to 49 in the second quarter of fiscal 2007 and a 74% reduction in Avro aircraft from 35 in the second quarter of fiscal 2006 to nine at the end of the second quarter of fiscal 2007. These reductions were modestly offset by one CRJ aircraft in operation at the end of the second quarter of fiscal 2007. As a result of these fleet reductions, Saab available seat miles (“ASM”) and Avro revenue block hours were significantly lower quarter-over-quarter. These decreases in revenue drivers for the Saab and Avro fleets reduced revenue by $9.3 million and $28.9 million, respectively, quarter-over-quarter. These reductions were offset slightly by the increased CRJ revenue of $2.1 million.  Ground handling revenue also decreased by $1.6 million, or 18.5%, due to the reduction of Avro departures and Pinnacle CRJ departures in Minneapolis/St Paul and Detroit.

Mesaba Operating Expenses

Total operating expenses decreased 47.8% to $77.2 million in the first quarter of fiscal 2007 from $148.0 million in the prior year quarter.  The quarter over quarter decrease is primarily due to the $34.0 million impairment charge in September 2005.  Excluding the impairment charge, expenses in the second quarter of fiscal 2007 decreased 32.3% over the prior year quarter.  The cost per ASM increased 4.6% to 20.5 cents in the second quarter of fiscal 2007 from 19.5 cents in the prior year quarter.  Excluding the impairment charge, the cost per ASM in the second quarter of fiscal 2007 increased 23.5% over the prior year quarter.  The following table compares components of operating cost per ASM for the three months ended September 30:

	Operating Expenses				Operating Cost Per ASM
	Three Months Ended				Three Months Ended
	September 30				September 30
	2006	2005	$ Change	% Change	2006		2005
Wages and benefits	$30,988	$38,264	$(7,276)	(19.0)%	8.2	¢	5.0	¢
Aircraft maintenance	14,083	22,032	(7,949)	(36.1)%	3.7		2.9
Aircraft rents	13,974	25,395	(11,421)	(45.0)%	3.7		3.3
Landing fees	1,977	2,495	(518)	(20.8)%	0.5		0.3
Insurance and taxes	1,580	1,681	(101)	(6.0)%	0.4		0.2
Depreciation and amortization	2,429	3,276	(847)	(25.9)%	0.6		0.4
Administrative and other	12,178	20,876	(8,698)	(41.7)%	3.4		4.5
Impairment and other charges	—	34,006	(34,006)	(100.0)%	0.0		2.9
	$77,209	$148,025	$(70,816)	(47.8)%	20.5	¢	19.5	¢

Wages and benefits were lower primarily due to necessary reductions in personnel levels to accommodate reduced fleet levels. Pilots’ wages decreased 22.0%, or $2.5 million; flight attendants’ wages decreased 32.9%, or $1.0 million; mechanics’ wages decreased 20.0%, or $0.6 million; and all other wages decreased 17.7%, or $2.3 million. Taxes and benefits decreased proportionately with wages.

Aircraft maintenance, excluding wages and benefits, decreased 36.1% to $14.1 million in the second quarter of fiscal 2007 from $22.0 million in the prior year quarter.  The reduction in maintenance expense was primarily driven by a $7.8 million decrease in Avro maintenance due to the reduced fleet.

Aircraft rents decreased 45.0% to $14.0 million in the second quarter of fiscal 2007 from $25.4 million in the prior year quarter.  This decrease was due to the reduction in the number of Saab and Avro aircraft quarter-over-quarter. These reductions were slightly offset by the CRJ aircraft rent.

Landing fees decreased 20.8% to $2.0 million in second quarter of fiscal 2007 from $2.5 million in the prior year quarter due to increased rates offset by reduced Saab flying.

Insurance and taxes decreased 6.0% to $1.6 million in the second quarter of fiscal 2007 from $1.7 million in the prior year quarter. The reduction in insurance and taxes was due to lower hull insurance on the reduced fleet and a reduced number of passengers, offset by a decrease in aircraft property tax reimbursement from Northwest.

Depreciation and amortization decreased 25.9% to $2.4 million in the second quarter of fiscal 2007 compared to $3.3 million in the prior year quarter.  The reduced depreciation expense is due to reduced capital spending over the last several years and reduced purchases of rotable and repairable parts due to the reduced fleet size.

Administrative and other expenses decreased 41.7% to $12.2 million in the second quarter of fiscal 2007 from $20.9 million in the prior year. Administrative and other expenses was down primarily due to reductions in outside services and aircraft training expense due to the CRJ certification in fiscal 2006, strike contingency costs due to the Northwest mechanics’ strike in fiscal 2006 and the elimination of management fees paid to MAIR in fiscal 2007.

Impairment and other charges of $34.0 million were recorded in the second quarter of fiscal 2006 as a result of the $31.9 million charge to establish a reserve on the unsecured prepetition receivables due from Northwest (net of certain offsetting liabilities) and the $2.1 million write-off of the warrants related to the prior airline services agreements.

Reorganization items totaled $3.2 million in the second fiscal quarter of 2007, which included $1.6 million of legal fees, $1.1 million of professional fees, outside consultant costs and other, $0.6 million of fixed asset write-offs and a $0.1 million reduction to the maintenance accrual.

Mesaba incurred fuel expenditures of $4.0 million, or 1.1 cents per ASM, in the second quarter of fiscal 2007, compared to $4.8 million or 0.6 cents per ASM in the first quarter of fiscal 2006.  In accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal vs. Net as an Agent, these costs are classified as a reduction from revenue in Mesaba’s condensed statements of operations.  Aircraft fuel decreased due to decreased flying.   Mesaba’s actual cost of fuel for the Saab aircraft, including taxes and pumping fees, was 83.5 cents per gallon for both periods.  Mesaba’s actual cost of fuel for the CRJs, including taxes and pumping fees, was 70 cents per gallon for both periods.  These prices are fixed under the terms of the ASA, thereby insulating Mesaba from fluctuations in the market price of fuel.  Northwest is responsible for all fuel for Mesaba’s Avro operations.

Big Sky

Big Sky’s operating statistics for the three months ended September 30 were as follows:

	2006	2005	% Change
Passengers	30,699	30,328	1.2%
Available seat miles (000s)	22,156	20,172	9.8%
Revenue passenger miles (000s)	9,081	8,714	4.2%
Load Factor	41.0%	43.2%	(5.1)%
Block hours flown	5,609	5,331	5.2%
Departures	5,717	5,672	0.8%
Revenue per ASM	$0.279	$0.256	9.0%
Cost per ASM	$0.318	$0.434	(26.7)%
Cost per ASM (excluding impairment and other charges)	$0.318	$0.310	2.6%
Aircraft in service (average)	10	10	0.0%

Big Sky Operating Revenues

Total operating revenues increased 19.8% to $6.2 million in the second quarter of fiscal 2007 from $5.2 million in the prior year quarter as a result of a 5.2% increase in block hours flown, a 21.8% increase in average fares and a 3.1% increase in EAS subsidies.

Fiscal 2007 included new service to Bozeman, Montana, Jackson Hole, Wyoming, Pocatello, Idaho and Walla Walla, Washington.  The additional EAS subsidy revenue is the result of a contract renewal for seven locations in Montana at higher rates per departure.  This was offset by the discontinuation of EAS funded service to Moses Lake, Washington effective September 3, 2006.

Big Sky Operating Expenses

Total operating expenses in the second quarter of fiscal 2007 decreased 19.6% to $7.0 million from $8.8 million in the prior year.  The quarter-over-quarter decrease is due to the $2.5 million goodwill impairment charge in the second quarter of fiscal 2006.  Excluding the impairment charge, second quarter of fiscal 2007 expenses increased 12.6% over the prior year quarter.  The following table compares components of the operating cost per ASM for the three months ended September 30:

	Operating Expenses				Operating Cost Per ASM
	Three Months Ended				Three Months Ended
	September 30				September 30
	2006	2005	$ Change	% Change	2006		2005
Wages and benefits	$2,280	$1,775	$505	28.5%	10.3	¢	8.8	¢
Aircraft fuel	1,516	1,254	262	20.9%	6.8		6.2
Aircraft maintenance	1,009	804	205	25.5%	4.6		4
Aircraft rents	453	570	(117)	(20.5)%	2.0		2.8
Landing fees	92	89	3	3.4%	0.4		0.4
Insurance and taxes	108	94	14	14.9%	0.5		0.5
Depreciation and amortization	176	226	(50)	(22.1)%	0.8		1.1
Administrative and other	1,411	1,442	(31)	(2.1)%	6.4		7.2
Impairment and other charges	—	2,503	(2,503)	(100.0)%	0.0		12.4
	$7,045	$8,757	$(1,712)	(19.6)%	31.8	¢	43.4	¢

Wages and benefits increased $0.5 million or 28.5% as a result of headcount increases for new service and contractual labor rate changes.

In the second quarter of fiscal 2007, Big Sky experienced a 20.9% increase in fuel expense due to an increase in the average price of jet fuel, from $1.96 per gallon for the second quarter of fiscal 2006 to $2.35 per gallon in the second quarter of fiscal 2007.

Aircraft maintenance rose $0.2 million or 25.5% due to heavy checks and fuel tank corrosion repairs in the second quarter of fiscal 2007.

The elimination of Metro aircraft resulted in a decrease in aircraft rents and depreciation expense.

MAIR

MAIR Operating Expenses

Total operating expenses in the second quarter of fiscal 2007 increased to $2.6 million from $0.1 million in the prior year quarter, primarily due to increased legal, professional and accounting fees of $0.9 million and increased insurance costs of $0.6 million. Operating expenses were lower in the second quarter of fiscal 2006 because the Company recorded a reduction to stock based compensation expense of $1.4 million due to the decline in the price of the Company’s common stock.

Consolidated Operating Loss

Operating losses for the second quarter in fiscal 2007 decreased to $3.4 million from $40.2 million in the prior year quarter.

Consolidated Nonoperating Income

Nonoperating income (net) increased to $1.2 million in the second quarter of fiscal 2007 from $1.1 million in the prior year quarter.

Consolidated Provision for Income Taxes

MAIR recorded a provision for income taxes of $0.3 million in the second quarter of fiscal 2007 compared to an income tax benefit of $13.6 million in the prior year quarter.  The tax provision in the second quarter resulted from finalizing the Company’s fiscal 2006 tax returns.  The Company continues to record a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets. Therefore, the Company’s net loss in the second quarter of fiscal 2007 was not reduced by any tax benefit.

Six Months Ended September 30, 2006 and 2005

The Company reported a consolidated net loss of $5.0 million or $0.24 per basic and diluted share for the six months ended September 30, 2006, compared to a net loss of $24.3 million or $1.18 per basic and diluted share for the six months ended September 30, 2005.  To allow for a more direct and meaningful comparison, Mesaba’s results of operations have been analyzed for the six months ended September 30, 2006 and 2005 excluding the deconsolidation of Mesaba from the Company’s consolidated financial statements on the Petition Date.  Mesaba’s condensed financial statements on a stand-alone basis are presented in Note 12 of the accompanying Notes to Condensed Consolidated Financial Statements.

Mesaba

Mesaba’s operating statistics for the six months ended September 30 were as follows:

	2006	2005	% Change
Passengers	2,047,553	3,001,266	(31.8)%
Available seat miles (000s)	885,925	1,526,586	(42.0)%
Revenue passenger miles (000s)	616,470	1,030,241	(40.2)%
Load Factor	69.8%	67.5%	3.4%
Block hours flown	103,655	145,329	(28.7)%
Departures	76,417	106,227	(28.1)%
Revenue per ASM	$0.175	$0.144	21.5%
Cost per ASM	$0.184	$0.169	8.9%
Cost per ASM (excluding impairment and other charges)	$0.184	$0.147	25.2%
Aircraft in service (average)	66	98	(32.7)%

Mesaba Operating Revenues

Total operating revenues decreased 29.7% in fiscal 2007 to $154.6 million from $219.9 million in the prior year period.  The decrease was due primarily to a 22.0% reduction in Saab aircraft from 63 aircraft in fiscal 2006 to 49 in the current period and a 74% reduction in Avro aircraft from 35 in fiscal 2006 to nine in the current period. These reductions were offset by one CRJ aircraft in operation at the end of the second quarter fiscal 2007. As a result of these fleet reductions, Saab ASMs and Avro revenue block hours were significantly lower for the first six months of fiscal 2007 versus the same period in fiscal 2006.  These decreases in revenue drivers for the Saab and Avro fleets reduced revenue by $18.8 million and $49.0 million period-over-period, respectively. These reductions were offset slightly by the increased CRJ revenue of $5.2 million.  Ground handling revenue also decreased by $2.4 million, or 15.4%, due to the reduction of Avro departures and Pinnacle CRJ departures in Minneapolis/St Paul and Detroit.

Mesaba Operating Expenses

Total operating expenses decreased 37.2% to $162.3 million in fiscal 2007 from $258.3 million in the prior year period.  The decrease is partially due to the $34.0 million impairment charge in September 2005.  Excluding the impairment charge, expenses in fiscal 2007 decreased over fiscal 2006 by 27.6%.  The cost per ASM increased 8.9% to 18.4 cents in fiscal 2007 from 16.9 cents in the prior year period.  Excluding the impairment charge, the cost per ASM in fiscal 2007 increased over fiscal 2006 by 29.6%.  The following table compares components of operating cost per ASM for the six months ended September 30:

	Operating Expenses				Operating Cost Per ASM
	Six Months Ended				Six Months Ended
	September 30				September 30
	2006	2005	$ Change	% Change	2006		2005
Wages and benefits	$64,477	$75,555	$(11,078)	(14.7)%	7.3	¢	4.9	¢
Aircraft maintenance	29,460	44,085	(14,625)	(33.2)%	3.3		2.9
Aircraft rents	31,379	50,631	(19,252)	(38.0)%	3.6		3.3
Landing fees	4,140	5,042	(902)	(17.9)%	0.5		0.3
Insurance and taxes	2,677	3,348	(671)	(20.0)%	0.3		0.2
Depreciation and amortization	4,983	6,854	(1,871)	(27.3)%	0.6		0.4
Administrative and other	25,168	38,777	(13,609)	(35.1)%	2.8		2.2
Impairment and other charges	—	34,006	(34,006)	(100.0)%	0.0		2.7
	$162,284	$258,298	$(96,014)	(37.2)%	18.4	¢	16.9	¢

Wages and benefits were lower, primarily due to the necessary reductions in personnel levels to accommodate the reduced fleet levels. Pilots’ wages decreased 19.4%, or $4.4 million; flight attendants’ wages decreased 26.9%, or $1.6 million; mechanics’ wages decreased 18.1%, or $1.0 million; and all other wages decreased 11.4%, or $2.9 million. Taxes and benefits decreased proportionately with wages.

Aircraft maintenance, excluding wages and benefits, decreased 33.2% to $29.5 million from $44.1 million in the prior year period.  The reduction in maintenance expense was driven by a $14.3 million decrease in Avro maintenance due to the reduced fleet.

Aircraft rents decreased 38.0% to $31.4 million from $50.6 million in the prior year period.  This decrease was due to the reduction in the number of Saab and Avro aircraft period-over-period. These reductions were slightly offset by the CRJ aircraft rent.

Landing fees decreased 17.9% to $4.1 million from $5.0 million period-over-period due to increased rates offset by reduced Saab flying.

Insurance and taxes decreased 20.0% to $2.7 million from $3.3 million period-over-period. The reduction in insurance and taxes was due to lower hull insurance on the reduced fleet and a reduced number of passengers, offset by a decrease in aircraft property tax reimbursement from Northwest.

Depreciation and amortization decreased 27.3% to $5.0 million from $6.9 million period-over-period.  The reduced depreciation expense is due to reduced capital spending over the last several years and reduced purchases of rotable and repairable parts due to the reduced fleet size.

Administrative and other expenses decreased 35.1% to $25.2 million from $38.8 million period-over-period. Administrative and other expenses was down primarily due to reductions in outside services and aircraft training expense due to the CRJ certification in fiscal 2006, strike contingency costs due to the Northwest mechanics’ strike in fiscal 2006 and the elimination of management fees paid to MAIR in fiscal 2007.

Impairment and other charges of $34.0 million were recorded in the second quarter of fiscal 2006 as a result of the $31.9 million charge to establish a reserve on the unsecured prepetition receivables due from Northwest (net of certain offsetting liabilities) and the $2.1 million write-off of the warrants related to the prior airline services agreements.

Reorganization items totaled $1.3 million in the first six months of fiscal 2007, which included $3.6 million of legal fees, $2.4 million of professional fees, outside consultant costs and other, and $1.6 million of fixed asset write-offs. These items were offset by a reduced maintenance accrual of $5.3 million and settlement of a damage claim of $1.0 million.

Mesaba incurred fuel expenditures of $8.1 million, or 0.9 cents per ASM, in fiscal 2007, compared to $9.5 million or 0.6 cents per ASM in the prior year period.  In accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal vs. Net as an Agent, these costs are classified as a reduction from revenue in Mesaba’s condensed statements of operations.  Aircraft fuel decreased due to decreased flying.   Mesaba’s actual cost of fuel for the Saab aircraft, including taxes and pumping fees, was 83.5 cents per gallon for both periods.  Mesaba’s actual cost of fuel for the CRJs, including taxes and pumping fees, was 70 cents per gallon for both periods.  These prices are fixed under the terms of the ASA, thereby insulating Mesaba from fluctuations in the market price of fuel.  Northwest is responsible for all fuel for Mesaba’s Avro operations.

Big Sky

Big Sky’s operating statistics for the six months ended September 30 were as follows:

	2006	2005	% Change
Passengers	60,268	56,555	6.6%
Available seat miles (000s)	44,341	37,311	18.8%
Revenue passenger miles (000s)	17,463	16,214	7.7%
Load Factor	39.4%	43.5%	(9.4)%
Block hours flown	11,189	9,932	12.7%
Departures	11,682	10,705	9.1%
Revenue per ASM	$0.276	$0.260	6.2%
Cost per ASM	$0.309	$0.378	(18.3)%
Cost per ASM (excluding impairment and other charges)	$0.309	$0.314	(1.6)%
Aircraft in service (average)	10	10	0.0%

Big Sky Operating Revenues

Total operating revenues increased 26.0% to $12.2 million in fiscal 2007 from $9.7 million in the prior year period as a result of a 12.7% increase in block hours flown, a 25.7% increase in average fares and a 7.9% increase in EAS subsidies.

Fiscal 2007 included new service to Bozeman, Montana, Jackson Hole, Wyoming, Pocatello, Idaho and Walla Walla, Washington.  The additional EAS subsidy revenue is the result of a contract renewal for seven locations in Montana at higher rates per departure.  The additional EAS revenue was offset by the discontinuation of EAS funded service to Moses Lake, Washington effective September 3, 2006.

Big Sky Operating Expenses

Total operating expenses in fiscal 2007 decreased 2.9% to $13.7 million from $14.1 million in the prior year period, due to the $2.5 million goodwill impairment charge recorded in fiscal 2006. Excluding the impairment charge, expenses in fiscal 2007 increased over fiscal 2006 by 18.1%, primarily due to increased flying period-over-period and the associated costs of new service.  The following table compares components of operating cost per ASM for the six months ended September 30:

	Operating Expenses				Operating Cost Per ASM
	Six Months Ended				Six Months Ended
	September 30				September 30
	2006	2005	$ Change	% Change	2006		2005
Wages and benefits	$4,417	$3,347	$1,070	32.0%	10.0	¢	9	¢
Aircraft fuel	2,967	2,212	755	34.1%	6.7		5.9
Aircraft maintenance	1,920	1,522	398	26.1%	4.3		4.1
Aircraft rents	906	999	(93)	(9.3)%	2.0		2.7
Landing fees	187	162	25	15.4%	0.4		0.4
Insurance and taxes	211	172	39	22.7%	0.5		0.5
Depreciation and amortization	349	446	(97)	(21.7)%	0.8		1.2
Administrative and other	2,751	2,752	(1)	(0.0)%	6.2		7.3
Impairment and other charges	—	2,503	(2,503)	(100.0)%	0.0		6.7
	$13,708	$14,115	$(407)	(2.9)%	30.9	¢	37.8	¢

Wages and benefits increased $1.1 million or 32.0%.  New service created additional staffing requirements in flight, maintenance and stations.  In addition, fiscal 2007 has seen an increase in workers’ compensation and healthcare insurance costs.

In fiscal 2007, Big Sky experienced a (32.0)% increase in fuel expense, partially due to an increase in the average price of jet fuel, from $1.96 per gallon for fiscal 2006 to $2.24 per gallon in fiscal 2007.

Aircraft maintenance increased $0.4 million, or 26.1%, period-over-period primarily due to heavy checks, fuel corrosion and propeller overhaul events.  Also, engine power-by-the-hour maintenance expense increased 12.7% in proportion with the block hour flying increase.

The elimination of Metro aircraft resulted in a decrease in aircraft rents and depreciation expense.

MAIR

MAIR Operating Expenses

Total operating expenses in fiscal 2007 increased to $5.8 million from $1.3 million in the prior year period primarily due to increased legal, professional and accounting fees of $3.1 million, increased insurance costs of $1.2 million and $0.2 million in bank charges related to the letter of credit supporting MAIR’s guaranty of Mesaba’s obligations for the Cincinnati/Northern Kentucky International Airport hangar.  Operating expenses were lower in fiscal 2006 because the Company recorded a reduction to stock based compensation expense of $1.4 million due to the decline in the price of the Company’s common stock.

Consolidated Operating Loss

Operating losses for fiscal 2007 decreased to $7.2 million from $41.1 million in the prior year period.

Consolidated Nonoperating Income

Nonoperating income (net) decreased to $2.5 million in fiscal 2007 from $3.9 million in the prior year period.  The decrease was primarily due to a $1.8 million arbitration settlement with an investment advisor in the prior year quarter, partially offset by increased interest income of $0.4 million resulting from higher interest rates.

Consolidated Provision for Income Taxes

MAIR recorded a provision for income taxes of $0.3 million for the six months ended September 30, 2006 compared to an income tax benefit of $13.0 million for the six months ended September 30, 2005.  The tax provision for the six months ended September 30, 2006 resulted from the Company finalizing its fiscal 2006 tax return.  The Company continues to record a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets. Therefore, the Company’s net loss in fiscal 2007 was not reduced by any tax benefit.

Liquidity and Capital Resources

Overview

Consolidated

Unrestricted cash, cash equivalents and investments decreased 14.8% to $94.3 million at September 30, 2006 from $110.7 million at March 31, 2006, primarily due to recording restricted cash of $13.1 million for MAIR’s establishment of a letter of credit supporting MAIR’s guaranty of Mesaba’s obligations for the hangar at the Cincinnati/Northern Kentucky International Airport.  The Company’s working capital decreased to $69.1 million at September 30, 2006 compared to working capital of $85.9 million at March 31, 2006.

Mesaba

Approximately $19.4 million, or 85.8%, of Mesaba’s net accounts receivable balance as of September 30, 2006 was due from Northwest.  The Northwest receivables consisted of $7.3 million in prepetition receivables as a result of offsetting prepetition liabilities and $12.2 million in post petition amounts due from Northwest.  As of October 31, 2006, Mesaba had collected $11.7 million of the September 30, 2006 postpetition balance from Northwest.  Although Northwest has been paying postpetition receivables due to Mesaba in the ordinary course of business since Northwest’s bankruptcy, Mesaba’s business is sensitive to events and risks affecting Northwest.  See previous bankruptcy discussions in Note 2 and risks related to Northwest and Northwest’s bankruptcy in Part II, Item 1A “Risk Factors.”  Mesaba’s future liquidity will depend on the outcome of its labor negotiations, obtaining debtor-in-possession financing and the reorganization plan it adopts, among other items.

Operating Activities

Consolidated

Net cash used in operating activities for the six months ended September 30, 2006 was $4.0 million, primarily due to a net loss of $5.0 million, depreciation and amortization of $0.4 million, decreases in accounts receivable of $0.9 million, income tax receivable of $0.4 million and prepaid expenses of $0.5 million.  These were offset by increases of $0.4 million in inventories and $0.6 million in accounts payable and other.

Mesaba

Net cash used in operating activities before reorganization items for the six months ended September 30, 2006 was $1.5 million, primarily due to a net loss of $9.0 million and a use of cash for accounts payable and other of $6.3 million.  The decreases in cash were offset by depreciation and amortization of $5.0 million, decreases in accounts receivable of $6.5 million and inventories of $2.8 million.

Reorganization Activities

Mesaba

Net cash used in reorganization activities for the six months ended September 30, 2006 was $6.0 million, primarily for legal and professional fees incurred related to Mesaba’s bankruptcy and reorganization.

Investing Activities

Consolidated

Net cash used in investing activities for the six months ended September 30, 2006 was $7.2 million.  The primary use of cash was for MAIR’s establishment of a $13.1 million letter of credit supporting MAIR’s guaranty of Mesaba’s obligations for the hangar at the Cincinnati/Northern Kentucky International Airport and purchases of property and equipment of $0.2 million.  These uses of cash were offset by net sales of investments of $6.1 million.

Mesaba

Net cash used in investing activities for the six months ended September 30, 2006 was $5.0 million.  The primary use of cash was for the net purchases of investments of $3.6 million, purchases of property and equipment for $1.3 million and $0.1 million for the funding of an irrevocable tax trust.

Financing Activities

Consolidated

Net cash provided by financing activities for the six months ended September 30, 2006 was $0.2 million primarily for MAIR’s intercompany payable to Mesaba for an insurance settlement received at MAIR.

Mesaba

Net cash used by financing activities for the six months ended September 30, 2006 was $0.5 million, consisting of $0.2 million for Mesaba’s receivable from MAIR for an insurance settlement received at MAIR and $0.3 million for a commitment fee for potential debtor-in-possession financing.

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

Mesaba

As Mesaba downsizes its fleet to a Saab-only operation, its reorganization plan will require significant reductions in labor and non-labor expenses.  Mesaba has also received a commitment from Marathon to provide debtor-in-possession financing; however, this commitment is subject to certain conditions, including Mesaba reaching a resolution with its labor unions.  If Mesaba is unable to meet the conditions to receive funds pursuant to its debtor-in-possession financing or is otherwise unable to generate sufficient cash for its reorganization during the third quarter of fiscal 2007, Mesaba could be forced into liquidation.

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

Mesaba’s condensed financial statements have been prepared in accordance with SOP 90-7, and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of post-petition liabilities in the ordinary course of business.  In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.  While operating as a debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code, in some cases, Mesaba may sell or otherwise dispose of assets, or liquidate and settle liabilities, for amounts other than those reflected in the condensed financial statements, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business.  Further, a plan of reorganization could materially change the amounts and classifications in the historical financial statements.

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

As discussed in Note 2, Mesaba’s Saab fleet has been reduced, and its Avro fleet will be eliminated by December 31, 2006.  As a result, Mesaba may require additional excess inventory reserves.  In future periods, Mesaba will appropriately revise its estimates as it becomes aware of new information.

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

As discussed in Note 2, there is a significant amount of uncertainty surrounding Northwest’s fleet plan.  As a general rule, Mesaba alters maintenance accruals on aircraft that are to be returned and reverses previously established reserves once the aircraft are no longer in service.  Due to Northwest’s and Mesaba’s bankruptcy proceedings, Mesaba has reversed maintenance accruals on the Avro fleet.  In future periods, Mesaba will appropriately revise its maintenance estimates as it becomes aware of new information.

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

Income Taxes – Significant management judgment is required in determining the provisions for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  For financial reporting purposes, a valuation allowance is recorded to offset deferred tax assets that, more likely than not, will not be realized based on the Company’s projected future taxable income, the timing of expiring net operating losses and the Company’s tax planning strategies.  During the fourth quarter of fiscal 2006, the Company recorded a full valuation allowance against its net deferred tax assets.  In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the Company to reverse its current full valuation allowance on all or a portion of the deferred tax assets.  This could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the net operating losses is completely utilized or expires unused.

Workers’ Compensation Insurance – Mesaba and Big Sky estimate the final cost of an on-the-job injury at the time of the injury to determine their workers’ compensation insurance reserves.  Mesaba and Big Sky use the services of their respective insurance carriers and outside brokers to assist in determining the reserve levels.  Injury severity, cost of care and the insurance contract affect the final estimate.  Management of Mesaba and Big Sky regularly review workers’ compensation activity with outside consultants for any changes in the workers’ compensation reserve.

Health and Dental Insurance – Mesaba estimates the amount of incurred but not reported health and dental claims to determine its health and dental insurance reserves.  Mesaba uses the service of its insurance carriers and outside brokers to assist in determining the reserve levels.  Historical claims experience claims severity and cost of care affect the ultimate cost and ultimate reserves recorded.  Management of Mesaba regularly reviews health and dental claims activity with outside consultants for any changes in the health and dental insurance reserve.  MAIR and Big Sky purchase health and dental insurance and, therefore, do not make estimates for health and dental claims.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The accounting provisions of FIN 48 will be effective for the Company beginning April 1, 2007. The Company is in the process of determining what effect, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning April 1, 2008. The Company is assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the FASB issued the FSP that reduces the number of acceptable methods of accounting for planned major maintenance activities. Under the FSP, Mesaba would be required to change its method of accounting for some planned maintenance activities for certain aircraft types.  The FSP will be effective for the Company beginning April 1, 2007 and requires retrospective application to all financial statements presented unless doing so is impractical.  The Company is assessing the impact the adoption of the FSP will have on its financial position and results of operations.

In September 2006, the SEC issued SAB No. 108. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated.  SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, or with respect to the Company’s fiscal year ending March 31, 2007. The implementation of SAB No. 108 did not have a material impact on the Company’s financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s principal market risks are the availability and price of jet fuel and changes in interest rates.

Aircraft Fuel

The Company believes that Mesaba’s arrangements for fuel with Northwest assure an adequate supply of fuel for current and future operations, provided that Northwest does not experience a supply shortage.  As a part of the ASA, Northwest bears the economic risk of fuel price fluctuations for Mesaba’s Saab and CRJ fuel requirements, as the fuel price for Mesaba’s Saabs is fixed at 83.5 cents per gallon, and the fuel for Mesaba’s CRJ is fixed at 70 cents per gallon.  The ASA also requires Northwest to provide all fuel at its expense to support Mesaba’s Avro operations.  Big Sky is subject to fluctuations in fuel prices.  A hypothetical 10% increase in the March 31, 2006 cost per gallon of fuel, assuming projected fiscal 2007 usage at Big Sky, would result in an increase to aircraft fuel expense of approximately $0.6 million in fiscal 2007.  As of September 30, 2006, Big Sky had no fuel hedges in place for fiscal 2007.

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short- and long-term investments.  If interest rates were to decrease by 100 basis points for a full year, based on the Company’s cash equivalents, short-term and long-term investments balance at September 30, 2006, the Company’s interest income would decrease by approximately $1.1 million.

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

As of September 30, 2006, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.

Changes in Internal Controls

During the quarter ended September 30, 2006, there were no changes in internal controls over financial reporting that had a material effect on internal control over financial reporting or were reasonably likely to have a material effect on internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Mesaba Bankruptcy

On the Petition Date, Mesaba filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Minnesota.  The Bankruptcy Court is administering Mesaba’s case under the caption “In re Mesaba Aviation, Inc., dba Mesaba Airlines, Case No. 05/39258(GFK).”  Mesaba continues to operate its business and manage its property as a debtor-in-possession pursuant to the Bankruptcy Code.  As a result of the Chapter 11 filing, attempts to collect, secure or enforce remedies with respect to prepetition claims against Mesaba are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code, including the Mesaba litigation described below.

Saab Leasing Litigation

In 2002, Saab Leasing filed a declaratory judgment action against Mesaba relating to 20 340A aircraft leased by Mesaba.  In 2003, the District Court declared that the term sheet relating to the leases for the 340A aircraft was a binding preliminary agreement requiring Mesaba to negotiate in good faith toward the execution of long-term agreements for each of the 340A aircraft.  Although Mesaba appealed this ruling, while the appeal was pending, Saab Leasing (relying on the District Court’s declaratory judgment ruling) filed a separate action in the District Court alleging approximately $35 million in damages for past due and future aircraft lease obligations.  While the damages action was pending, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court’s declaratory judgment ruling.  On July 6, 2006, the District Court in the damages action granted Mesaba’s motion for partial summary judgment, ruling that Saab Leasing is not eligible to receive damages for the majority of its claims against Mesaba.  Because the potential damages for the remaining claim against Mesaba are not significant, Mesaba has not established any accrual with regard to this litigation within its condensed financial statements.

Creditors’ Committee Litigation

Pursuant to the Bankruptcy Code, Mesaba’s Creditors’ Committee initiated an investigation of transactions between MAIR and Mesaba, including the payment of dividends and management services fees from Mesaba to MAIR.  In response to this investigation, and to end public speculation regarding the dividends and payments, MAIR filed a complaint with the Bankruptcy Court requesting a declaratory judgment that the dividends and fees paid by Mesaba to MAIR were wholly proper and appropriate under law.  In its complaint, MAIR asserted facts to demonstrate that each payment and dividend MAIR received from Mesaba was appropriate under applicable law, occurred in the ordinary course of Mesaba’s business, that Mesaba was solvent at the time it made each payment and dividend, and that Mesaba remained solvent and able to pay its obligations after each payment or dividend to MAIR.  On October 11, 2006, Mesaba’s Creditors’ Committee filed an answer and counterclaim against MAIR, alleging that certain payments from Mesaba to MAIR were fraudulent under Minnesota law and federal bankruptcy law.  The Creditors’ Committee’s counterclaim asserted approximately $16 million in damages.  Additionally, the Creditors’ Committee challenged MAIR’s proof of claim filed in Mesaba’s bankruptcy proceedings and requested that it be disallowed or subordinated.

Other Litigation Matters

Mesaba and Big Sky are also defendants in various lawsuits arising in the ordinary course of business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, it is the opinion of Mesaba’s and Big Sky’s management, based on current information and legal advice, that the ultimate disposition of these suits will not have a material adverse effect on the separate financial statements of Mesaba or Big Sky or the consolidated financial statements of the Company as a whole.  Additionally, any lawsuit filed against Mesaba prior to the Petition Date is subject to the automatic stay.  If and when these cases proceed, the amount of any damages award to the plaintiffs would be deemed unsecured prepetition claims against Mesaba.

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

Mesaba has received a commitment from Marathon to provide $24 million of debtor-in-possession financing.  In September 2006, the Bankruptcy Court approved the debtor-in-possession financing to Mesaba.  However, the disbursement of the funds to Mesaba is contingent upon certain occurrences, including Mesaba reaching a resolution with its labor unions.  Mesaba has reached tentative agreements with its pilots, flight attendants and mechanics, but there is no guarantee that these unions will ratify the tentative agreements.  If Mesaba is unable to meet all of the lender’s contingencies, Mesaba will not be able to draw on the financing.  In such event, Mesaba could run out of cash and be forced into liquidation.

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

In order for Mesaba to emerge from bankruptcy, the Bankruptcy Court must approve a reorganization plan for Mesaba.  The reorganization plan will be subject to a vote by certain classes of creditors, including Mesaba’s secured and unsecured creditors.  The Bankruptcy Court will generally not approve a reorganization plan unless all impaired classes of creditors vote to accept the plan; however, Mesaba may elect to invoke certain provisions of the Bankruptcy Code in order to obtain confirmation of the plan over the vote of  a dissenting class of creditors.  In addition to the voting requirements for confirmation, Mesaba will have to satisfy other provisions of the Bankruptcy Code in order to confirm its reorganization plan, including showing that the plan is feasible.  If Mesaba is unable to meet these confirmation requirements, it may be unable to emerge from bankruptcy.

If MAIR is unable to find an alternate sublessee for Mesaba’s Cincinnati/Northern Kentucky Airport facility, MAIR may incur additional expense related to the bonds associated with the initial financing of the facility.

Mesaba currently leases a facility at the Cincinnati/Northern Kentucky International Airport, but vacated the facility and ceased making the required lease payments on it in November 2005.  MAIR unconditionally guaranteed full and prompt payment of the ground lease and the bonds associated with the initial financing of the facility.  In accordance with this guaranty, MAIR has made the required bond and ground lease payments due since November 2005.  In April 2006, in exchange for the bondholders forbearing acceleration of the bonds, MAIR delivered a $13.1 million letter of credit to the bondholders to assure payment of the bonds.  As of September 30, 2006, MAIR recorded a $4.0 million liability with respect to the lease and guaranty, which assumed that the facility would remain vacant until March 31, 2008, during which time MAIR would continue to make the bond and lease payments, and that thereafter MAIR would be able to sublease the facility at a 20% discount.  If MAIR is unable to find an alternate sublessee for the facility, MAIR may be required to record an additional expense.

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

Part of Mesaba’s bankruptcy strategy is to achieve labor cost savings, the threat of which could cause slowdowns or other labor unrest by Mesaba’s labor unions or hamper Mesaba’s ability to emerge from bankruptcy.

Mesaba has been engaged in negotiations with all of its unions to address the need for contracts that are consistent with changing company and industry conditions.  To that end, Mesaba filed a motion with the Bankruptcy Court requesting authorization to reject its labor contracts.  Following protracted court proceedings that began at the end of fiscal 2006, on October 16, 2006, the Bankruptcy Court authorized Mesaba to rejects its CBAs.  Additionally, on October 23, 2006, the Bankruptcy Court enjoined the unions from striking or engaging in other work stoppages if Mesaba imposes new contract terms.  The unions have vowed to appeal the decision enjoining them from engaging in self help.  If the unions are successful on appeal, they will have the right to strike and engage in other work stoppages, which would have a material adverse effect on Mesaba’s business, financial condition and results of operations.

Mesaba reached tentative agreements with its pilots, flight attendants and mechanics in late October 2006.  Each of these unions will now vote to ratify its respective agreement; the ratification process is expected to conclude by the end of November 2006.  Assuming ratification occurs, the new pay rates would take effect on December 1, 2006.  There is no guarantee that the unions will vote to ratify their agreements.  If Mesaba is not able to obtain such ratification and reach consensual deals with its unions, it may be unable to emerge from bankruptcy.

MAIR is engaged in litigation with Mesaba’s Creditors’ Committee and a negative outcome to such litigation could have a material adverse effect on MAIR.

Certain provisions of the Bankruptcy Code allow a debtor-in-possession to recover transfers of cash or other property that were made prior to the debtor’s bankruptcy filing.  As a result, one of the traditional duties of an official committee of unsecured creditors appointed in a bankruptcy case is to examine transactions between a debtor-in-possession and its affiliates.  In Mesaba’s bankruptcy case, the Creditors’ Committee requested the right to review various documents concerning transactions between MAIR and Mesaba, including the payment of dividends from Mesaba to MAIR, and to take depositions in order to understand these transactions.  In order to address any questions about the relationship between MAIR and Mesaba, MAIR entered into an agreed protective order with the Creditors’ Committee to voluntarily provide documents explaining the relationship between MAIR and Mesaba and to provide witness testimony concerning the documents provided.   MAIR believes all dividends paid by Mesaba were appropriate and in compliance with the requirements of the Minnesota Business Corporation Act.  To that end,

MAIR filed a declaratory judgment action requesting an order that the dividends and other payments from Mesaba to MAIR were legal and appropriate.  In response, the Creditors’ Committee filed a counterclaim alleging that the cash payments were fraudulent under Minnesota law and federal bankruptcy law.  Any negative outcome to this lawsuit could have a material adverse effect on the financial condition and results of operations of MAIR.

Mesaba has experienced a high attrition rate in its accounting, finance and information technology departments, and if Mesaba is unable to replace individuals in these areas, Mesaba’s internal control over financial reporting may be adversely affected.

Since the Petition Date, Mesaba has experienced resignations of key personnel in the accounting and SEC reporting functions as well as the information technology area, which provides technical support to the finance department.  Additionally, Mesaba has begun to implement company-wide staff reductions and a reorganization of its operations.  Mesaba has added contract workers and consultants as temporary replacements of the key personnel who have resigned, and Mesaba expects that it will be able to continue to engage consultants and other temporary replacements for these positions in the near future.  However, if Mesaba is not able to successfully attract qualified permanent employees to fill these key positions, Mesaba’s internal control over financial reporting could be adversely affected.

Risks Related to Mesaba’s Relationship with Northwest

Mesaba is dependent on its relationship with Northwest as its major customer, and the loss of this relationship would substantially harm the Company’s financial results.

During fiscal 2006, Northwest accounted for 94.8% of Mesaba’s operating revenues.  Additionally, Mesaba consistently carries a receivable due from Northwest between $11 million and $15 million that is not collateralized.  Due to Northwest’s missed payments prior to and following its bankruptcy filing, Mesaba recorded an impairment charge to reflect the receivable due from Northwest, net of certain offsetting liabilities, through September 13, 2005, the date of Northwest’s bankruptcy filing.  Mesaba’s future success will depend upon Northwest’s ability to successfully restructure through bankruptcy.  Further, Northwest’s bankruptcy has effectively placed Mesaba’s contracts with Northwest at risk, as Northwest has the option to assume or reject or renegotiate each of such contracts in connection with its bankruptcy proceedings.

Mesaba is currently continuing to operate flights for Northwest, but the exact nature of Mesaba’s future relationship with Northwest may not be known until such time as Northwest adopts its bankruptcy reorganization plan.  As of September 30, 2006, Northwest had removed 26 Avros, 14 Saabs and one CRJ from Mesaba’s fleet.  In January 2006, Northwest advised Mesaba that the remaining Avros operated by Mesaba will be removed by the end of December 2006.  Finally, Northwest issued a request for proposal for flying up to 126 CRJs and notified Mesaba that if it is not awarded any additional CRJs, Northwest will remove the remaining CRJ operated by Mesaba.  Mesaba intends to compete to operate the additional CRJs.  However, Mesaba also expects that its competitors, many with greater financial resources, will also seek to operate such aircraft.    As of September 30, 2006, Mesaba was operating nine Avros, 49 Saabs and one CRJ pursuant to the ASA.  If Northwest rejects the ASA or negotiates a new ASA (and such renegotiation does not include a waiver by Mesaba of its claims against Northwest), the prepetition amounts owed to Mesaba would remain an unsecured claim, and Mesaba would likely receive only a small percentage of the amounts owed to it, and even then would only receive such amounts after a plan of reorganization is approved by Northwest’s bankruptcy court.

Northwest has not guaranteed that it will grow Mesaba’s regional fleet, and Northwest could opt to operate new regional aircraft with its own new subsidiary or utilize other regional airlines.

With a few exceptions, the ASA does not prohibit Northwest from contracting with other regional airlines to provide the same services that Mesaba currently provides.  Northwest currently has an airline services agreement with Pinnacle, and Pinnacle serves many of the same cities as Mesaba.  Northwest has issued a request for proposal for the operation of up to 126 CRJs (the total number of CRJs that were operated by Mesaba and Pinnacle combined), and Northwest’s subsidiary, Compass, or any other regional airlines, could ultimately operate regional aircraft for Northwest.  Additionally, subject to its bankruptcy court’s approval, Northwest has placed orders with both Bombardier and Embraer for 70-seat regional jets, with delivery beginning in 2007.  As Northwest determines its post-bankruptcy fleet plan, it could choose to expand its agreement with Pinnacle in competition with Mesaba, contract with other regional airlines or replace one or both of its current regional airline partners with Compass.

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

Mesaba performs various ground handling services for Northwest, Pinnacle and other airlines at Minneapolis, Detroit and certain other airport locations.  The ground handling business is highly competitive, and airlines are constantly reviewing their cost structures to locate the most cost-effective ground handling providers.  Mesaba does not have long-term agreements with Northwest or Pinnacle. If Northwest or Pinnacle terminate Mesaba’s ground handling services, Mesaba’s financial results would be materially affected, both through a loss of revenue and increased transition expenses.

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

Airlines are subject to extensive regulatory and legal requirements that involve significant compliance costs that can result in increased costs for passengers and the airline.  The Federal Aviation Administration, DOT and Transportation Security Administration periodically propose additional laws, regulations, taxes and airport fees and charges.  Such measures could have the effect of raising ticket prices, reducing revenue, increasing costs or reducing demand for air travel.  Mesaba and Big Sky expect to continue incurring expenses to comply with existing and future regulations.  Moreover, if either Mesaba or Big Sky fails to comply with applicable regulations, they may be subject to sanctions, including the following:

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

Sales of a large number of shares of the Company’s common stock or the availability of a large number of shares for sale could adversely affect the market price of the Company’s common stock.  As of September 30, 2006, the Company had 20,591,840 shares of common stock outstanding.  Several of the Company’s shareholders own substantial blocks of the Company’s common stock.  Additionally, along with the shares of stock it currently owns, Northwest could own an additional large block of the Company’s common stock upon exercise of its warrant.  In connection with the ASA, the Company entered into a registration rights agreement to register the shares of stock owned by Northwest (including those shares underlying its warrant).  The registration statement has not been filed, and will likely not be filed until a final resolution is reached with respect to the ASA.  Nevertheless, following any registration, future sales of those shares, or future sales of other large blocks of the Company’s common stock that are already registered, could substantially depress the Company’s stock price.

Any future exercise of the warrant by Northwest could substantially dilute the Company’s common stock.

As of September 30, 2006, Northwest held a warrant exercisable for an aggregate of 4,112,500 shares of the Company’s common stock at an exercise price of $8.74 per share.  To date, this warrant has not vested, and it will not begin to vest until Northwest delivers a total of 15 CRJs to Mesaba.  In such event, the Company and Northwest may also renegotiate the terms of the warrant.  If and when the warrant does vest, holders of the Company’s common stock could experience substantial ownership dilution if Northwest elects to exercise the warrant.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 16, 2006, the Company held its 2006 annual meeting of shareholders, at which Paul F. Foley, James A. Lee and Robert C. Pohlad were reelected as directors of the Company to serve until 2009.  The shareholders also ratified the appointment of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2007.  Mr. Foley received 18,830,962 votes for his reelection and 1,080,466 votes against his reelection; Mr. Lee received 18,857,869 votes for his reelection and 1,053,559 votes against his reelection; Mr. Pohlad received 18,831,315 votes for his reelection and 1,080,113 votes against his reelection.  There were 18,908,131 votes cast for ratification of Deloitte & Touche LLP, 999,216 votes cast against ratification, 4,081 abstentions and no broker non-votes.

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

MAIR Holdings, Inc.

Dated: November 8, 2006	By:	/s/ Robert E. Weil
Robert E. Weil Vice President, Chief Financial Officer and Treasurer (principal financial officer and an authorized signatory)