Form 10-Q
period 2006-12-31
MAIR HOLDINGS INC
filed 2007-02-08
CIK 835768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2006
Common Stock, par value $.01 per share	20,591,840

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

Undue reliance should not be placed on the Company’s forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond the Company’s control.  The Company’s forward-looking statements are based on the information currently available and speak only as of the date on which this report was filed with the United States Securities and Exchange Commission (the “SEC”).  Over time, actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by the Company’s forward-looking statements, and such differences might be significant and materially adverse to the Company’s shareholders.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAIR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	December 31	March 31
	2006	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,599	$47,135
Short-term investments	38,534	44,117
Accounts receivable, net of reserve of $43 and $33	2,708	3,043
Income taxes receivable	—	941
Inventories, net	1,111	589
Prepaid expenses and deposits	1,928	2,611
Total current assets	86,880	98,436

PROPERTY AND EQUIPMENT:
Flight equipment	768	650
Other property and equipment	1,515	1,401
Less: Accumulated depreciation and amortization	(832)	(628)
Net property and equipment	1,451	1,423

NONCURRENT ASSETS:
Investment in Mesaba Aviation, Inc.	—	—
Long-term investments	16,109	19,484
Other intangible assets, net	2,108	2,413
Restricted cash	13,110	—
Other assets, net	197	186
	$119,855	$121,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,436	$2,745
Intercompany payable to Mesaba Aviation, Inc. (Note 1)	3,059	54
Accrued liabilities:
Payroll	1,244	1,421
Deferred income	691	716
Other current liabilities	8,475	7,635
Total current liabilities	15,905	12,571

OTHER NONCURRENT LIABILITIES	995	772
Total liabilities	16,900	13,343

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, no specified par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 20,591,840 shares issued and outstanding	206	206
Paid-in capital	69,844	69,546
Accumulated other comprehensive income (loss)	43	(176)
Retained earnings	32,862	39,023
Total shareholders’ equity	102,955	108,599
	$119,855	$121,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2006	2005	2006	2005
OPERATING REVENUES:
Passenger	$3,544	$17,625	$11,004	$225,280
Freight and other	2,408	3,622	7,174	25,556
Total operating revenues	5,952	21,247	18,178	250,836
OPERATING EXPENSES:
Wages and benefits	2,842	7,647	8,148	86,105
Aircraft fuel	1,144	1,329	4,111	3,541
Aircraft maintenance	845	3,371	2,765	48,978
Aircraft rents	453	4,195	1,359	55,825
Landing fees	75	480	262	5,684
Insurance and taxes	319	876	1,678	4,690
Depreciation and amortization	176	611	535	7,920
Administrative and other	2,533	5,039	8,969	45,029
Impairment and other charges	—	4,759	—	41,268
Total operating expenses	8,387	28,307	27,827	299,040
Operating loss	(2,435)	(7,060)	(9,649)	(48,204)
NONOPERATING INCOME (EXPENSE):
Interest income and other	1,330	685	3,889	2,800
Interest expense	(16)	(18)	(50)	(50)
Arbitration settlement	—	—	—	1,800
Nonoperating income, net	1,314	667	3,839	4,550
Loss before (provision) benefit for income taxes	(1,121)	(6,393)	(5,810)	(43,654)

(PROVISION) BENEFIT FOR INCOME TAXES	(10)	2,269	(351)	15,227
Loss before equity in loss of Mesaba Aviation, Inc.	(1,131)	(4,124)	(6,161)	(28,427)

EQUITY IN LOSS OF MESABA AVIATION, INC., net of tax	—	(334)	—	(334)

NET LOSS	$(1,131)	$(4,458)	$(6,161)	$(28,761)

NET LOSS PER SHARE:
Loss per common share - basic	$(0.05)	$(0.22)	$(0.30)	$(1.40)
Loss per common share - diluted	$(0.05)	$(0.22)	$(0.30)	$(1.40)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,592	20,592	20,592	20,581
Diluted	20,592	20,592	20,592	20,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	December
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,161)	$(28,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of Mesaba Aviation, Inc.	—	334
Depreciation and amortization	535	7,920
Amortization of deferred credits	(81)	(789)
Stock-based compensation	298	(1,444)
Amortization of investment (discounts) premiums	(983)	568
Deferred income taxes	202	(12,785)
Provision for loss associated with Northwest bankruptcy filing	—	31,900
Impairment and other charges	—	9,368
Changes in current operating items:
Accounts receivable	335	(35,150)
Income taxes receivable	941	—
Inventories	(522)	(1,377)
Prepaid expenses and deposits	683	(1,996)
Accounts payable and other	756	13,808
Net cash used in operating activities	(3,997)	(18,404)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(31,138)	(51,271)
Sales of investments	40,984	112,774
Purchases of property and equipment	(233)	(6,183)
Increase in restricted cash	(13,110)	(6,921)
Net cash (used in) provided by investing activities	(3,497)	48,399

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of other noncurrent liabilities	(47)	(101)
Proceeds from issuance of common stock	—	114
Tax refund received payable to Mesaba Aviation, Inc. (Note 1)	3,005	—
Net cash provided by financing activities	2,958	13

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,536)	30,008

NET DECREASE IN CASH AND CASH EQUIVALENTS FROM DECONSOLIDATION OF MESABA AVIATION, INC.	—	(12,479)

CASH AND CASH EQUIVALENTS:
Beginning of year	47,135	57,968

End of year	$42,599	$75,497

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid (refund received) during period for:
Interest	$44	$33
Income taxes	$(6,549)	$(1,203)

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

Since the Petition Date, intercompany balances between MAIR and Mesaba have not been eliminated.  As of December 31, 2006 and March 31, 2006, MAIR had an intercompany payable to Mesaba of $3.1 million and $0.1 million, respectively, and Mesaba had equal intercompany amounts receivable from MAIR.  During the quarter ended December 31, 2006, MAIR received $5.5 million in tax refunds related to net operating loss carryback claims for fiscal 2006 and 2005, of which $3.1 million is payable to Mesaba in accordance with the Company’s tax sharing agreement. It is anticipated that this amount will be reconciled (including consideration of the January 2005 tax settlement discussed in Note 3) after Mesaba’s plan of reorganization is approved by the United States Bankruptcy Court for the District of Minnesota (the “Bankruptcy Court”).

As discussed in Note 2, Mesaba filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the Bankruptcy Court on the Petition Date. Mesaba is operating its business as a debtor-in-possession pursuant to the Bankruptcy Code and filed a plan of reorganization on January 22, 2007, under which Mesaba will exit bankruptcy as a wholly-owned operating subsidiary of Northwest Airlines, Inc. (“Northwest”) (see Note 3).  Mesaba’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of postpetition liabilities in the ordinary course of business.

Due to Mesaba’s bankruptcy and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, MAIR deconsolidated Mesaba’s financial results effective as of the Petition Date.  As a result, Mesaba’s assets and liabilities have been removed from the Company’s condensed consolidated balance sheets as of the Petition Date and through December 31, 2006 (see Note 2).  Mesaba’s results of operations have been removed from the Company’s condensed consolidated results of operations and cash flows since the Petition Date, but continue to be included in such condensed consolidated financial statements for periods prior to the Petition Date.

MAIR has accounted for Mesaba’s financial results under the equity method of accounting since the Petition Date.  In accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, at March 31, 2006, MAIR evaluated whether its investment in Mesaba had experienced an other-than-temporary impairment.  MAIR’s evaluation utilized a market and income approach, including a discounted cash flow analysis.  After analyzing Mesaba’s actual losses in fiscal 2006, Mesaba’s projected losses in fiscal 2007 as it transitioned to a Saab-only operation, Mesaba’s five-year Saab business plan and Mesaba’s liabilities subject to compromise as of March 31, 2006, MAIR concluded that its remaining investment in Mesaba had experienced an other-than-

temporary impairment.  Accordingly, effective March 31, 2006, MAIR recorded an $8.9 million impairment charge to write off its remaining equity investment in Mesaba.

During the nine months ended December 31, 2006 Mesaba reported a net loss of $39.8 million.  MAIR did not record any additional losses in Mesaba that would make MAIR’s equity investment in Mesaba negative due to MAIR not having any further obligations to fund any of Mesaba’s additional losses.

The provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, (“SOP 90-7”), apply to Mesaba’s financial statements while Mesaba operates under the provisions of Chapter 11.  SOP 90-7 does not change the application of GAAP in the preparation of financial statements.  However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  See Note 13 for the condensed financial statements of Mesaba presented in accordance with SOP 90-7 on a stand-alone basis as of December 31, 2006 and March 31, 2006 and for the three and nine months ended December 31, 2006 and 2005.

Business

Mesaba

Mesaba operates as a regional carrier providing scheduled passenger service as Mesaba Airlines/Northwest Airlink and Mesaba Airlines/Northwest Jet Airlink under a ten-year omnibus Airline Services Agreement (“ASA”) with Northwest, dated August 29, 2005.  On January 22, 2007, MAIR and Mesaba announced that they had reached definitive agreements with Northwest to allow Mesaba to exit bankruptcy as a wholly-owned operating subsidiary of Northwest (see Note 3).  In the interim, the ASA continues to govern Mesaba’s operation of Saab 340 jet-prop aircraft (“Saabs”) and Canadair regional jets (“CRJs”).  As of December 31, 2006, Mesaba was operating 49 Saabs and one CRJ, all of which are subleased from Northwest.  As of December 31, 2006, Mesaba served 72 cities in the United States and Canada from Northwest’s hub airports located in Minneapolis/St. Paul, Detroit and Memphis.

The ASA provides for incentive payments from Northwest to Mesaba based on achievement of certain operational goals on a semi-annual basis.  Such incentives totaled $0.3 million for each the three months ended December 31, 2006 and 2005.  Incentives totaled $1.8 million and $2.5 million for the nine months ended December 31, 2006 and 2005, respectively, and are included in passenger revenues in Mesaba’s condensed statements of operations (see Note 13).

Approximately $18.7 million, or 86.1%, and $25.7 million, or 88.1%, of the respective December 31, 2006 and March 31, 2006 net accounts receivable balances in Mesaba’s condensed balance sheets were due from Northwest and were not collateralized (see Note 13).  Approximately 92.4% and 94.7% of Mesaba’s operating revenue recognized for the three months ended December 31, 2006 and 2005, respectively, was from Northwest.  Approximately 93.8% and 95.2% of Mesaba’s operating revenue recognized for the nine months ended December 31, 2006 and 2005, respectively, was from Northwest.  Accounts payable owed to Northwest by Mesaba, primarily for ground handling, was $4.0 million as of December 31, 2006 and $4.2 million as of March 31, 2006.  Mesaba paid Northwest $4.3 million and $4.8 million for ground handling and other services for the three months ended December 31, 2006 and 2005, respectively.  Mesaba paid Northwest $15.5 million and $11.7 million for ground handling and other services for the nine months ended December 31, 2006 and 2005, respectively.

There are other significant related party transactions and balances between Northwest and Mesaba disclosed throughout the Notes to Condensed Consolidated Financial Statements.  Northwest’s failure to make timely payment of amounts owed to Mesaba would have a material adverse effect on Mesaba’s operations, financial position and cash flows.

Big Sky

Big Sky operates as a regional air carrier based in Billings, Montana, providing scheduled passenger, freight, express package and charter services.  As of December 31, 2006, Big Sky provided scheduled air service to 20 communities in Montana, Colorado, Idaho, Illinois, Oregon, Washington and Wyoming.  Big Sky operates daily scheduled flights providing interline and online connecting services and local market services.  Big Sky also has code-sharing agreements with Alaska Airlines, Horizon Air, US Air and Northwest, where its services are marketed jointly with those air carriers for connecting flights.  In the fall of 2006, Big Sky also started a capacity purchase operation in Florida, beginning with one Beechcraft 1900D aircraft.  Additionally, in December 2006, Big Sky began service from Springfield, Illinois to Chicago Midway Airport.

Big Sky participates in the Essential Air Service (“EAS”) program with the Department of Transportation (“DOT”).  The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the United States that could not otherwise economically justify that service based on their passenger traffic.  The DOT pays EAS subsidies for each departure in a covered market.  During the three months ended December 31, 2006 and 2005, Big Sky recognized revenue from EAS subsidies of $1.9 million and $2.0 million, respectively. During the nine months ended December 31, 2006 and 2005, Big Sky recognized revenue from EAS subsidies of $6.2 million and $6.0 million, respectively.

Recent Developments

In December 2006, Delta Airlines, Inc. (“Delta”) announced that it had selected Big Sky to operate up to eight Beechcraft 1900D aircraft for Delta between Boston and various cities in the northeast United States.  Big Sky and Delta are currently negotiating the terms of their agreement, and Big Sky expects to begin the Delta operations in April 2007.  However, there can be no assurance that Big Sky and Delta will be able to reach a satisfactory agreement.

Big Sky has been awarded a two year contract from the DOT to provide EAS service between Massena, Ogdensburg and Watertown, New York to Boston, Massachusetts.  This service is scheduled to begin in April 2007, and would be a part of Big Sky’s Delta operations.

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

At the time of Northwest’s bankruptcy filing on September 14, 2005, Mesaba estimated that Northwest owed Mesaba approximately $31.9 million under the ASA and related agreements, net of amounts that Mesaba owed to Northwest under these agreements.  After analyzing the collectibility of the prepetition receivables due to Mesaba from Northwest, the Company concluded that it was necessary to establish a reserve of $31.9 million for amounts that Mesaba may not ultimately collect from Northwest.  As of March 31, 2006, Mesaba updated its reserve balance to $29.1 million, based on revised estimates of $36.4 million owed by Northwest to Mesaba and $7.3 million owed by Mesaba to Northwest.  Mesaba maintained the above reserve as of December 31, 2006.

MAIR’s and Mesaba’s Proofs of Claim Against Northwest

On August 16, 2006, MAIR and Mesaba each filed their respective proofs of claim in Northwest’s bankruptcy proceedings.  MAIR filed a proof of claim for approximately $31.7 million, plus other unliquidated amounts.  The amount of MAIR’s claim reflects the capital contribution Northwest required MAIR to make to Mesaba prior to Northwest’s bankruptcy and certain costs MAIR has incurred due to Northwest’s missed payments to Mesaba and Mesaba’s subsequent bankruptcy.  Mesaba filed a proof of claim for $252.8 million.  Mesaba’s proof of claim is primarily based on breach of contract with respect to the ASA.  Neither MAIR nor Mesaba has recorded any amount within its respective financial statements related to the claims due to the significant uncertainty as to what amount, if any, might ultimately be collected from Northwest.

As part of the agreement to transfer ownership of Mesaba to Northwest upon Mesaba’s exit from bankruptcy (see Note 3), Northwest has agreed to allow a $145 million claim by Mesaba in Northwest’s bankruptcy case.  If Northwest’s bankruptcy court enters an order allowing the $145 million claim, Mesaba will release all other claims against Northwest on the date that the agreement between Mesaba and Northwest closes, which is expected to be the date of confirmation of Mesaba’s plan of reorganization.

In connection with MAIR’s separate agreement with Northwest (see Note 3), MAIR has agreed that, on the date of closing of its purchase of Northwest’s stock of MAIR, MAIR and Northwest will execute a mutual release of claims against each other, which will include MAIR’s proof of claim filed against Northwest.

Mesaba Bankruptcy Filing

Northwest’s missed payments to Mesaba and Northwest’s decision to cease CRJ deliveries to Mesaba, to ground the entire fleet of Avro RJ85 regional jets (“Avros”), and to reduce Saab flying by 11 aircraft adversely affected Mesaba.  Specifically, Mesaba determined that due to Northwest’s failure to make the September 12, 2005 payment, the deductions taken by Northwest against subsequent payments and the reduced revenues Mesaba would receive because of the fleet and schedule changes dictated by Northwest, Mesaba could not sustain its operations outside of court protection under Chapter 11 of the Bankruptcy Code.  As a result, on the Petition Date, Mesaba filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code.  Mesaba continues to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.  In general, as a debtor-in-possession, Mesaba is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

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

As Northwest has received approval from its bankruptcy court for rejection of aircraft head leases, Mesaba has made a similar request for approval from its Bankruptcy Court to reject the corresponding subleases.  Northwest negotiated agreements with its head lessors to provide for the orderly return to the head lessors of all of Mesaba’s Avro aircraft by December 31, 2006.  With the Bankruptcy Court’s approval, Mesaba executed similar agreements with Northwest to allow for those same Avro aircraft to be returned to Northwest.  As a result, Mesaba was operating a fleet of 49 Saab aircraft and one CRJ aircraft as of December 31, 2006, all of which are subleased from Northwest.

Under Section 365 of the Bankruptcy Code, Mesaba may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions.  Mesaba’s original Section 365 deadline related to real estate leases was December 12, 2005, which has since been extended to the earlier of the effective date of Mesaba’s plan of reorganization or April 13, 2007.  In general, if Mesaba rejects an executory contract or unexpired lease, it is treated as a prepetition breach of the lease or contract in question and, subject to certain exceptions, relieves Mesaba of performing any future obligations.  However, such a rejection entitles the lessor or contract counterparty to a prepetition general unsecured claim for damages caused by such deemed breach and, accordingly, the counterparty may file a claim against

Mesaba for such damages.  As a result, liabilities subject to compromise of $81.1 million reported in Mesaba’s condensed balance sheet as of December 31, 2006 (see Note 13) are likely to change in the future as a result of damage claims created by Mesaba’s rejection of various executory contracts and unexpired leases.  Generally, if Mesaba assumes an executory contract or unexpired lease, Mesaba is required to cure existing defaults under such contract or lease as a condition to such assumption.

The bar date for non-governmental entities to file proofs of claim against Mesaba was February 28, 2006 (the “Bar Date”).  Proofs of claim aggregating $237.8 million were filed as of December 31, 2006.  Mesaba’s management and bankruptcy counsel have reviewed and assessed these proofs of claim to eliminate duplicative claims and claims without merit, as well as to adjust the amounts of certain proofs of claim based on management’s estimate of the likelihood that the claim will be allowed by the Bankruptcy Court.  During the quarter ended December 31, 2006, Mesaba reached new collective bargaining agreements with all of its unions.  As part of the agreements, the unions were allowed claims totaling $22.7 million based on the present value of the wages and benefits concessions contained within the unions’ agreements.  As of December 31, 2006, Mesaba estimated the value of the allowable claims at $81.1 million.  See Note 13 for further discussion of Mesaba’s liabilities subject to compromise.

Pursuant to Mesaba’s request for debtor-in-possession financing, Mesaba received a commitment letter from Marathon Structured Finance Fund, L.P. (“Marathon”) to provide debtor-in-possession financing.  On September 20, 2006, the Bankruptcy Court entered an order authorizing the debtor-in-possession financing with Marathon.  Mesaba has not drawn on the debtor-in-possession financing, and Mesaba does not expect to need such financing prior to its exit from bankruptcy.  However, as disclosed in Mesaba’s plan of reorganization, Mesaba will be required to pay a termination fee of $0.4 million to Marathon to terminate the financing agreement.

To successfully emerge from Chapter 11, the Bankruptcy Court must confirm Mesaba’s plan of reorganization filed on January 22, 2007.  There can be no assurance that the Bankruptcy Court will confirm Mesaba’s plan of reorganization or that it will be implemented successfully.

3.              Subsequent Events

Northwest Agreements

On January 22, 2007, MAIR announced that both it and Mesaba had reached definitive agreements with Northwest.  First, Mesaba executed a Stock Purchase and Reorganization Agreement (the “SPRA”) with Northwest, under which Mesaba will exit bankruptcy as a wholly-owned operating subsidiary of Northwest.  Under the SPRA, Northwest will allow a claim of $145 million by Mesaba in Northwest’s bankruptcy case.  On January 30, 2007, the Bankruptcy Court approved a forward contract between Mesaba and Goldman Sachs Credit Partners L.P., (“Goldman”) under which Goldman agreed to pay approximately $125 million for the $145 million claim.  This sale will become final when Northwest’s bankruptcy court enters an order allowing the $145 million claim and Mesaba’s bankruptcy court confirms Mesaba’s plan of reorganization.  Mesaba currently estimates that the implementation of its plan of reorganization will result in approximately $90 to $100 million of allowed claims against its bankruptcy estate.  If Mesaba’s estimate is correct, MAIR expects that after all distributions are made in accordance with Mesaba’s plan of reorganization, it could receive approximately $30 to $50 million, including its proof of claim and its equity position in Mesaba’s bankruptcy estate. The SPRA also provides that Mesaba and Northwest will execute a mutual release of claims against each other.

Mesaba filed its plan of reorganization with its bankruptcy court on January 22, 2007 to implement the terms of the SPRA.  Under the plan of reorganization, Mesaba will release all claims it may have against MAIR, including MAIR’s litigation with Mesaba’s Creditors’ Committee.  Mesaba’s plan of reorganization provides that Mesaba’s current equity will be cancelled, and new equity will be issued to Northwest.  Mesaba expects that its plan of reorganization will be confirmed by the end of May 2007, at which time Northwest will own Mesaba.  The confirmation of the plan of reorganization is contingent upon both Northwest’s and Mesaba’s bankruptcy courts approving the SPRA.  Each of MAIR, Mesaba and the creditors’ committee supports the SPRA and Mesaba’s plan of reorganization. The Company expects that if Northwest’s bankruptcy court approves the SPRA and allows the $145 million claim by Mesaba, Mesaba’s Bankruptcy Court will confirm the plan of reorganization.

Separately, also on January 22, 2007, MAIR and Northwest entered into a Stock Purchase Agreement (the “SPA”) under which MAIR will purchase from Northwest all of the MAIR common stock that Northwest currently owns, consisting of approximately 5.7 million shares, for an aggregate purchase price of $6.25 per share, or approximately $35 million.  MAIR will pay approximately $24 million of the aggregate purchase price, or $4.25 per share, upon the initial closing of the transaction, which is expected to occur prior to April 15, 2007.  MAIR will pay the remaining purchase price, approximately $11 million or $2.00 per share, on the earlier of the date upon which MAIR receives at least $25 million in equity distributions from Mesaba’s bankruptcy estate or nine months from the execution of the SPA.  Certain defined “acceleration events,” such as a merger or asset sale involving MAIR, the liquidation of MAIR or the acquisition by another party of 40% or more of MAIR’s stock, would obligate MAIR to pay the remaining purchase price earlier.  Northwest’s warrant to purchase 4.1 million shares of MAIR’s stock will also terminate upon closing of the SPA.

The SPA also addressed MAIR’s and Northwest’s obligations in connection with Mesaba’s bankruptcy.  First, Northwest agreed to assign to MAIR, at the closing of the SPRA, Northwest’s $7.3 million claim in Mesaba’s bankruptcy.  The SPRA requires Mesaba to allow the $7.3 million claim by Northwest, and Mesaba’s plan of reorganization includes a provision allowing such claim.  Additionally, Northwest will allow Mesaba, upon closing of the SPRA, to use up to $4.5 million to satisfy certain contracts to be assumed by Mesaba in its bankruptcy proceedings, thereby reducing the claim pool in Mesaba’s bankruptcy estate.  Northwest and MAIR will execute a mutual release of all claims against each other, including MAIR’s bankruptcy claim against NWA.  Finally, MAIR agreed to provide its consent to allow Mesaba to sign the SPRA and to file its plan of reorganization.  The closing of the SPA is not contingent upon the closing of the SPRA.

Both agreements must be approved by the bankruptcy courts overseeing, separately, the Northwest and Mesaba bankruptcy proceedings.

Tax Settlement

On January 24, 2007, MAIR and the Internal Revenue Service (“IRS”) reached a settlement regarding Mesaba’s accounting for per diem allowances during fiscal years 2001 through 2004.  Under the settlement agreement MAIR agreed to pay the IRS $1.7 million in taxes and interest for reclassification of per diem amounts.  The settlement resulted in an additional $0.2 million of tax expense at Mesaba in the third quarter of fiscal 2007.  The Company had previously recorded a reserve for the remainder of the $1.7 million.

4.              Intangible Assets

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

Intangible assets and related accumulated amortization were as follows, in thousands:

	December 31, 2006			March 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Indefinite-lived intangible assets:
Air carrier certificate	$925		$925	$925		$925
Amortizable intangible asset:
Pilot labor contract	2,840	(1,657)	1,183	2,840	(1,352)	1,488
	$3,765	($1,657)	$2,108	$3,765	($1,352)	$2,413

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

As of December 31, 2006 and March 31, 2006, cash, cash equivalents, short-term and long-term investments totaled $97.2 million (excluding $13.1 million in restricted cash for the letter of credit supporting MAIR’s guaranty of Mesaba’s obligations for the hangar at the Cincinnati/Northern Kentucky International Airport) and $110.7 million, respectively.

Amortized cost, gross unrealized gains and losses and fair value of short- and long-term investments classified as securities available for sale were as follows, in thousands:

	December 31, 2006	March 31, 2006
Amortized cost	$54,658	$63,761
Gross unrealized gains	34	4
Gross unrealized losses	(49)	(164)
Fair value	$54,643	$63,601

For the three and nine months ended December 31, 2006 and 2005, the Company’s gross realized gains and losses were insignificant.

At December 31, 2006 and March 31, 2006, Mesaba’s amortized cost and fair value of short- and long-term investments classified as securities available for sale was $9.1 million and $10.0 million, respectively, of which $4.8 million and $4.5 million, respectively, was pledged as collateral for letters of credit.  This amount is restricted and has been classified within “Long-term investments” in Mesaba’s condensed balance sheets.  For the three and nine months ended December 31, 2006 and 2005, Mesaba’s gross unrealized gains and losses were insignificant.

6.              Nonoperating Income

In the first quarter of fiscal 2006, the Company recognized $1.8 million as nonoperating income as a result of a favorable arbitration settlement with a former investment advisor.

7.              Income Taxes

Consolidated

SFAS No. 109, Accounting for Income Taxes, requires the Company to consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for its deferred tax assets is needed.  Future realization of the deferred tax assets for existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward periods available under the tax law.

The Company has performed such an analysis, and a full valuation allowance was provided at the end of fiscal 2006.  The Company continues to record a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.  Therefore, the Company’s net loss for the three and nine months ended December 31, 2006 was not reduced by any tax benefit.  The Company recorded a tax provision of $0.4 million for the nine months ended December 31, 2006 as a result of finalizing the Company’s fiscal 2006 tax return.   The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Mesaba

Mesaba performed an analysis of the recoverability of its deferred tax assets in accordance with SFAS No. 109, and a full valuation allowance was provided at the end of fiscal 2006.  Mesaba continues to record a valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.  Mesaba’s net

loss for the three months ended December 31, 2006 was not reduced by any tax benefit.   During the nine months ended December 31, 2006, Mesaba recorded a tax provision of $0.4 million for federal and state items.  Mesaba will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

In the event that Mesaba experiences a change in ownership, as defined by Internal Revenue Code Section 382, upon emergence from bankruptcy the annual usage of the remaining tax attributes, primarily net operating losses that were generated prior to the change in ownership, could be substantially limited. The Company expects this limitation to apply once Northwest owns Mesaba.  The amount of the limitation, if any, will be determined at the time of Mesaba’s emergence from bankruptcy (see Note 3).

8.              Stock-Based Compensation

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:  risk-free interest rate, stock price volatility and expected life.  The Company establishes the risk-free interest rate using the U.S. Treasury yield curve as of the grant date.  The estimated expected term is consistent with the simplified method identified in SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, for share-based awards granted during the nine months ended December 31, 2006.  The simplified method calculates the expected term as the average of the vesting and contractual terms of the award.  The expected volatility assumption is set based primarily on historical volatility.  For options granted, the Company amortizes the fair value on a straight-line basis over the vesting period of the options.

For the three months ended December 31, 2006, SFAS 123R’s fair value method has resulted in additional expense in the amount of $0.1 million related to stock options.  For the nine months ended December 31, 2006, the adoption of SFAS 123R’s fair value method resulted in additional expense in the amount of $0.3 million related to stock options.  These amounts are included in the “Wages and benefits” caption in the accompanying condensed consolidated statements of operations for the three and nine months ended December 31, 2006.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123R.  As the Company currently has no excess tax benefits related to SFAS 123R, its adoption has not affected the Company’s condensed consolidated statement of cash flows. The impact of adopting SFAS 123R on future results will depend on, among other things, levels of stock options granted in the future, actual forfeiture rates and the timing of option exercises.

A summary of stock option activity since the Company’s most recent fiscal year end is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding at March 31, 2006	1,559,176	$6.87
Granted	45,000	5.62
Exercised	—	—
Forfeited	(22,500)	7.66
Outstanding at December 31, 2006	1,581,676	6.82	4.37	$1,166
Options exercisable at December 31, 2006	1,431,676	6.75	3.97	$1,096

The aggregate intrinsic value of options outstanding at December 31, 2006 is calculated as the difference between the exercise price of the underlying option and the market price of the common stock.

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

For the three and nine months ended December 31, 2006, SFAS 123R’s fair value method has resulted in an expense of $0.4 million related to the SARs.  These amounts have been included in the “Wages and benefits” caption in Mesaba’s condensed statements of operations for the three and nine months ended December 31, 2006.  The impact of adopting SFAS 123R on future results will depend on, among other things, levels of SARs granted in the future, actual forfeiture rates and the timing of SAR exercises.

Upon adoption on April 1, 2006, in accordance with SFAS 123R, Mesaba also recorded $0.5 million for the cumulative effect of a change in accounting principle during the first quarter of fiscal 2007 as a result of valuing SARs under the fair value method.

A summary of Mesaba’s SAR activity since March 31, 2006 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding at March 31, 2006	680,000	$9.23
Granted	—	—
Exercised	—	—
Forfeited	(125,000)	9.34
Outstanding at December 31, 2006	555,000	9.21	7.26	$—
SARs exercisable at December 31, 2006	380,610	9.25	7.25	$—

The aggregate intrinsic value of SARs outstanding at December 31, 2006 was zero.  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying SARs and the market price of the common stock.

Mesaba used the following assumptions to estimate the fair value of the SARs:

	December 31, 2006	September 30, 2006	June 30, 2006
Risk-free interest rate	4.7%	4.7%	5.1%
Expected volatility	43.7%	36.6%	46.4%
Expected term (years)	8	8	8
Expected dividend yield	0.0%	0.0%	0.0%

Mesaba expects to terminate its SAR plan when it exits from bankruptcy.  MAIR has no obligation to fund payments that may be due to SAR holders.

Unrecognized Compensation

As of December 31, 2006, the Company had $0.4 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under all equity compensation plans.  Total unrecognized compensation will be adjusted for future changes in estimated forfeitures.  The Company expects to recognize the cost over a weighted average period of two years.

As of December 31, 2006, Mesaba had $0.6 million of total unrecognized compensation cost related to non-vested SARs compensation arrangements granted under the SAR plans.  Total unrecognized compensation will be adjusted for future changes in estimated forfeitures.

Pro Forma Results

Prior to April 1, 2006, the Company accounted for share-based payments using the intrinsic value method prescribed by APB 25 and SFAS 123. Under APB 25, if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. Because the Company’s stock options were granted with exercise prices at the market price of the underlying stock on the date of grant, no compensation expense had been recognized under APB 25. The following table illustrates the effect on net income and earnings per share assuming the compensation costs for the Company’s stock option plan had been recorded in the three and nine months ended December 31, 2005 based on the fair value method under SFAS 123R, in thousands:

	Three Months Ended	Nine Months Ended
	December 31, 2005	December 31, 2005
Net income as reported	$(4,458)	$(28,761)

Add: Stock-based employee compensation expense (reduction) included in reported net income, net of related tax effects	—	(957)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(123)	(473)
	$(4,581)	$(30,191)
Loss per share - basic
As reported	$(0.22)	$(1.40)
Pro forma	$(0.22)	$(1.47)

Loss per share - diluted
As reported	$(0.22)	$(1.40)
Pro forma	$(0.22)	$(1.47)

9.              Earnings Per Share

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

The following table reconciles the number of shares utilized in the condensed consolidated earnings (loss) per share calculations for the periods ended December 31, in thousands:

	Three Months Ended		Nine Months Ended
	December 31, 2006		December 31, 2006
	2006	2005	2006	2005
Net loss	$(1,131)	$(4,458)	$(6,161)	$(28,761)
For earnings per share - basic:
Weighted average number of issued shares outstanding	20,592	20,592	20,592	20,581
Effect of dilutive securities:
Computed shares outstanding under stock option plans utilizing the treasury stock method	—	—	—	—
Computed shares outstanding under warrants issued utilizing the treasury stock method	—	—	—	—
For earnings per share - diluted:
Weighted average common and potentially dilutive common shares outstanding	20,592	20,592	20,592	20,581

Loss per share - basic	$(0.05)	$(0.22)	$(0.30)	$(1.40)
Loss per share - diluted	$(0.05)	$(0.22)	$(0.30)	$(1.40)

Antidilutive options and warrants	1,537	5,680	1,582	4,553

10.       Consolidated Comprehensive Loss

The following table presents the calculation of comprehensive loss.  The components of comprehensive loss for the periods ended December 31 were as follows, in thousands:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2006	2005	2006	2005
Net loss	$(1,131)	$(4,458)	$(6,161)	$(28,761)
Unrealized gains on investments classified as available for sale, net of tax in fiscal 2005	11	117	219	232
Comprehensive loss	$(1,120)	$(4,341)	$(5,942)	$(28,529)

11.       Segment Information

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

Operating segment information for Mesaba, Big Sky and MAIR were as follows, in thousands:

	Mesaba	Big Sky	MAIR	Eliminations	Consolidated
Three Months Ended December 31, 2006:
Operating revenues	$60,489	$5,952	$58	$(60,547)	$5,952
Operating expenses	66,033	6,525	1,920	(66,091)	8,387
Depreciation and amortization	2,158	170	6	(2,158)	176
Interest expense	86	117	—	(187)	16
Reorganization items, net	25,491	—	—	(25,491)	—
Income (loss) before income taxes and Mesaba cumulative effect of change in accounting principle	(30,753)	(692)	(429)	30,753	(1,121)
Capital expenditures	366	33	10	(366)	43
At end of period:
Current assets	62,257	3,987	87,767	(67,131)	86,880
Total assets	89,028	7,706	132,355	(109,234)	119,855
Current liabilities	43,110	8,863	11,916	(47,984)	15,905
Total shareholders’ equity (deficit)	(36,897)	(2,152)	120,439	21,565	102,955
Three Months Ended December 31, 2005:
Operating revenues	$102,708	$5,296	$134	$(86,891)	$21,247
Operating expenses	98,207	6,504	7,382	(83,786)	28,307
Depreciation and amortization	2,718	230	4	(2,341)	611
Interest expense	—	112	—	(94)	18
Reorganization items, net	3,156	—	—	(3,156)	—
Income (loss) before income taxes	1,635	(1,320)	(6,500)	(208)	(6,393)
Capital expenditures	1,823	156	—	—	1,979
At end of period:
Current assets	104,970	4,332	105,229	(102,787)	111,744
Total assets	151,956	9,833	181,257	(166,561)	176,485
Current liabilities	58,713	9,761	8,042	(63,796)	12,720
Total shareholders’ equity (deficit)	48,531	(811)	173,215	(58,053)	162,882
Nine Months Ended December 31, 2006:
Operating revenues	$215,107	$18,178	$175	$(215,282)	$18,178
Operating expenses	228,317	20,233	7,769	(228,492)	27,827
Depreciation and amortization	7,141	519	16	(7,141)	535
Interest expense	86	356	—	(392)	50
Reorganization items, net	26,816	—	—	(26,816)	—
Income (loss) before income taxes and Mesaba cumulative effect of change in accounting principle	(38,970)	(2,405)	(3,405)	38,970	(5,810)
Capital expenditures	1,596	223	10	(1,596)	233
Nine Months Ended December 31, 2005:
Operating revenues	$322,595	$14,998	$3,126	$(89,883)	$250,836
Operating expenses	356,505	20,619	8,694	(86,778)	299,040
Depreciation and amortization	9,572	676	13	(2,341)	7,920
Interest expense	—	265	—	(215)	50
Reorganization items, net	3,156	—	—	(3,156)	—
Income (loss) before income taxes	(36,334)	(5,808)	1,304	(2,816)	(43,654)
Capital expenditures	7,123	544	20	(1,504)	6,183

12.       Commitments and Contingencies

Saab Leasing Litigation

In 2002, Fairbrook Leasing, Inc., Lambert Leasing, Inc. and Swedish Aircraft Holdings AB (“Saab Leasing”) filed a declaratory judgment action against Mesaba relating to 20 Saab 340A (“340A”) aircraft leased by Mesaba.  In 2003, the District Court declared that the term sheet relating to the leases for the 340A aircraft was a binding preliminary agreement requiring Mesaba to negotiate in good faith toward the execution of long-term agreements for each of the 340A aircraft.  Although Mesaba appealed this ruling, while the appeal was pending, Saab Leasing (relying on the District Court’s declaratory judgment ruling) filed a separate action in the District Court alleging approximately $35 million in damages for past due and future aircraft lease obligations.  While the damages action was pending, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court’s declaratory judgment ruling.  On July 6, 2006, the District Court in the damages action granted Mesaba’s motion for partial summary judgment, ruling that Saab Leasing is not eligible to receive damages for the majority of its claims against Mesaba.  Because the potential damages for the remaining claim against Mesaba are not significant, Mesaba has not established any accrual with regard to this litigation within its condensed financial statements.  In the event Saab Leasing appeals the District Court’s decision following Mesaba’s exit from bankruptcy, Mesaba’s bankruptcy estate will be required to fund any litigation expenses and any amounts that may be due to Saab Leasing if the District Court’s ruling is reversed.  Any such payments by Mesaba’s bankruptcy estate would ultimately reduce the distribution MAIR is entitled to receive from the estate.

Creditors’ Committee Litigation

Pursuant to the Bankruptcy Code, Mesaba’s Creditors’ Committee initiated an investigation of transactions between MAIR and Mesaba, including the payment of dividends and management services fees from Mesaba to MAIR.  In response to this investigation, and to end public speculation regarding the dividends and payments, MAIR filed a complaint with the Bankruptcy Court requesting a declaratory judgment that the dividends and fees paid by Mesaba to MAIR were wholly proper and appropriate under law.  In its complaint, MAIR asserted facts to demonstrate that each payment and dividend MAIR received from Mesaba was appropriate under applicable law, occurred in the ordinary course of Mesaba’s business, that Mesaba was solvent at the time it made each payment and dividend, and that Mesaba remained solvent and able to pay its obligations after each payment or dividend to MAIR.  On October 11, 2006, Mesaba’s Creditors’ Committee filed an answer and counterclaim against MAIR, alleging that certain payments from Mesaba to MAIR were fraudulent under Minnesota law and federal bankruptcy law.  The Creditors’ Committee’s counterclaim asserted approximately $16 million in damages.  Additionally, the Creditors’ Committee challenged MAIR’s proof of claim filed in Mesaba’s bankruptcy proceedings and requested that it be disallowed or subordinated.  Mesaba’s plan of reorganization provides that, upon the confirmation of the plan of reorganization, Mesaba will release all claims it and its bankruptcy estate has against MAIR, including this litigation.  MAIR has not established any accrual with regard to this litigation because MAIR believes that if such litigation were to proceed, MAIR has valid defenses to the Creditors’ Committee’s claims.

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

Guaranty

Mesaba currently leases a hangar facility at the Cincinnati/Northern Kentucky International Airport.  MAIR has unconditionally guaranteed full and prompt payment of the ground lease and the bonds associated with the initial financing of the facility.  In October 2005, following its bankruptcy filing, Mesaba vacated the facility.  As of December 31, 2006, Mesaba had not rejected the leases for this facility in its bankruptcy proceedings.  In accordance with its guaranty, MAIR has been making the required ground and facilities lease payments of $0.1 million per month since November 2005.  Additionally, on February 15, 2006, MAIR received notice that UMB Bank, N.A. (“UMB”), the trustee for the bondholders, declared MAIR’s liability for all sums to be immediately due and payable.  On April 18, 2006, MAIR entered into an agreement with UMB under which UMB agreed to forbear acceleration of MAIR’s guaranty obligations in exchange for MAIR delivering a letter of credit in the amount of $13.1 million to secure the payment of the obligations owed by MAIR to UMB.

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

UMB may draw on the letter of credit upon the occurrence of an event of default under its agreement with MAIR, including if MAIR fails to make any payment when due to UMB, if MAIR fails to provide evidence that the letter of credit has been renewed annually (or if MAIR fails to renew the letter of credit), if UMB receives notice from First

Interstate Bank of the bank’s intent not to renew the letter of credit, if the bonds become subject to mandatory redemption, if MAIR fails to comply with the terms of its agreement with UMB or if MAIR commits any event of default under its guaranty of Mesaba’s bond obligations.  The cash supporting the letter of credit was classified as “Restricted cash” on the Company’s consolidated balance sheet at December 31, 2006.

Because Mesaba vacated the hangar in October 2005 and MAIR is the guarantor of the facility, MAIR has been seeking other sublessors to lease the facility.  As of March 31, 2006, MAIR had a $4.8 million accrual related to this guaranty, which assumed that the facility will remain vacant through March 31, 2008, during which time MAIR would continue to make bond and lease payments, and that thereafter MAIR would be able to sublease the facility at a 20% discount.  Mesaba’s plan of reorganization contemplates Mesaba rejecting the lease associated with the facility.  MAIR has requested that the bondholders and airport authority consent to MAIR entering into an identical lease, thus allowing MAIR to continue seeking a sublessor.  If the airport authority and bondholders do not consent to a new lease, Mesaba’s rejection may result in a mandatory redemption event under which the bondholders would likely draw on the letter of credit.  In such event, and in connection with its guaranty, MAIR may also be required to continue making ground lease payments to the airport authority.  MAIR will continue to negotiate with the airport regarding MAIR’s ability to continue seeking sublessees for the facility.  In the event MAIR loses its rights to the facility, MAIR believes any future payments due to the airport under the guaranty would be reduced by any rent the airport receives for the facility.  As of December 31, 2006, the balance of the accrual recorded by MAIR was $3.7 million.  MAIR continues to reassess this reserve as material developments occur.

Other Guarantees

Mesaba has letters of credit to guarantee certain obligations, principally for workers’ compensation policies, airport leases and other obligations, which totaled $4.6 million and $4.1 million as of December 31, 2006 and March 31, 2006, respectively.  There were no amounts drawn on these letters of credit during fiscal 2007 or 2006.  As collateral for these letters of credit, Mesaba had $4.8 million and $4.5 million in cash held in an investment account as of December 31, 2006 and March 31, 2006, respectively.  This amount is restricted and has been classified within “Long-term investments” in Mesaba’s condensed balance sheets.

In February 2005, Big Sky obtained a revolving line of credit in the principal amount of $0.3 million from First Interstate Bank of Billings.  In March 2006, the principal amount available under the line increased to $0.4 million.  The line of credit requires a variable interest rate based on the prime rate published in the Wall Street Journal.  At December 31, 2006, the rate was 8.25%.  The line of credit is collateralized by Big Sky’s inventory, accounts receivable and equipment and is scheduled to mature in March 2007.

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

MESABA AVIATION, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED BALANCE SHEETS

(in thousands)

(Unaudited)

	December 31	March 31
	2006	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,807	$20,718
Short-term investments	4,248	3,262
Restricted cash	7,019	6,782
Accounts receivable, net of reserves of $29,794 and $29,755	21,670	29,181
Income taxes receivable	110	3,288
Inventories, net	5,490	9,001
Prepaid expenses and deposits	6,385	5,998
Property and equipment held for sale (A)	4,469	—
Intercompany receivable from MAIR Holdings, Inc. (Note 1)	3,059	54
Total current assets	62,257	78,284

PROPERTY AND EQUIPMENT:
Flight equipment	70,189	95,357
Other property and equipment	41,831	41,373
Less: Accumulated depreciation and amortization	(91,335)	(104,198)
Net property and equipment	20,685	32,532

NONCURRENT ASSETS:
Long-term investments	4,836	6,761
Other assets, net	1,250	864
	$89,028	$118,441

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$6,788	$8,638
Accrued liabilities:
Payroll	13,730	14,666
Maintenance	10,354	17,250
Deferred income	1,655	2,962
Other current liabilities	10,583	9,468
Total current liabilities	43,110	52,984

OTHER NONCURRENT LIABILITIES	1,724	2,547
Total liabilities not subject to compromise	44,834	55,531

LIABILITIES SUBJECT TO COMPROMISE (B)	81,091	59,973
Total liabilities	125,925	115,504

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDER’S EQUITY (DEFICIT):
Paid-in capital	48,255	48,255
Accumulated other comprehensive income (loss)	1	(13)
Accumulated deficit	(85,153)	(45,305)
Total shareholder’s equity (deficit)	(36,897)	2,937
	$89,028	$118,441

MESABA AVIATION, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2006	2005	2006	2005
OPERATING REVENUES:
Passenger	$53,376	$93,612	$193,263	$295,697
Freight and other	7,113	9,096	21,844	26,898
Total operating revenues	60,489	102,708	215,107	322,595

OPERATING EXPENSES:
Wages and benefits	27,900	36,190	92,377	111,745
Aircraft maintenance	10,830	19,841	40,290	63,926
Aircraft rents	10,554	22,699	41,933	73,330
Landing fees	942	2,301	5,082	7,343
Insurance and taxes	1,495	1,579	4,172	4,927
Depreciation and amortization	2,158	2,718	7,141	9,572
Administrative and other	12,154	14,879	37,322	53,656
Impairment and other charges	—	(2,000)	—	32,006
Total operating expenses	66,033	98,207	228,317	356,505
Operating (loss) income	(5,544)	4,501	(13,210)	(33,910)

NONOPERATING (EXPENSE) INCOME:
Interest income and other	282	290	1,056	732
Reorganization items, net (C)	(25,491)	(3,156)	(26,816)	(3,156)
Nonoperating expense, net	(25,209)	(2,866)	(25,760)	(2,424)
(Loss) income before income taxes and cumulative effect of change in accounting principle	(30,753)	1,635	(38,970)	(36,334)

(PROVISION) BENEFIT FOR INCOME TAXES	(48)	(999)	(371)	11,190
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE	(30,801)	636	(39,341)	(25,144)
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE (Note 8)	—	—	(507)	—
NET (LOSS) INCOME	$(30,801)	$636	$(39,848)	$(25,144)

MESABA AVIATION, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	December 31
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,848)	$(25,144)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,141	9,572
Amortization of deferred credits	(823)	(1,332)
Deferred income taxes	—	(11,150)
Cumulative effect of change in accounting principle	507	—
Impairment and other charges	—	32,006
Changes in current operating items:
Accounts receivable	7,459	(33,661)
Income taxes and intercompany receivable from MAIR Holdings, Inc. (Note 1)	173	—
Inventories	3,511	(309)
Prepaid expenses and deposits	(387)	(1,434)
Accounts payable and other	21,167	30,291
Net cash used in operating activities before reorganization items	(1,100)	(1,161)

CASH FLOWS FROM REORGANIZATION ACTIVITIES:
Reorganization items, net	(26,816)	(3,156)
Increase in damage claims	21,904	—
Impairment of property and equipment	2,088	—
Reversal of accrued maintenance	(5,329)	—
Net cash used in reorganization activities	(8,153)	(3,156)
Net cash used in operating activities	(9,253)	(4,317)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(4,912)	(6,648)
Sales of investments	5,874	5,228
Increase in restricted cash	(237)	(6,719)
Purchases of property and equipment	(1,596)	(7,123)
Net cash used in investing activities	(871)	(15,262)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(787)	—
Other equity transactions	—	22,193
Net cash (used in) provided by financing activities	(787)	22,193

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,911)	2,614

CASH AND CASH EQUIVALENTS:
Beginning of period, excluding restricted cash and cash equivalents	20,718	20,357
End of period, excluding restricted cash and cash equivalents	$9,807	$22,971

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid (refund received) during period for:
Interest	$8	$—
Income taxes	$(265)	$(339)

Mesaba Aviation, Inc.

(Debtor-in-Possession)

Notes to Condensed Financial Statements

(A)       Property and Equipment Held for Sale

As of December 31, 2006, Mesaba reclassified $4.5 million of surplus Avro rotables and repairables from “Flight equipment” to “Property and equipment held for sale.”  On January 30, 2007, the Bankruptcy Court authorized the sale by Mesaba of these Avro parts to City Jet Ltd.

(B)       Liabilities Subject to Compromise

Liabilities subject to compromise in Mesaba’s condensed balance sheets at December 31, 2006 and March 31, 2006 refers to both secured and unsecured obligations that will be accounted for under a plan of reorganization, including claims incurred prior to the Petition Date.  They represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 bankruptcy process and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim or other events.

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

Although Mesaba has estimated the value of the claims that will be allowed by the Bankruptcy Court at $81.1 million, the Bankruptcy Court will make the final determination regarding what portion of the $237.8 million in total proofs of claim filed will be deemed allowable claims.  The determination of how those liabilities will ultimately be treated will not be known until the Bankruptcy Court confirms Mesaba’s plan of reorganization that was filed on January 22, 2007 and the claims resolution process is complete, which may occur well after a confirmation of the plan of reorganization.  Mesaba expects that its plan of reorganization will be confirmed in the first quarter of fiscal 2008.  In the interim, Mesaba will work with its creditors’ committee and with MAIR to resolve as many proofs of claim as possible prior to the confirmation date.  Following confirmation of the plan of reorganization, the proceeds from the sale of Mesaba’s claim in Northwest’s bankruptcy will be placed in a liquidating trust and held for distribution to Mesaba’s creditors and MAIR.  A liquidating trustee will be appointed to work with the creditors’ committee and with MAIR to continue to resolve any outstanding proofs of claim.  Throughout the implementation of the plan of reorganization, Mesaba will appropriately adjust its liabilities subject to compromise.  As a result, the amounts of liabilities subject to compromise are likely to change.

Liabilities subject to compromise at December 31, 2006 and March 31, 2006 were as follows, in thousands:

	December 31	March 31
	2006	2006
Accounts payable and other liabilities	$33,398	$34,936
Damage claims	42,940	20,066
Secured claims	2,520	2,520
Priority tax claims	2,233	2,451
	$81,091	$59,973

(C)       Reorganization Items

Reorganization items recorded from the Petition Date through December 31, 2006 consisted of transactions and events that were directly associated with the reorganization of Mesaba.  The reorganization activity included aircraft impairment and other rejection charges, legal and professional fees to support the restructuring process and the reversal of maintenance accruals.  The charge for damage claims results from estimated claims as a result of Mesaba’s rejection or renegotiation of certain aircraft and other leases and obligations as part of the bankruptcy process.

Net reorganization items for the three and nine months ended December 31, 2006 were as follows, in thousands:

	Three Months Ended	Nine Months Ended
	December 31, 2006	December 31, 2006
Additions to damage claims	$22,879	$21,903
Legal and professional fees and other	2,130	8,154
Impairment of property and equipment	492	2,088
Reversal of accrued maintenance	(10)	(5,329)
	$25,491	$26,816

14.       New Accounting Pronouncements

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

Overview

Mesaba

Since Mesaba filed for bankruptcy on the Petition Date, it has been focused on restructuring its labor and non-labor expenses to calibrate its cost structure to a fleet of 49 Saabs, which Northwest has dictated via its own bankruptcy.  In November 2006, Mesaba’s union groups ratified new collective bargaining agreements that provided Mesaba with approximately 15.8% in annual labor savings.  Mesaba’s comprehensive restructuring plan reduces costs by $68 million per year, secures Mesaba’s core business with Northwest for the 49 Saab aircraft and positions Mesaba for future growth opportunities.  Having completed the majority of its expense restructuring, Mesaba filed its plan of reorganization on January 22, 2007, under which Mesaba intends to exit bankruptcy as a wholly-owned operating subsidiary of Northwest.  The confirmation of Mesaba’s plan of reorganization is contingent upon both Northwest’s and Mesaba’s bankruptcy courts approving the SPRA.  Each of MAIR, Mesaba and the creditors’ committee supports the plan of reorganization.  The Company expects that if Northwest’s bankruptcy court approves the SPRA and allows Mesaba’s $145 million claim against Northwest, Mesaba’s bankruptcy court will approve the SPRA and Mesaba’s plan of reorganization.

Big Sky

Big Sky has focused on growing its Beechcraft 1900D operation by bidding on additional EAS flying and seeking other opportunities to expand its fleet.  Specifically, it has expanded its Boise operation, serving Billings, Bozeman and Missoula, Montana, Pocatello, Idaho, Walla Walla, Washington and Jackson Hole, Wyoming.   In the fall of 2006, Big Sky also started a capacity purchase operation in Florida, beginning with one Beechcraft 1900D aircraft.  Additionally, in December 2006, Big Sky began service from Springfield, Illinois to Chicago Midway Airport.  Finally, in December 2006, Delta announced that it had selected Big Sky to operate up to eight Beechcraft 1900D aircraft between Boston and certain northeastern United States cities.  Big Sky expects to begin its Delta operations in April 2007.  Big Sky has been awarded a two year contract from the DOT to provide EAS service between Massena, Ogdensburg and Watertown, New York to Boston, Massachusetts.  This service is scheduled to begin in April 2007, and would be a part of Big Sky’s Delta operations.  Although higher fuel expenses have impacted its profitability, Big Sky will continue throughout the remainder of fiscal 2007 to explore ways to expand its operation to become profitable in fiscal 2008.

MAIR

For the remainder of fiscal 2007 and into fiscal 2008, MAIR will play an active role in Mesaba’s plan of reorganization to maximize the potential value to MAIR as Mesaba’s equity holder.  MAIR will also continue to explore additional growth opportunities in Big Sky and will consider acquisitions to diversify both within and outside the airline industry.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2006 and 2005

The Company reported a consolidated net loss of $1.1 million, or $0.05 per basic and diluted share, for the quarter ended December 31, 2006, compared to a net loss of $4.5 million, or $0.22 per basic and diluted share, for the quarter ended December 31, 2005.  To allow for a more direct and meaningful comparison, Mesaba’s results of operations have been analyzed for the three months ended December 31, 2006 and 2005 excluding the deconsolidation of Mesaba from the Company’s consolidated financial statements as of the Petition Date.  Mesaba’s condensed financial statements on a stand-alone basis are presented in Note 13 of the accompanying Notes to Condensed Consolidated Financial Statements.

Mesaba

Mesaba’s operating statistics for the three months ended December 31 were as follows:

	2006	2005	% Change
Passengers	663,376	1,369,532	(51.6%)
Available seat miles (000s)	257,328	670,102	(61.6%)
Revenue passenger miles (000s)	161,748	459,739	(64.8%)
Load factor	62.9%	68.6%	(8.3%)
Block hours flown	42,443	70,849	(40.1%)
Departures	31,466	49,576	(36.5%)
Revenue per ASM	$0.235	$0.153	53.6%
Cost per ASM	$0.257	$0.147	74.8%
Aircraft in service (average)	53	94	(43.6%)

Mesaba Operating Revenues

Total operating revenues decreased 41.1% in the third quarter of fiscal 2007 to $60.5 million from $102.7 million in the prior year quarter.  The decrease was due primarily to the reduction in Saab aircraft, from 63 at the end of the third quarter of fiscal 2006 to 49 at the end of the third quarter of fiscal 2007, and a 26 aircraft reduction in Avro aircraft, from 26 at the end of the third quarter of fiscal 2006 to zero at the end of the third quarter of fiscal 2007. As a result of these fleet reductions, Saab ASMs and Avro revenue block hours were significantly lower quarter-over-quarter. These decreases in revenue drivers for the Saab and Avro fleets reduced revenue by $8.8 million and $30.9 million respectively, quarter-over-quarter. Avro ground handling revenue decreased $1.0 million, deicing decreased $1.7 million and CRJ revenue also decreased by $0.6 million offset by CRJ ground handling of $0.1 million.

Mesaba Operating Expenses

Total operating expenses decreased 32.8% to $66.0 million in the third quarter of fiscal 2007 from $98.2 million in the prior year quarter.  The quarter over quarter decrease was primarily due to the reduction in wages and benefits, aircraft maintenance and rents, which were a result of a reduction in fleet size. The cost per ASM increased 74.8% to 25.7 cents in the third quarter of fiscal 2007 from 14.7 cents in the prior year quarter. The following table compares components of operating cost per ASM for the three months ended December 31:

	Operating Expenses				Operating Cost Per ASM
	Three Months Ended				Three Months Ended
	December 31				December 31
	2006	2005	$ Change	% Change	2006		2005
Wages and benefits	$27,900	$36,190	$(8,290)	(22.9%)	10.9	¢	5.4	¢
Aircraft maintenance	10,830	19,841	(9,011)	(45.4%)	4.2		3.0
Aircraft rents	10,554	22,699	(12,145)	(53.5%)	4.1		3.4
Landing fees	942	2,301	(1,359)	(59.1%)	0.4		0.4
Insurance and taxes	1,495	1,579	(84)	(5.3%)	0.6		0.2
Depreciation and amortization	2,158	2,718	(560)	(20.6%)	0.8		0.4
Administrative and other	12,154	14,879	(2,725)	(18.3%)	4.7		2.2
Impairment and other charges	—	(2,000)	2,000	(100.0%)	0.0		(0.3)
	$66,033	$98,207	$(32,174)	(32.8%)	25.7	¢	14.7	¢

Wages and benefits were lower primarily due to necessary reductions to personnel levels to accommodate the reduced fleet levels. More specifically, pilots’ wages decreased 30.5%, or $3.7 million; flight attendants’ wages decreased 34.9%, or $1.0 million; mechanics’ wages decreased 36.4%, or $1.1 million; and all other wages decreased 18.0%, or $2.1 million. Taxes and benefits decreased proportionately with wages.

Aircraft maintenance costs, excluding wages and benefits, decreased 45.4% to $10.8 million in the third quarter of fiscal 2007 from $19.8 million in the prior year quarter.  The reduction in maintenance expense was primarily driven by an $8.2 million decrease in Avro maintenance due to the reduced fleet.

Aircraft rents decreased 53.5% to $10.6 million in the third quarter of fiscal 2007 from $22.7 million in the prior year quarter.  This decrease was due to the reduction in Saab, Avro and CRJ aircraft quarter-over-quarter.

Landing fees decreased 59.1% to $0.9 million in the third quarter of fiscal 2007 from $2.3 million in the prior year quarter due to a $0.7 million reduction in Detroit landing fees and reduced Saab flying, offset by increased rates.

Insurance and taxes decreased 5.3% to $1.5 million in the third quarter of fiscal 2007 from $1.6 million in the prior year quarter. The reduction in insurance and taxes was due to lower hull insurance on the reduced fleet and a reduced number of passengers, offset by directors and officers insurance expense of $0.3 million that was paid by MAIR in the prior fiscal 2006.

Depreciation and amortization decreased 20.6% to $2.2 million in the third quarter of fiscal 2007 compared to $2.7 million in the prior year quarter.  The reduced depreciation expense was due to reduced capital spending over the last several years and reduced purchases of rotable and repairable parts due to the reduced fleet size.

Administrative and other expenses decreased 18.3% to $12.2 million in the third quarter of fiscal 2007 from $14.9 million in the prior year, primarily due to a $1.4 million decrease in glycol and simulator training expenses.  The remaining decrease is a result of Mesaba’s effort to reduce fixed costs.

Reorganization items totaled $25.5 million in the third fiscal quarter of 2007, which included $22.9 million in additional damage claims primarily due to Mesaba’s new labor agreements, $2.1 million of legal fees and professional fees, outside consultant costs and other and $0.5 million of fixed asset write-offs.

Mesaba incurred fuel expenditures of $3.8 million, or 1.5 cents per ASM, in the third quarter of fiscal 2007, compared to $5.1 million, or 0.8 cents per ASM, in the third quarter of fiscal 2006.  In accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal vs. Net as an Agent, these costs are classified as a reduction from revenue in Mesaba’s condensed statements of operations.  Aircraft fuel decreased due to decreased flying.   Mesaba’s actual cost of fuel for the Saab aircraft, including taxes and pumping fees, was 83.5 cents per gallon for both periods.  Mesaba’s actual cost of fuel for the CRJs, including taxes and pumping fees, was 70 cents per gallon for both periods.  These prices are fixed under the terms of the ASA, thereby insulating Mesaba from fluctuations in the market price of fuel.  Northwest was responsible for all fuel for Mesaba’s Avro operations.

Big Sky

Big Sky’s operating statistics for the three months ended December 31 were as follows:

	2006	2005	% Change
Passengers	26,611	28,972	(8.1%)
Available seat miles (000s)	20,149	19,823	1.6%
Revenue passenger miles (000s)	7,782	8,158	(4.6%)
Load factor	38.6%	41.2%	(6.3%)
Block hours flown	5,327	5,405	(1.4%)
Departures	5,244	5,265	(0.4%)
Revenue per ASM	$0.295	$0.267	10.5%
Cost per ASM	$0.324	$0.328	(1.2%)
Aircraft in service (average)	10	10	0.0%

Big Sky Operating Revenues

Total operating revenues increased 12.4% to $6.0 million in the third quarter of fiscal 2007 from $5.3 million in the prior year quarter as a result of a 26.2% increase in average fare and an 8.0% increase in other revenue.  Other revenue increased as a result of new service between Chicago-Midway and Springfield, Illinois.

Big Sky Operating Expenses

Total operating expenses in the third quarter of fiscal 2007 remained consistent at $6.5 million with the prior year.  The following table compares components of the operating cost per ASM for the three months ended December 31:

	Operating Expenses				Operating Cost Per ASM
	Three Months Ended				Three Months Ended
	December 31				December 31
	2006	2005	$ Change	% Change	2006		2005
Wages and benefits	$2,304	$1,965	$339	17.3%	11.4	¢	9.9	¢
Aircraft fuel	1,144	1,329	(185)	(13.9%)	5.7		6.7
Aircraft maintenance	845	818	27	3.3%	4.2		4.1
Aircraft rents	453	589	(136)	(23.1%)	2.2		3
Landing fees	75	81	(6)	(7.4%)	0.4		0.4
Insurance and taxes	108	115	(7)	(6.1%)	0.6		0.6
Depreciation and amortization	170	230	(60)	(26.1%)	0.8		1.1
Administrative and other	1,426	1,377	49	3.6%	7.1		7.0
	$6,525	$6,504	$21	0.3%	32.4	¢	32.8	¢

Wages and benefits increased $0.3 million, or 17.3%, as a result of increased station and maintenance staffing and a 30% increase in workers’ compensation and healthcare insurance.

In the third quarter of fiscal 2007, Big Sky experienced a 13.9% decrease in fuel expense as a result of a lower average price of jet fuel, from $2.05 per gallon in the third quarter of fiscal 2006 to $1.87 per gallon in the third quarter of fiscal 2007, as well as a 1.4% reduction of block hours.

Aircraft maintenance increased 3.3%, as the result of a wing spar airworthiness directive issued by the Federal Aviation Administration (“FAA”) in November 2006, which mandated more rigorous and detailed inspection of the wing spar portion of the Beechcraft 1900D aircraft, and scheduled heavy checks, off-set  by 1.4% fewer block hours in the 2006 quarter.

 The elimination of Metro aircraft in fiscal 2005 resulted in a decrease in aircraft rents and depreciation expense during fiscal 2006.

MAIR

MAIR Operating Expenses

Total operating expenses in the third quarter of fiscal 2007 decreased to $1.9 million from $7.4 million in the prior year period, primarily due to the impairment charge of $4.8 million in fiscal 2006.

Consolidated Operating Loss

Operating loss for the third quarter of fiscal 2007 decreased to $2.4 million from $7.1 million in the prior year quarter.

Consolidated Nonoperating Income

Nonoperating income (net) increased to $1.3 million in the third quarter of fiscal 2007 from $0.7 million in the prior year quarter.

Consolidated Provision for Income Taxes

The Company’s provision for income taxes in the third quarter of fiscal 2007 was not significant, compared to an income tax benefit of $2.3 million in the prior year quarter.  The Company continues to record a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets. Therefore, the Company’s net loss in the third quarter of fiscal 2007 was not reduced by any tax benefit.

Nine Months Ended December 31, 2006 and 2005

The Company reported a consolidated net loss of $6.2 million or $0.30 per basic and diluted share for the nine months ended December 31, 2006, compared to a net loss of $28.8 million or $1.40 per basic and diluted share for the nine months ended December 31, 2005.  To allow for a more direct and meaningful comparison, Mesaba’s results of operations have been analyzed for the nine months ended December 31, 2006 and 2005 excluding the deconsolidation of Mesaba from the Company’s consolidated financial statements on the Petition Date.  Mesaba’s condensed financial statements on a stand-alone basis are presented in Note 13 of the accompanying Notes to Condensed Consolidated Financial Statements.

Mesaba

Mesaba’s operating statistics for the nine months ended December 31 were as follows:

	2006	2005	% Change
Passengers	2,710,929	4,370,798	(38.0%)
Available seat miles (000s)	1,140,253	2,196,688	(48.1%)
Revenue passenger miles (000s)	778,218	1,489,980	(47.8%)
Load factor	68.2%	67.8%	0.6%
Block hours flown	146,098	216,178	(32.4%)
Departures	107,883	155,803	(30.8%)
Revenue per ASM	$0.189	$0.147	28.6%
Cost per ASM	$0.199	$0.162	22.8%
Aircraft in service (average)	63	98	(35.7%)

Mesaba Operating Revenues

Total operating revenues decreased 33.1% in fiscal 2007 to $215.1 million from $322.6 million in the prior year.  The decrease was due primarily to the reduction in Saab aircraft from 63 aircraft in fiscal 2006 to 49 in the current year and a 26 aircraft reduction in Avro aircraft from 26 in fiscal 2006 to zero in the current year.  As a result of these fleet reductions, Saab ASMs and Avro revenue block hours were significantly lower year-over-year. These decreases in revenue drivers for the Saab and Avro fleets reduced revenue by $27.5 million and $79.8 million respectively, year-over-year. These reductions were partially offset by an increase of $4.6 million in CRJ revenue.

Mesaba Operating Expenses

Total operating expenses decreased 36.0% to $228.3 million in fiscal 2007 from $356.5 million in the prior year period.  The cost per ASM increased 22.8% to 19.9 cents in fiscal 2007 from 16.2 cents in the prior year period.  The following table compares components of operating cost per ASM for the nine months ended December 31:

	Operating Expenses				Operating Cost Per ASM
	Nine Months Ended				Nine Months Ended
	December 31				December 31
	2006	2005	$ Change	% Change	2006		2005
Wages and benefits	$92,377	$111,745	$(19,368)	(17.3%)	8.1	¢	5.1	¢
Aircraft maintenance	40,290	63,926	(23,636)	(37.0%)	3.5		2.9
Aircraft rents	41,933	73,330	(31,397)	(42.8%)	3.7		3.3
Landing fees	5,082	7,343	(2,261)	(30.8%)	0.4		0.3
Insurance and taxes	4,172	4,927	(755)	(15.3%)	0.4		0.2
Depreciation and amortization	7,141	9,572	(2,431)	(25.4%)	0.6		0.5
Administrative and other	37,322	53,656	(16,334)	(30.4%)	3.2		2.4
Impairment and other charges	—	32,006	(32,006)	(100.0%)	0.0		1.5
	$228,317	$356,505	$(128,188)	(36.0%)	19.9	¢	16.2	¢

Wages and benefits were lower primarily due to the necessary reductions in personnel levels to accommodate the reduced fleet levels. More specifically, pilots’ wages decreased 23.3%, or $8.1 million; flight attendants’ wages decreased 29.6%, or $2.6 million; mechanics’ wages decreased 24.5%, or $2.1 million; and all other wages decreased 13.1%, or $4.8 million. Taxes and benefits decreased proportionately with wages.

Aircraft maintenance costs, excluding wages and benefits, decreased 37.0% to $40.3 million from $63.9 million in the prior year.  The reduction in maintenance expense was primarily driven by a $21.1 million decrease in Avro maintenance due to the reduced fleet.

Aircraft rents decreased 42.8% to $41.9 million from $73.3 million in the prior year.  This decrease was due to the reduction in Saab, Avro and CRJ aircraft year-over-year.

Landing fees decreased 30.8% to $5.1 million from $7.3 million in the prior year due to reduced Saab flying.

Insurance and taxes decreased 15.3% to $4.2 million from $4.9 million in the prior year. The reduction in insurance and taxes was due to lower hull insurance on the reduced fleet and a reduced number of passengers, offset by directors and officers insurance expense of $0.3 million that was paid by MAIR in the prior fiscal 2006.

Depreciation and amortization decreased 25.4% to $7.1 million from $9.6 million in the prior year.  The reduced depreciation expense was due to reduced capital spending over the last several years and reduced purchases of rotable and repairable parts due to the reduced fleet size.

Administrative and other expenses decreased 30.4% to $37.3 million from $53.7 million in the prior year.

Impairment and other charges of $32.0 million were recorded in fiscal 2006 as a result of the $31.9 million charge to establish a reserve on the unsecured prepetition receivables due from Northwest (net of certain offsetting liabilities) and the $2.1 million write-off of the warrants related to the prior airline services agreements.

Reorganization items totaled $26.8 million in fiscal 2007, which included $21.9 million of additional damage claims, $8.2 million of legal and professional fees, outside consultant costs and other, and $2.1 million of fixed asset write-offs. These items were partially offset by reversals of maintenance accruals of $5.3 million.

Mesaba incurred fuel expenditures of $12.0 million, or 1.1 cents per ASM, in fiscal 2007, compared to $14.6 million or 0.7 cents per ASM, in the prior year period.  In accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal vs. Net as an Agent, these costs are classified as a reduction from revenue in Mesaba’s condensed statements of operations.  Aircraft fuel decreased due to decreased flying.   Mesaba’s actual cost of fuel for the Saab aircraft, including taxes and pumping fees, was 83.5 cents per gallon for both periods.  Mesaba’s actual cost of fuel for the CRJs, including taxes and pumping fees, was 70 cents per gallon for both periods.  These prices are fixed under the terms of the ASA, thereby insulating Mesaba from fluctuations in the market price of fuel.  Northwest is responsible for all fuel for Mesaba’s Avro operations.

Big Sky

Big Sky’s operating statistics for the nine months ended December 31 were as follows:

	2006	2005	% Change
Passengers	86,879	85,527	1.6%
Available seat miles (000s)	64,490	57,134	12.9%
Revenue passenger miles (000s)	25,245	24,372	3.6%
Load factor	39.1%	42.7%	(8.4%)
Block hours flown	16,516	15,337	7.7%
Departures	16,926	15,970	6.0%
Revenue per ASM	$0.282	$0.263	7.2%
Cost per ASM	$0.314	$0.361	(13.0%)
Aircraft in service (average)	10	10	0.0%

Big Sky Operating Revenues

Total operating revenues increased 21.2% to $18.2 million in fiscal 2007 from $15.0 million in the prior year period.  Passenger revenues increased 27.5%, as a result of a 25.6% increase in average fare and a 1.6% increase in passengers transported.  Other revenue increased 13.1% as a result of the Aircraft Crew Maintenance and Insurance operation entered into in July 2006 and the new Chicago-Midway to Springfield, Illinois air service.

Fiscal 2007 included new service to Bozeman, Montana, Jackson Hole, Wyoming, Pocatello, Idaho and Walla Walla, Washington.  The 2.8% additional EAS subsidy revenue is the result of a contract renewal for seven locations in Montana at higher rates per departure.  The additional EAS revenue was offset by the discontinuation of EAS funded service to Moses Lake, Washington effective September 3, 2006.

Big Sky Operating Expenses

Total operating expenses in fiscal 2007 decreased 1.9% to $20.2 million from $20.6 million in the prior year period, primarily as a result of the $2.5 million goodwill impairment charge recorded in fiscal 2006, offset by higher wages and benefits, aircraft fuel and maintenance expenses in fiscal 2007.  Excluding the impairment charge, expenses in fiscal 2007 increased over fiscal 2006 by 11.7% as a result of increased flying period-over-period which generated 7.7% more block hours, and the associated costs of new service.  The following table compares components of operating cost per ASM for the nine months ended December 31:

	Operating Expenses				Operating Cost Per ASM
	Nine Months Ended				Nine Months Ended
	December 31				December 31
	2006	2005	$ Change	% Change	2006		2005
Wages and benefits	$6,721	$5,312	$1,409	26.5%	10.4	¢	9.3	¢
Aircraft fuel	4,111	3,541	570	16.1%	6.4		6.2
Aircraft maintenance	2,765	2,340	425	18.2%	4.3		4.1
Aircraft rents	1,359	1,588	(229)	(14.4%)	2.1		2.8
Landing fees	262	243	19	7.8%	0.4		0.4
Insurance and taxes	319	287	32	11.1%	0.5		0.5
Depreciation and amortization	519	676	(157)	(23.2%)	0.8		1.2
Administrative and other	4,177	4,129	48	1.2%	6.5		7.2
Impairment and other charges	—	2,503	(2,503)	(100.0%)	0.0		4.4
	$20,233	$20,619	$(386)	(1.9%)	31.4	¢	36.1	¢

During fiscal 2007, wages and benefits increased $1.4 million or 26.5% as a result of additional staffing requirements in flight, maintenance and stations along with a 23.0% increase in workers’ compensation and healthcare insurance.

In fiscal 2007, Big Sky experienced a 16.1% increase in fuel expense, reflecting a 7.7% increase in block hours and a 44 cent increase in the average price of jet fuel, from $1.69 per gallon in fiscal 2006 to $ 2.13 per gallon in fiscal 2007.

Aircraft maintenance increased $0.4 million, or 18.2%, period-over-period primarily due to the wing spar airworthiness directive issued by the FAA in November 2006, which mandated more rigorous inspection of the wing spar portion of the Beechcraft 1900D aircraft, along with scheduled heavy checks, and propeller overhaul events.  Engine power-by-the-hour maintenance expense increased 7.5% in line with the block hour flying increase

The elimination of Metro aircraft in fiscal 2005 resulted in a decrease in aircraft rents and depreciation expense during fiscal 2006.

MAIR

MAIR Operating Expenses

Total operating expenses in fiscal 2007 decreased to $7.8 million from $8.7 million in fiscal 2006.

Consolidated Operating Loss

Operating loss for fiscal 2007 decreased to $9.6 million from $48.2 million in the prior year period due to the $41.3 million in impairment and other charges in fiscal 2006.

Consolidated Nonoperating Income

Nonoperating income (net) decreased to $3.8 million in fiscal 2007 from $4.6 million in the prior year period.  The decrease was primarily due to a $1.8 million arbitration settlement with an investment advisor in the prior year.

Consolidated Provision for Income Taxes

The Company recorded a provision for income taxes of $0.4 million for the nine months ended December 31, 2006 compared to an income tax benefit of $15.2 million for the nine months ended December 31, 2005.  The tax provision for the nine months ended December 31, 2006 resulted from the Company finalizing its fiscal 2006 tax return.  The Company continues to record a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets. Therefore, the Company’s net loss in fiscal 2007 was not reduced by any tax benefit.

Liquidity and Capital Resources

Overview

Consolidated

Unrestricted cash, cash equivalents and investments decreased 12.9% to $97.2 million at December 31, 2006 from $110.7 million at March 31, 2006.  The Company’s working capital decreased to $71.0 million at December 31, 2006 compared to working capital of $85.9 million at March 31, 2006.  These decreases were primarily due to recording restricted cash of $13.1 million for MAIR’s establishment of a letter of credit supporting MAIR’s guaranty of Mesaba’s obligations for the hangar at the Cincinnati/Northern Kentucky International Airport.

As part of the SPA with Northwest, MAIR’s liquidity will be affected by the purchase of Northwest’s stock in MAIR.  MAIR will pay approximately $24 million of the aggregate purchase price, or $4.25 per share, upon the initial closing of the transaction, which is expected to occur prior to April 15, 2007.  MAIR will pay the remaining purchase price, approximately $11 million or $2.00 per share, on the earlier of the date upon which MAIR receives at least $25 million in equity distributions from Mesaba’s bankruptcy estate or nine months from the execution of the SPA.  These cash outflows will likely occur prior to MAIR’s receipt of any potential distributions from Mesaba’s bankruptcy estate following the closing of the SPRA.  The closing of the SPA is not contingent upon the closing of the SPRA.

Mesaba

Approximately $18.7 million, or 86.1%, of Mesaba’s net accounts receivable balance as of December 31, 2006 was due from Northwest.  The Northwest receivables consisted of $7.3 million in prepetition receivables as a result of offsetting prepetition liabilities and $11.4 million in post petition amounts due from Northwest.  As of January 30, 2007, Mesaba had collected $11.1 million of the December 31, 2006 postpetition balance from Northwest.  Although Northwest has been paying postpetition receivables due to Mesaba in the ordinary course of business since Northwest’s bankruptcy, Mesaba’s business is sensitive to events and risks affecting Northwest.  See previous bankruptcy discussions in Note 2 and risks related to Northwest and Northwest’s bankruptcy in Part II, Item 1A “Risk Factors.”  Mesaba’s future liquidity will depend on its operating performance until the confirmation of its plan of reorganization, at which time Mesaba expects to become a wholly-owned subsidiary of Northwest.

Operating Activities

Consolidated

Net cash used in operating activities for the nine months ended December 31, 2006 was $4.0 million, primarily due to a net loss of $6.2 million and a $0.5 million increase in inventories.  These uses of cash were offset by depreciation and amortization of $0.5 million, an increase in accounts payable and other of $0.8 million, and decreases in income taxes receivable of $0.9 million, prepaid expenses of $0.7 million and accounts receivable of $0.3 million.

Mesaba

Net cash used in operating activities before reorganization activities for the nine months ended December 31, 2006 was $1.1 million, primarily due to depreciation and amortization of $7.1 million, an increase in accounts payable and other of $21.2 million, decreases in accounts receivable of $7.5 million, inventories of $3.5 million, intercompany receivable of $3.0 million for Mesaba’s receivable from MAIR for tax refunds received at MAIR and income taxes receivable of $0.2 million.  The increases in cash were offset by a net loss of $39.8 million and decreases in prepaid expenses of $0.4 million.

Reorganization Activities

Mesaba

Net cash used in reorganization activities for the nine months ended December 31, 2006 was $8.2 million, primarily for legal and professional fees incurred related to Mesaba’s bankruptcy and reorganization.

Investing Activities

Consolidated

Net cash used in investing activities for the nine months ended December 31, 2006 was $3.5 million.  The primary use of cash was for MAIR’s establishment of a $13.1 million letter of credit supporting MAIR’s guaranty of Mesaba’s obligations for the hangar at the Cincinnati/Northern Kentucky International Airport and purchases of property and equipment of $0.2 million.  These uses of cash were offset by net sales of investments of $9.8 million.

Mesaba

Net cash used in investing activities for the nine months ended December 31, 2006 was $0.9 million.  The primary use of cash was for the net purchases of property and equipment of $1.6 million and $0.2 million for the funding of an irrevocable tax trust.  These uses of cash were partially offset by net sales of investments of $0.9 million.

Financing Activities

Consolidated

Net cash provided by financing activities for the nine months ended December 31, 2006 was $3.0 million primarily for MAIR’s intercompany payable to Mesaba for tax refunds received at MAIR.

Mesaba

Net cash used by financing activities for the nine months ended December 31, 2006 was $0.8 million for the costs related to obtaining debtor-in-possession financing.

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

Mesaba

Mesaba’s expects that it will have sufficient cash to fund its operations through the date of the confirmation of Mesaba’s plan of reorganization, which is expected to occur by May 2007.  Additionally, under the terms of the SPRA, Northwest is obligated to provide up to $10 million of additional cash to satisfy certain administrative expenses.  Therefore, although Mesaba has also reached an agreement with Marathon to provide debtor-in-possession financing, Mesaba does not expect to draw on this financing if Mesaba’s plan of reorganization is confirmed by May 2007.  If the Bankruptcy Court does not confirm Mesaba’s plan of reorganization and Mesaba is unable to exit bankruptcy in May 2007, Mesaba may be forced to draw on its debtor-in-possession financing.  If such financing is unavailable to Mesaba, Mesaba could be forced into liquidation.

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

Reorganization Related Items —Mesaba’s condensed financial statements have been prepared in accordance with SOP 90-7, and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of post-petition liabilities in the ordinary course of business.  In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.  While operating as a debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code, in some cases, Mesaba may sell or otherwise dispose of assets, or liquidate and settle liabilities, for amounts other than those reflected in the condensed financial statements, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business.  Further, a plan of reorganization could materially change the amounts and classifications in the historical financial statements.

Allowance for Doubtful Accounts —Mesaba and Big Sky grant trade credit to certain approved customers and perform monthly analyses of outstanding trade receivables to assess the likelihood of collection.  For balances where Mesaba and Big Sky do not expect full payment of amounts owed, an allowance is recorded to adjust the trade receivable to management’s best estimate of the amount that will ultimately be collected.

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

As discussed in Note 2, Mesaba’s Saab fleet has been reduced, and its Avro fleet has been eliminated.  As a result, Mesaba may require additional excess inventory reserves.  In future periods, Mesaba will appropriately revise its estimates as it becomes aware of new information.

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

Income Taxes — Significant management judgment is required in determining the provisions for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  For financial reporting purposes, a valuation allowance is recorded to offset deferred tax assets that, more likely than not, will not be realized based on the Company’s projected future taxable income, the timing of expiring net operating losses and the Company’s tax planning strategies.  During the fourth quarter of fiscal 2006, the Company recorded a full valuation allowance against its net deferred tax assets.  In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the Company to reverse its current full valuation allowance on all or a portion of the deferred tax assets.  This could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the net operating losses is completely utilized or expires unused.

Workers’ Compensation Insurance — Mesaba and Big Sky estimate the final cost of an on-the-job injury at the time of the injury to determine their workers’ compensation insurance reserves.  Mesaba and Big Sky use the services of their respective insurance carriers and outside brokers to assist in determining the reserve levels.  Injury severity, cost of care and the insurance contract affect the final estimate.  Management of Mesaba and Big Sky regularly review workers’ compensation activity with outside consultants for any changes in the workers’ compensation reserve.

Health and Dental Insurance — Mesaba estimates the amount of incurred but not reported health and dental claims to determine its health and dental insurance reserves.  Mesaba uses the service of its insurance carriers and outside brokers to assist in determining the reserve levels.  Historical claims, experience claims severity and cost of care affect the ultimate cost and ultimate reserves recorded.  Management of Mesaba regularly reviews health and dental claims activity with outside consultants for any changes in the health and dental insurance reserve.  MAIR and Big Sky purchase health and dental insurance and, therefore, do not make estimates for health and dental claims.

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

In September 2006, the FASB issued an FSP that reduces the number of acceptable methods of accounting for planned major maintenance activities. Under the FSP, Mesaba would be required to change its method of accounting for some planned maintenance activities for certain aircraft types.  The FSP will be effective for the Company beginning April 1, 2007 and requires retrospective application to all financial statements presented unless doing so is impractical.  The Company is assessing the impact the adoption of the FSP will have on its financial position and results of operations.

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

Aircraft Fuel

The Company believes that Mesaba’s arrangements for fuel with Northwest assure an adequate supply of fuel for current and future operations, provided that Northwest does not experience a supply shortage.  As a part of the ASA, Northwest bears the economic risk of fuel price fluctuations for Mesaba’s Saab and CRJ fuel requirements, as the fuel price for Mesaba’s Saabs is fixed at 83.5 cents per gallon, and the fuel for Mesaba’s CRJ is fixed at 70 cents per gallon.  Big Sky is subject to fluctuations in fuel prices.  A hypothetical 10% increase in the March 31, 2006 cost per gallon of fuel, assuming projected fiscal 2007 usage at Big Sky, would result in an increase to aircraft fuel expense of approximately $0.6 million in fiscal 2007.  As of December 31, 2006, Big Sky had no fuel hedges in place for fiscal 2007.

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short- and long-term investments.  If interest rates were to decrease by 100 basis points for a full year, based on the Company’s cash equivalents, short-term and long-term investments balance at December 31, 2006, the Company’s interest income would decrease by approximately $1.1 million.

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

As of December 31, 2006, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.

Changes in Internal Controls

During the quarter ended December 31, 2006, there were no changes in internal controls over financial reporting that had a material effect on internal control over financial reporting or were reasonably likely to have a material effect on internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Mesaba Bankruptcy

On the Petition Date, Mesaba filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Minnesota.  The Bankruptcy Court is administering

Mesaba’s case under the caption “In re Mesaba Aviation, Inc., dba Mesaba Airlines, Case No. 05/39258(GFK).”  Mesaba continues to operate its business and manage its property as a debtor-in-possession pursuant to the Bankruptcy Code.  As a result of the Chapter 11 filing, attempts to collect, secure or enforce remedies with respect to prepetition claims against Mesaba are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code, including the Mesaba litigation described below.  On January 22, 2007, Mesaba filed its plan of reorganization with the Bankruptcy Court, under which Mesaba plans to exit bankruptcy in the spring of 2007 as a wholly-owned operating subsidiary of Northwest.

Saab Leasing Litigation

In 2002, Saab Leasing filed a declaratory judgment action against Mesaba relating to 20 340A aircraft leased by Mesaba.  In 2003, the District Court declared that the term sheet relating to the leases for the 340A aircraft was a binding preliminary agreement requiring Mesaba to negotiate in good faith toward the execution of long-term agreements for each of the 340A aircraft.  Although Mesaba appealed this ruling, while the appeal was pending, Saab Leasing (relying on the District Court’s declaratory judgment ruling) filed a separate action in the District Court alleging approximately $35 million in damages for past due and future aircraft lease obligations.  While the damages action was pending, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court’s declaratory judgment ruling.  On July 6, 2006, the District Court in the damages action granted Mesaba’s motion for partial summary judgment, ruling that Saab Leasing is not eligible to receive damages for the majority of its claims against Mesaba.  Because the potential damages for the remaining claim against Mesaba are not significant, Mesaba has not established any accrual with regard to this litigation within its condensed financial statements.  In the event Saab Leasing appeals the District Court’s decision following Mesaba’s exit from bankruptcy, Mesaba’s bankruptcy estate will be required to fund any litigation expenses and any amounts that may be due to Saab Leasing if the District Court’s ruling is reversed.  Any such payments by Mesaba’s bankruptcy estate would ultimately reduce any distribution MAIR may be entitled to receive from the estate.

Creditors’ Committee Litigation

Pursuant to the Bankruptcy Code, Mesaba’s Creditors’ Committee initiated an investigation of transactions between MAIR and Mesaba, including the payment of dividends and management services fees from Mesaba to MAIR.  In response to this investigation, and to end public speculation regarding the dividends and payments, MAIR filed a complaint with the Bankruptcy Court requesting a declaratory judgment that the dividends and fees paid by Mesaba to MAIR were wholly proper and appropriate under law.  In its complaint, MAIR asserted facts to demonstrate that each payment and dividend MAIR received from Mesaba was appropriate under applicable law, occurred in the ordinary course of Mesaba’s business, that Mesaba was solvent at the time it made each payment and dividend, and that Mesaba remained solvent and able to pay its obligations after each payment or dividend to MAIR.  On October 11, 2006, Mesaba’s Creditors’ Committee filed an answer and counterclaim against MAIR, alleging that certain payments from Mesaba to MAIR were fraudulent under Minnesota law and federal bankruptcy law.  The Creditors’ Committee’s counterclaim asserted approximately $16 million in damages.  Additionally, the Creditors’ Committee challenged MAIR’s proof of claim filed in Mesaba’s bankruptcy proceedings and requested that it be disallowed or subordinated.  Mesaba’s plan of reorganization provides that, upon confirmation of the plan of reorganization, Mesaba will release all claims it and its bankruptcy estate has against MAIR, including this litigation.

ALPA Litigation

On December 28, 2006, MAIR delivered a letter to ALPA’s president terminating a letter agreement, dated January 31, 2004, between the parties.  ALPA has asserted in the past that the letter agreement prevents MAIR from allowing Big Sky to operate any aircraft with more than 19 seats.  In light of the pending transfer of Mesaba to Northwest, MAIR intends to explore expansion opportunities with Big Sky, and these expansion opportunities could be negatively affected if the letter agreement remains in effect.  Therefore, on the same day the termination letter was sent to ALPA, MAIR filed a declaratory judgment action in the United States District Court for the Southern District of Texas, Houston Division requesting that the court declare that because the letter agreement has no term, it is terminable at will.  Alternatively, MAIR requested an order that the letter agreement violates antitrust law.

Other Litigation Matters

Mesaba and Big Sky are also defendants in various lawsuits arising in the ordinary course of business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, it is the opinion of Mesaba’s and Big Sky’s management, based on current information and legal advice, that the ultimate disposition of these suits will not have a material adverse effect on the separate financial statements of Mesaba or Big Sky or the consolidated financial statements of the Company as a whole.  Additionally, any lawsuit filed against Mesaba prior to the Petition Date is subject to the automatic stay.  If and when these cases proceed, the amount of any damages awarded to the plaintiffs would be deemed unsecured prepetition claims against Mesaba.

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

The United States Trustee for the District of Minnesota has appointed a Creditors’ Committee in Mesaba’s bankruptcy case.  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court concerning Mesaba’s reorganization.  The Creditors’ Committee supported Mesaba filing its plan of reorganization and Mesaba’s intent to become a wholly-owned operating subsidiary of Northwest.  However, if Mesaba loses the Creditors’ Committee’s support, Mesaba’s ability to operate during the Chapter 11 process could be hindered, and Mesaba’s emergence from Chapter 11 could be delayed.

Mesaba’s ability to pay off its creditors and the related possibility of MAIR receiving a substantial distribution as Mesaba’s equity holder depend upon Northwest’s bankruptcy court allowing Mesaba’s $145 million claim.

In connection with the SPRA, Northwest has agreed to allow a claim by Mesaba of $145 million.  If Northwest’s bankruptcy court does not grant an order allowing the $145 million claim, Mesaba will be unable to continue with its plan of reorganization.

If Mesaba is unable to adopt a successful reorganization plan, it may be unable to emerge from bankruptcy.

In order for Mesaba to emerge from bankruptcy, the Bankruptcy Court must approve Mesaba’s reorganization plan, which was filed on January 22, 2007.  The reorganization plan will be subject to a vote by Mesaba’s secured and unsecured creditors and MAIR.  The Bankruptcy Court will generally not approve a reorganization plan unless all impaired classes of creditors vote to accept the plan; however, Mesaba may elect to invoke certain provisions of the Bankruptcy Code in order to obtain confirmation of the plan over the vote of  a dissenting class of creditors.  In addition to the voting requirements for confirmation, Mesaba will have to satisfy other provisions of the Bankruptcy Code in order to confirm its reorganization plan, including showing that the plan is feasible.  Finally, it is possible that a competing plan of reorganization could be filed, in which case Mesaba will need to establish that its own plan is more favorable to creditors and MAIR.  If Mesaba is unable to meet these confirmation requirements, it may be unable to emerge from bankruptcy.

If MAIR is unable to find an alternate sublessee for Mesaba’s Cincinnati/Northern Kentucky Airport facility, MAIR may incur additional expense related to the bonds associated with the initial financing of the facility.

Mesaba currently leases a facility at the Cincinnati/Northern Kentucky International Airport, but vacated the facility and ceased making the required lease payments on it in November 2005.  MAIR unconditionally guaranteed full and prompt payment of the ground lease and the bonds associated with the initial financing of the facility.  In accordance with this guaranty, MAIR has made the required bond and ground lease payments due since November 2005.  In April 2006, in exchange for the bondholders forbearing acceleration of the bonds, MAIR delivered a $13.1 million letter of credit to the bondholders to assure payment of the bonds.  As of December 31, 2006, MAIR recorded a $3.7 million liability with respect to the lease and guaranty, which assumed that the facility would remain vacant until March 31, 2008, during which time MAIR would continue to make the bond and lease payments, and that thereafter MAIR would be able to sublease the facility at a 20% discount.  If MAIR is unable to find an alternate sublessee for the facility, MAIR may be required to record an additional expense.  Additionally, Mesaba’s plan of reorganization calls for the rejection of the lease for the facility.  Unless the bondholders consent to a new lease with MAIR,

Mesaba’s rejection could result in a mandatory redemption event for the bonds, in which case the bondholders may draw on the letter of credit.  Additionally, if a rejection occurs, MAIR’s guaranty may also require it to continue making payments on the ground lease.

Any court-approved reorganization by Mesaba could result in MAIR losing the value of its equity in Mesaba.

In general, the absolute priority rule in the Bankruptcy Code requires that all of the debtor’s creditors must be paid in full; otherwise the equity holders in the debtor are not entitled to retain their equity interests, unless certain exceptions to the absolute priority rule are met.  Mesaba’s plan of reorganization provides that the proceeds of the sale of its $145 million claim in Northwest’s bankruptcy will be utilized to pay Mesaba’s creditors. Mesaba estimates that creditors claims will total approximately $90 to $100 million. If Mesaba’s estimate is correct, MAIR expects that after all distributions are made in accordance with Mesaba’s plan of reorganization, MAIR could receive approximately $30 to $50 million, including its proof of claim and its equity position in Mesaba’s bankruptcy estate. However, it is possible that Mesaba’s creditors’ claims could be significantly higher than Mesaba estimates, which would reduce the amount of any distribution to MAIR as the equity holder.  It is also possible that Mesaba’s bankruptcy estate could incur substantial expenses in administering the liquidating trust, which would also reduce distributions to MAIR.

MAIR is engaged in litigation with Mesaba’s Creditors’ Committee and a negative outcome to such litigation could have a material adverse effect on MAIR.

Certain provisions of the Bankruptcy Code allow a debtor-in-possession to recover transfers of cash or other property that were made prior to the debtor’s bankruptcy filing.  As a result, one of the traditional duties of an official committee of unsecured creditors appointed in a bankruptcy case is to examine transactions between a debtor-in-possession and its affiliates.  In Mesaba’s bankruptcy case, the Creditors’ Committee requested the right to review various documents concerning transactions between MAIR and Mesaba, including the payment of dividends from Mesaba to MAIR, and to take depositions in order to understand these transactions.  In order to address any questions about the relationship between MAIR and Mesaba, MAIR entered into an agreed protective order with the Creditors’ Committee to voluntarily provide documents explaining the relationship between MAIR and Mesaba and to provide witness testimony concerning the documents provided.   MAIR believes all dividends paid by Mesaba were appropriate and in compliance with the requirements of the Minnesota Business Corporation Act.  To that end, MAIR filed a declaratory judgment action requesting an order that the dividends and other payments from Mesaba to MAIR were legal and appropriate.  In response, the Creditors’ Committee filed a counterclaim alleging that the cash payments were fraudulent under Minnesota law and federal bankruptcy law.  Mesaba’s plan of reorganization provides that, upon confirmation of the plan of reorganization, Mesaba will release all claims it and its bankruptcy estate has against MAIR.  However, if such release is not provided, any negative outcome to this lawsuit could have a material adverse effect on the financial condition and results of operations of MAIR.

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

During fiscal 2006, Northwest accounted for 94.8% of Mesaba’s operating revenues.  Additionally, Mesaba consistently carries a receivable due from Northwest between $7 million and $10 million that is not collateralized.  Mesaba’s future success will depend upon Northwest’s ability to successfully restructure through bankruptcy.  Mesaba’s plan of reorganization contemplates that, upon exit from bankruptcy, Mesaba will become a wholly-owned operating subsidiary of Northwest.  If Mesaba’s plan of reorganization is not approved by Mesaba’s bankruptcy court, or if Northwest’s bankruptcy court fails to approve Mesaba’s SPRA with Northwest, Mesaba may be unable to exit bankruptcy.  In addition, if Mesaba is unable to retain its relationship with Northwest in any form, Mesaba may be unable to exit bankruptcy.

Northwest has not guaranteed that it will grow Mesaba’s regional fleet, and Northwest could opt to operate new regional aircraft with its own new subsidiary or utilize other regional airlines.

During negotiations for the SPRA, Northwest advised Mesaba that Northwest intends to place certain regional jets with Mesaba, after the closing of the SPRA.  However, if Mesaba’s plan of reorganization is not approved, or if Mesaba meets any obstacles in obtaining court approval of its plan of reorganization, Northwest may opt to place its jets with another regional carrier.

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

Mesaba performs various ground handling services for Northwest, Pinnacle Airlines and other airlines at Minneapolis, Detroit and certain other airport locations.  The ground handling business is highly competitive, and airlines are constantly reviewing their cost structures to locate the most cost-effective ground handling providers.  Mesaba does not have long-term agreements with Northwest or Pinnacle. If Northwest or Pinnacle terminate Mesaba’s ground handling services, Mesaba’s financial results would be materially affected, both through a loss of revenue and increased transition expenses.

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

In January 2004, MAIR entered into a letter agreement with ALPA that may limit the types of aircraft Big Sky may fly and may place additional requirements on MAIR if it forms or acquires any other airline subsidiary.  These possible limitations were included in Mesaba’s negotiations with its pilots in Mesaba’s bankruptcy proceedings, and the Bankruptcy Court ruled that Mesaba cannot reject the letter agreement.  In December 2006, MAIR initiated litigation against ALPA requesting a declaratory judgment that the letter agreement is terminable at will.  Although MAIR believes strongly in the merit of its case, if the court upholds the letter agreement, MAIR could be prevented from expanding Big Sky.

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

Risks Related to the Company’s Stock

Together, certain of the Company’s shareholders own  a significant portion of the Company’s stock and could ultimately control decisions regarding the Company.

Several of the Company’s shareholders own significant blocks of the Company’s common stock.  Accordingly, they may be able to determine or significantly influence the outcome of corporate actions requiring shareholder approval.  As a result, these parties may be in a position to control matters affecting the Company, including decisions as to the Company’s direction and policies; future issuances of securities, incurrence of debt, amendments to the Company’s articles of incorporation and bylaws, payment of dividends on the Company’s common stock; and acquisitions, sales of the Company’s assets, mergers or similar transactions, including transactions involving a change of control.  As a result, some investors may be unwilling to purchase the Company’s common stock.  In addition, if the demand for the Company’s common stock is reduced because of these shareholders’ control of the Company, the price of the Company’s common stock could be materially depressed.  Northwest also owns 27.5% of the Company’s stock and a warrant to purchase an additional 4.1 million shares.  MAIR has entered into an agreement with Northwest to purchase these shares and cancel the warrant.  If this agreement does not close, Northwest will continue to have the ability to exert influence as a large shareholder of the Company.

Future sales of the Company’s common stock by its shareholders could depress the price of the Company’s stock.

Sales of a large number of shares of the Company’s common stock or the availability of a large number of shares for sale could adversely affect the market price of the Company’s common stock.  As of December 31, 2006, the Company had 20,591,840 shares of common stock outstanding.  Several of the Company’s shareholders own substantial blocks of the Company’s common stock.  Future sales of large blocks of the Company’s common stock could substantially depress the Company’s stock price.

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

ITEM 6.  EXHIBITS

Exhibit Number	Document Description
2.1	Mesaba Plan of Reorganization dated January 22, 2007. Filed herewith.
10.20	Stock Purchase Agreement, dated January 22, 2007, between Northwest Airlines, Inc. and MAIR Holdings, Inc. Filed herewith.
10.21	Stock Purchase and Reorganization Agreement, dated January 22, 2007, between Northwest Airlines, Inc. and Mesaba Aviation, Inc. Filed herewith.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIR Holdings, Inc.

Dated: February 8, 2007	By:	/s/ Robert E. Weil
Robert E. Weil Vice President, Chief Financial Officer and Treasurer (principal financial officer and an authorized signatory)