Form 10-K
period 2007-03-31
MAIR HOLDINGS INC
filed 2007-06-19
CIK 835768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 0-17895

MAIR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1616499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 South Fifth Street, Suite 1360

Minneapolis, Minnesota  55402

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (612) 333-0021

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market, LLC

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

The aggregate market value of the voting stock held by non-affiliates as of September 30, 2006 was $62 million.

As of June 1, 2007, there were 15,008,285 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy statement for the registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference into the Part III Items 10, 11, 12, 13 and 14 of this Form 10-K.

MAIR HOLDINGS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2007

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K of MAIR Holdings, Inc. (“MAIR” or the “Company”) under the caption “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking and are based upon information currently available to the Company.  The Company, through its officers, directors or employees, may also from time to time make oral forward-looking statements.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.  Many important factors that could cause such a difference are described in “Item 1A.  Risk Factors” in this Annual Report on Form 10-K.

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

PART I

Item 1.  BUSINESS

MAIR is the holding company for Big Sky Transportation Co. (“Big Sky”), a regional air carrier based in Billings, Montana.  As of March 31, 2007, MAIR was also the holding company for Mesaba Aviation, Inc. (“Mesaba”), a regional air carrier based in Minneapolis, Minnesota.  The Company’s consolidated financial statements include the accounts of MAIR and Big Sky, as well as Mesaba until Mesaba’s bankruptcy filing on October 13, 2005 (the “Petition Date”).  All intercompany transactions and balances have been eliminated in consolidation.  As discussed below, the accounts of Mesaba have been deconsolidated from the Company’s consolidated financial statements effective as of the Petition Date.

Mesaba filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Minnesota (the “Bankruptcy Court”) on the Petition Date, after which Mesaba operated its business as a debtor-in-possession pursuant to the Bankruptcy Code.  Mesaba filed its plan of reorganization on January 22, 2007, which provided for Mesaba to exit bankruptcy as a wholly-owned subsidiary of Northwest Airlines, Inc. (“Northwest”).  The plan of reorganization was approved by the Bankruptcy Court on April 9, 2007.  On April 24, 2007, the plan of reorganization became effective and Mesaba exited bankruptcy as a wholly-owned subsidiary of Northwest, and, therefore, is no longer owned by MAIR.  As a result, Mesaba’s financial statements for fiscal 2007 are reported in “Item 8. Financial Statements and Supplementary Data – Note 18” on a condensed basis.

Due to Mesaba’s bankruptcy and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, MAIR deconsolidated Mesaba’s financial results effective as of the Petition Date.  As a result, Mesaba’s assets and liabilities have been removed from the Company’s consolidated balance sheets as of the Petition Date and through March 31, 2007.  Mesaba’s results of operations have been removed from the Company’s consolidated results of operations and cash flows since the Petition Date, but continue to be included in such consolidated financial statements for periods prior to the Petition Date.

MAIR has accounted for Mesaba’s financial results under the equity method of accounting since Mesaba’s bankruptcy filing on October 13, 2005.  In accordance with Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, MAIR evaluated whether its investment in Mesaba had experienced an other-than-temporary impairment as of March 31, 2006.  MAIR’s evaluation utilized a market and income approach, including a discounted cash flow analysis.  After analyzing Mesaba’s actual losses in fiscal 2006, projected losses in fiscal 2007 as it transitioned to a Saab-only operation, Mesaba’s five-year Saab business plan and Mesaba’s liabilities subject to compromise as of March 31, 2006, MAIR concluded that its remaining investment in Mesaba had experienced an other-than-temporary impairment.  Accordingly, effective March 31, 2006, MAIR recorded an $8.9 million impairment charge to write off its remaining equity investment in Mesaba.  The impairment charge was recorded in “Impairment and other charges” in the fiscal 2006 consolidated statement of operations.

As of March 31, 2007, Mesaba reported a net loss of $71.3 million.  MAIR did not record any additional losses in its consolidated financial statements due to MAIR not having any further obligations to fund any of Mesaba’s additional losses.

The provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), applied to Mesaba’s financial statements while Mesaba operated under the provisions of Chapter 11 of the Bankruptcy Code.  SOP 90-7 does not change the application of accounting principles generally accepted in the United States of America (“GAAP”) in the preparation of financial statements.  However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  See “Item 8. Financial Statements and Supplementary Data – Note 18” for the condensed financial statements of Mesaba presented in accordance with SOP 90-7 on a stand-alone basis as of

March 31, 2007 and 2006, and its results of operations for each of the three years in the period ended March 31, 2007.

Since the Petition Date, intercompany balances between MAIR and Mesaba have not been eliminated. As of March 31, 2007 and 2006, MAIR had an intercompany payable to Mesaba of $0.8 million and $0.1 million, respectively, and Mesaba had equal intercompany amounts receivable from MAIR.  During the third quarter of fiscal 2007, MAIR received $5.5 million in tax refunds related to net operating loss (“NOL”) carryback claims for fiscal 2006 and 2005, of which $2.9 million was payable to Mesaba in accordance with the Company’s tax sharing agreement.  During the fourth quarter of fiscal 2007, MAIR, Mesaba and the Internal Revenue Service (“IRS”) reached a settlement regarding Mesaba’s accounting for per diem allowances during fiscal years 2001 through 2004.   Under the settlement agreement MAIR agreed to pay the IRS $1.7 million in taxes and interest on behalf of Mesaba for adjustments to taxable income for the reclassification of per diem amounts for fiscal years 2002 and 2003.  The IRS adjustment and NOL carryback for fiscal 2004 created an additional $0.2 million receivable from Mesaba to MAIR.  The tax return for fiscal 2005 was amended to incorporate the IRS adjustments and resulted in a net additional $0.2 million receivable from Mesaba to MAIR.

As a result of the April 2007 settlement of MAIR’s proof of claim in Mesaba’s bankruptcy proceedings, MAIR may be responsible for certain of Mesaba’s tax obligations incurred through April 24, 2007, the effective date of Mesaba’s plan of reorganization, for those states in which MAIR and Mesaba historically filed a unitary tax return. Although management does not believe there is any remaining exposure, under the settlement between MAIR and Mesaba, Mesaba agreed to relinquish its right to the $0.8 million intercompany balance so that MAIR can use these funds to pay any Mesaba tax obligations that taxing authorities seek to collect from MAIR.

Operations

Big Sky operates as a regional air carrier based in Billings, Montana, providing scheduled passenger, freight, express package and charter services.  As of March 31, 2007, Big Sky provided scheduled air service to 18 communities in Montana, Colorado, Idaho, Illinois, Oregon, Wyoming and Wisconsin.  Big Sky operates daily scheduled flights providing interline and online connecting services and local market services.  Big Sky also has code-sharing agreements with Alaska Airlines, Horizon Air, US Air and Northwest, where its services are marketed jointly with those air carriers for connecting flights.

In April 2007, Big Sky began operations for Delta Air Lines, Inc. (“Delta”) serving communities to and from Boston, Massachusetts, as a Delta Connection carrier.  As of April 8, 2007, Big Sky provided Delta Connection service to six cities in New York, Maine and Massachusetts with a fleet of three Beechcraft 1900D aircraft.  During the remainder of fiscal year 2008, Big Sky is scheduled to increase this operation by adding five additional aircraft and providing service to other similar communities.

Big Sky participates in the Essential Air Service (“EAS”) program with the Department of Transportation (“DOT”).  The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service based on their passenger traffic.  The DOT pays EAS subsidies for each departure in a covered market. During the years ended March 31, 2007, 2006 and 2005, Big Sky recognized revenue from EAS subsidies of $7.9 million, $8.0 million, and $7.3 million, respectively.

Regulations

Pursuant to Federal aviation laws, the DOT and the Federal Aviation Administration (“FAA”) have certain regulatory authority over the operations of all air carriers.  The jurisdiction of the FAA extends primarily to the safety and operational provisions of the Federal Aviation Act, while the responsibility of the DOT involves principally the regulation of certain economic aspects of airline operations.

FAA Regulation

Big Sky holds an air carrier certificate issued by the FAA permitting Big Sky to conduct flight operations in compliance with Federal Aviation Regulations, which are the same regulatory requirements applicable to major airlines.  The FAA regulations to which Big Sky is subject are extensive and include, among other items, regulation of aircraft maintenance and operations, equipment, ground facilities, dispatch, communications, training, weather observation, flight personnel and other matters affecting air safety.  To ensure compliance with its regulations, the FAA requires airlines to obtain operating, airworthiness and other certificates that are subject to suspension or revocation for cause.  Big Sky holds all certificates necessary for its operations.

Under FAA regulations, Big Sky has established, and the FAA has approved, maintenance programs for the aircraft it operates.  These programs provide for the ongoing maintenance of Big Sky’s aircraft, ranging from frequent routine inspections to major overhauls.  Big Sky’s aircraft require various levels of maintenance or “checks” and periodically undergo complete overhauls.  Maintenance programs are monitored closely by the FAA, with FAA representatives routinely present at the airline’s maintenance facilities.  The FAA issues Airworthiness Directives (“ADs”), which mandate changes to an air carrier’s maintenance program.  These ADs, which include requirements for structural modifications to certain aircraft, are issued to ensure that the nation’s transport aircraft fleet remains airworthy.  Big Sky is currently, and expects to remain, in compliance with all applicable requirements under all ADs and FAA approved maintenance programs.

DOT Regulation

Big Sky holds a Certificate of Public Convenience and Necessity issued by the DOT under federal aviation laws.  As a certificated carrier, Big Sky is required to file quarterly reports with the DOT, including a report of aircraft operating expenses and related statistics.

Transportation Security Administration Regulation

In response to the terrorist attacks of September 11, 2001, Congress enacted the Aviation and Transportation Security Act of 2001 (the “ATSA”).  The ATSA created the Transportation Security Administration (the “TSA”) to oversee aviation and airport security.  Among other security measures, the ATSA enhanced background checks, provided for federal air marshals aboard flights, improved flight deck security, enhanced airline crew security training, improved training of security screening personnel and enhanced airport perimeter security.

Railway Labor Act

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

Environmental Regulations

Big Sky is subject to regulation under various environmental laws and regulations, including the Clean Air Act, the Clean Water Act and Comprehensive Environmental Response, Compensation and Liability Act of 1980.  In addition, many state and local governments have adopted environmental laws and regulations to which Big Sky’s operations are subject.  Environmental laws and regulations are administered by numerous federal and state agencies.  Management of Big Sky believes that Big Sky is in compliance with standards for aircraft exhaust emissions and fuel storage facilities issued by the Environmental Protection Agency and state and local agencies.

Other Regulations

Under the Noise Control Act of 1972 and the Aviation Safety and Noise Abatement Act of 1979, the FAA has authority to monitor and regulate aircraft engine noise.  Management of Big Sky believes that Big Sky’s aircraft comply with or are exempt from such regulations.

Insurance

The Company carries the types of insurance customary in the airline industry, including coverage for public liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability, war risk, directors’ and officers’ liability and workers’ compensation.

Big Sky was given the option under the ATSA to purchase certain third-party war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market.  Big Sky has purchased this insurance from the FAA as provided under the ATSA.

Competition

The airline industry is highly competitive as a result of the Airline Deregulation Act of 1978 (the “Deregulation Act”), which generally increased competition by eliminating restrictions on fares and route selection.  The Deregulation Act also contributed to the withdrawal of national and major carriers from short-haul markets by allowing them to more easily obtain additional long-haul routes, which can be served more efficiently and profitably by larger jet aircraft.  Elimination of barriers to entry into new markets, however, also created greater potential for competing service by other carriers operating small, fuel-efficient aircraft on short-haul routes serving small and medium-sized cities.  Big Sky competes with other regional airlines on most routes it serves.  Big Sky also faces competition from regional carriers offering service to alternative hubs for connecting flights.  Other carriers, including major carriers, can at any time institute competing service on routes served by Big Sky.

Competitive factors in the airline industry generally include fares, frequency and dependability of service, convenience of flight schedules, type of aircraft flown, airports served, relationships with travel agents and efficiency and reliability of reservations systems and ticketing services.  The compatibility of flight schedules with those of other airlines and the ability to offer through fares and convenient inter-airline flight connections are also important competitive factors.

Fuel

Big Sky purchases its fuel under arrangements with several fuel suppliers.  None of these arrangements provides protection from fluctuations in fuel prices and supply.  Big Sky believes that its arrangements assure an adequate supply of fuel for current and future operations.  In fiscal 2007, Big Sky did not purchase any fuel from Northwest.  Big Sky purchased fuel from Northwest for $1.4 million and $1.7 million in fiscal 2006 and 2005, respectively.

Fares

Big Sky generates its passenger revenues from passenger ticket sales through its own reservations center, through participation in Airline Reporting Corp., a clearinghouse for travel agencies, and through on-line e-ticketing via Big Sky’s website at www.bigskyair.com.  Big Sky has ticketing and baggage agreements with all major airlines that serve its regions, which allow its services to be sold by those airlines.  Big Sky establishes its passenger fares on a market-by-market basis utilizing a combination of factors, including the cost of providing the service based upon projected passenger levels, the competitive price of alternative means of transportation (including both air and surface) and the distance between markets.

Aircraft Maintenance

The maintenance performed on Big Sky’s aircraft can be divided into two general categories:  routine line maintenance and major overhauls.  Line maintenance consists of routine daily and weekly scheduled maintenance checks on aircraft, including pre-flight, daily, weekly and overnight checks and any diagnostic and routine repairs.  Big Sky employs its own aircraft, avionics and engine maintenance staffs that perform substantially all routine line maintenance to the aircraft and engines.  Major overhauls on Big Sky’s fleets, including airframes, engines and other rotable parts, are performed internally or at FAA authorized facilities.

Airport and Terminal Services

Big Sky leases airport counter, baggage and ramp space for ground services and customer services at all of the cities it currently serves.  Big Sky contracts for ground handling services from other airlines as needed.

Employees

As of March 31, 2007, MAIR had six employees, and Big Sky employed 363 employees.  Approximately 53% of Big Sky’s employees are represented by labor unions.  Big Sky did not have any official work stoppages during fiscal 2007.  Big Sky’s labor agreements are as follows:

	Approximate
	Number of		Amendable
Employee Group	Employees	Union	Date
Pilots	123	United Transportation Union	December 2009
Mechanics	55	International Association of Machinists and Aerospace Workers	August 2010
Dispatchers	16	United Transportation Union	December 2009
Customer service agents	125	None
Management / Administrative / Clerical	44	None
	363

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

Recent Developments

In December 2006, Delta announced that it had selected Big Sky to operate up to eight Beechcraft 1900D aircraft for Delta between Boston and various cities in the northeast United States.  On March 12, 2007, Big Sky and Delta executed a Hosted Prorate Agreement (“HPA”) governing the Boston operation.  Under the HPA, Delta is responsible for all ticketing and reservations for flights operated by Big Sky.  Big Sky receives 100% of the ticketing revenue for all local traffic on Big Sky flights.  Big Sky receives a prorated portion of the ticket revenue for passengers who connect through Boston to other Delta destinations.  On the same date, Big Sky entered into an agreement with Champlain Enterprises, Inc. d/b/a CommutAir (“CommutAir”) to purchase eight Beechcraft 1900D aircraft and related spare parts with delivery scheduled during the last half of calendar 2007.  Big Sky began its Boston operations in April 2007.  Additionally, Big Sky was awarded a two-year contract from the DOT to provide EAS service between Massena, Ogdensburg and Watertown, New York to Boston, Massachusetts.  This service began in April 2007, and is a part of Big Sky’s Delta operations.

In January 2007, Mesaba and Northwest entered into a Stock Purchase and Reorganization Agreement (“SPRA”) by which Mesaba was to exit bankruptcy as a wholly-owned operating subsidiary of Northwest subject to the approval of Mesaba’s and Northwest’s respective bankruptcy courts.  Northwest’s bankruptcy court approved the SPRA on February 27, 2007.  The Bankruptcy Court approved Mesaba’s plan of reorganization on April 9, 2007.  Mesaba’s plan of reorganization became effective on April 24, 2007, at which time Mesaba exited bankruptcy.  Thus, on April 24, 2007, MAIR’s ownership of Mesaba ceased.

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

Risks Related to Mesaba’s Bankruptcy

If the final creditors’ claims allowed in Mesaba’s bankruptcy proceedings exceed $125 million, MAIR will not receive an equity distribution from Mesaba’s bankruptcy estate.

As a part of Mesaba’s bankruptcy plan of reorganization, Northwest allowed Mesaba a $145 million claim in Northwest’s own bankruptcy case.  This claim was subsequently sold to The Goldman Sachs Group, Inc. (“Goldman Sachs”) for approximately $125 million, and the proceeds of this sale were used to fund the liquidating trust established to make distributions to Mesaba’s creditors.  MAIR has an allowed claim of approximately $6.2 million in Mesaba’s bankruptcy estate.  In addition, Northwest assigned its $7.3 million allowed claim in Mesaba’s bankruptcy to MAIR.  Therefore, MAIR could receive up to $13.5 million in distributions from Mesaba’s bankruptcy estate, and distributions for these claims will be made pro rata with other unsecured creditors’ claims.  Mesaba estimated the total creditors’ claims in its bankruptcy case at approximately $94 million.  If this estimate proves correct, after all creditors are paid, MAIR could receive up to an additional $31 million for its equity ownership of Mesaba.  However, the failure of Mesaba’s bankruptcy estate to settle creditors’ claims could result in a larger portion of the liquidating trust being distributed to creditors.  In such event, MAIR could receive a lower amount, or no amount at all, in distributions for its equity ownership of Mesaba.

If MAIR is unable to find an alternate sublessee for Mesaba’s Cincinnati/Northern Kentucky Airport facility, MAIR may be required to accrue an additional $9.4 million of expense related to the bonds associated with the initial financing of the facility.

Prior to its bankruptcy, Mesaba leased a facility at the Cincinnati/Northern Kentucky International Airport, but vacated the facility and ceased making the required lease payments on it in November 2005.  In 1999, MAIR unconditionally guaranteed full and prompt payment of the ground lease and the bonds associated with the initial financing of the facility.  In accordance with this guaranty, MAIR has made the required bond and ground lease payments due since November 2005.  In April 2006, in exchange for the bondholders forbearing acceleration of the bonds, MAIR delivered a letter of credit to the bondholders to assure payment of the bonds.  Subsequently, Mesaba rejected the facilities lease associated with the facility, but assumed and assigned the related ground lease to MAIR.  The Airport Board consented to the assignment of the ground lease.  MAIR and the bondholders are negotiating an amendment to the original forbearance that provides for the bondholders’ continued forbearance to allow MAIR a specified number of months to identify a new tenant and execute a sublease for the property.  As of December 31, 2005, MAIR recorded a $4.8 million liability with respect to the lease and guaranty, which assumed that the facility would remain vacant for two years, during which time MAIR would continue to make the bond and lease payments, and that thereafter MAIR would be able to sublease the facility at a 20% discount.  At March 31, 2007, this accrued liability totaled $3.4 million.  If MAIR is unable to find an alternate sublessee for the facility, the bondholders have the right to call the bonds, and MAIR may be required to record an additional liability of up to $9.4 million.

Risks Related to the Company’s Business and Operation

Big Sky’s success is dependent on its ability to obtain all necessary aircraft, engines, parts and related maintenance and support from various aircraft manufacturers and vendors.

Big Sky is dependent on various aircraft manufacturers and other vendors to provide sufficient parts and related maintenance and support services on a timely basis.  Additionally, Big Sky relies on various engine manufacturers for parts, repair and overhaul services and other types of support services.  The failure of aircraft or engine manufacturers and other vendors to provide parts or related services on a timely, cost-effective basis could materially and adversely affect Big Sky’s business, financial condition and results of operations.

Big Sky could incur significant costs if it experiences difficulty finding, training and retaining employees.

Big Sky’s business is labor-intensive and requires large numbers of pilots, maintenance technicians and other personnel.  The airline industry has from time to time experienced a shortage of qualified personnel, specifically pilots and maintenance technicians.  In addition, as is common with most airline competitors, Big Sky has faced turnover of its employees.  For example, Big Sky’s pilots and maintenance technicians may leave to work for larger airlines which generally offer higher salaries and more extensive benefit programs than regional airlines are financially able to offer.  In addition, Big Sky will nearly double the size of its pilot workforce in fiscal 2008 as it expands its Boston operation with Delta.  In the event of a significant increase in the turnover of employees in the above-mentioned positions, Big Sky would incur significantly higher training costs than would otherwise be necessary.  Big Sky cannot provide assurance that it will be able to recruit, train and retain the qualified employees it requires to carry out its business plan.

Big Sky could be adversely affected by the highly competitive nature of the airline industry.

The airline industry is highly competitive, and Big Sky competes with low-cost airlines and regional carriers on many of its routes.  Some of these competitors are significantly larger and possess greater resources than Big Sky.  Moreover, any new entry in the markets Big Sky serves could lessen the economic benefits Big Sky derives from servicing these markets.

MAIR’s ability to diversify within the airline industry may be limited by the terms of its side letter agreement with Mesaba’s pilots’ union.

In January 2004, MAIR entered into a letter agreement with the Air Line Pilots Association, International (“ALPA”), Mesaba’s pilots’ union, that may limit the types of aircraft Big Sky may fly and may place additional requirements on MAIR if it forms or acquires any other airline subsidiary.  In December 2006, MAIR notified ALPA that MAIR terminated the letter agreement.  MAIR subsequently filed a lawsuit in federal district court in Houston, Texas requesting a declaratory judgment that the letter agreement contains no termination date and is, therefore, terminable-at-will.  If MAIR does not prevail in this litigation, MAIR may not be able to expand Big Sky or otherwise diversify MAIR’s operations in the airline industry.

Big Sky’s compliance with various regulations governing the airline industry can be costly, and Big Sky could be harmed if it fails to comply with such regulations.

Airlines are subject to extensive regulatory and legal requirements that involve significant compliance costs that can result in increased costs for passengers and the airline.  The FAA, DOT and TSA periodically propose additional laws, regulations, taxes and airport rates and charges.  Such measures could have the effect of raising ticket prices, reducing revenue, increasing costs or reducing demand for air travel.  Big Sky expects to continue incurring expenses to comply with existing and future regulations.  Moreover, if Big Sky fails to comply with applicable regulations, it may be subject to sanctions, including the following:

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

The terrorist attacks of September 11, 2001 and the prolonged unrest in the Middle East materially affected and continue to affect the airline industry.  Concerns about further terrorist attacks have had a negative impact on air travel demand.  In addition, security procedures introduced at airports since the attacks have increased the inconvenience of air travel, both in reality and in customer perception, leading to further reduction in demand.  Finally, the continued rise in jet fuel prices has had an adverse economic effect on all airlines, including Big Sky.  Additional terrorist attacks, the fear of such attacks, continued conflict in Iraq, Afghanistan or other countries or continued increases in fuel prices could further affect the airline industry and could cause general instability in financial markets.

Because a substantial portion of air travel, including business travel, is discretionary, the industry tends to experience adverse financial results during general economic downturns.  Soft economic conditions continue to put pressure on the profitability of the industry.  Any general decline in passenger traffic may harm the Company’s business.

Big Sky’s operations are also subject to delays caused by factors beyond Big Sky’s control, including air traffic congestion at airports, adverse weather conditions and increased security measures.  Such delays frustrate passengers, reduce aircraft utilization and increase costs, all of which may affect profitability and harm the Company’s financial condition and results of operations.

Big Sky is increasingly dependent upon technology in its operations, and any failure of such technology could adversely affect it.

Big Sky has made investments in technology to manage its operations.  In particular, the systems operations control center, which oversees daily flight operations, is dependent on a number of technology systems to operate effectively.  These technology systems may be vulnerable to various sources of interruption due to events beyond Big Sky’s control, including natural disasters, terrorist attacks, computer viruses and hackers.  In addition, large-scale interruption in technology on which Big Sky depends, such as power, telecommunications or the Internet, could substantially disrupt Big Sky’s operations.

Any airline accident in which Big Sky is involved could subject Big Sky to substantial liability and seriously harm the Company’s financial condition and results of operations.

An accident involving Big Sky aircraft could result in injuries and loss of life and, therefore, result in significant claims from injured persons and surviving relatives.  An accident could also result in substantial property damage, loss of aircraft from service and adverse publicity for the affected airline.  The DOT requires airlines to carry liability insurance.  Although Big Sky believes its liability insurance is in amounts and of the type generally consistent with industry practice, substantial claims resulting from an accident in excess of insurance coverage would harm the Company’s business and financial results.  Any resulting claims would also be costly to defend and could harm Big Sky’s reputation.  Moreover, any aircraft accident, even if fully insured or not directly involving Big Sky, could cause a public perception that flying is less safe or reliable than other transportation alternatives, which could harm the Company’s financial condition and results of operations.

Risks Related to the Company’s Stock

Lack of sufficient aviation-related business opportunities or lack of shareholder support may preclude MAIR from implementing its diversification strategy.

Following Mesaba’s exit from bankruptcy as a subsidiary of Northwest, MAIR’s only operating subsidiary is Big Sky.  Additionally, MAIR has approximately $66 million of cash and investments at March 31, 2007.  MAIR has expressed its desire to continue to grow Big Sky’s operation and seek other business opportunities within the airline industry.  Meanwhile, certain of MAIR’s shareholders have publicly stated their belief that MAIR should return its cash to its shareholders.  MAIR has been reviewing various strategic alternatives for diversifying, and each alternative is weighed against the value of returning cash to MAIR’s shareholders.  If MAIR is unable to identify acceptable diversification opportunities or if it is unable to obtain shareholder support for those opportunities it does identify, MAIR may return some or all of its cash to its shareholders.  In such event, MAIR may effectively be precluded from pursuing any other strategic transactions.

Future sales of the Company’s common stock by its shareholders could depress the price of the Company’s stock.

Sales of a large number of shares of the Company’s common stock or the availability of a large number of shares for sale could adversely affect the market price of the Company’s common stock.  As of March 31, 2007, the Company had 15,008,285 shares of common stock outstanding.  Several of the Company’s shareholders own substantial blocks of the Company’s common stock.  Future sales of these large blocks of the Company’s common stock could substantially depress the Company’s stock price.

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

•                  securities analysts’ estimates;

•                  material announcements by the Company or Big Sky’s competitors;

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Aircraft

Big Sky

The following table sets forth certain information as to Big Sky’s passenger aircraft fleet as of March 31, 2007.

			Approximate	Approximate
	Number of	Seating	Single Flight	Average Cruising
Type of Aircraft	Aircraft	Capacity	Range (miles)	Speed (mph)
Operating:
Beechcraft 1900D	10	19	750	325
Nonoperating:
Metro III	1

As of March 31, 2007, Big Sky’s fleet of Metro and Beechcraft aircraft had remaining lease terms of 5 to 44 months and aggregate monthly lease payments of approximately $0.2 million. On March 12, 2007, Big Sky entered into an agreement with CommutAir to purchase eight Beechcraft 1900D aircraft and related spare parts with delivery scheduled during the last half of calendar 2007.  Big Sky is in the process of obtaining financing for these aircraft.

Facilities

MAIR

MAIR’s executive offices are located in downtown Minneapolis, Minnesota.  MAIR leases approximately 3,370 square feet of office space with lease payments of approximately $6,000 per month.  The lease expires on September 30, 2010 but contains an early termination provision allowing the lease to be cancelled on September 30, 2007.

Big Sky

Big Sky’s main hangar and operations offices are located at the Billings Logan International Airport in Billings, Montana.  The main facility consists of a 12,000 square foot building that can hold three aircraft for maintenance, a parts warehouse, back shop area and two floors of offices.  A two-story building adjacent to the hangar houses Big Sky’s operations center and flight administration offices.  These buildings are situated on approximately 83,000 square feet of land owned by the City of Billings and leased to Big Sky on long-term facility and ground leases.  The facility lease has a 19-year term, and the ground lease has a 26-year term.  In April 2007, Big Sky entered into a five year agreement to lease approximately 5,000 square feet of office space in downtown Billings for various administrative and reservation functions. The combined monthly lease payments for all of Big Sky’s facilities are approximately $15,000.

Item 3.  LEGAL PROCEEDINGS

Mesaba Bankruptcy

On October 13, 2005, Mesaba filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court.  The Bankruptcy Court is administering Mesaba’s case under the caption “In re Mesaba Aviation, Inc., dba Mesaba Airlines, Case No. 05/39258(GFK).”  On April 9, 2007, the Bankruptcy Court approved Mesaba’s plan of reorganization, under which Mesaba exited bankruptcy on April 24, 2007 as a wholly-owned operating subsidiary of Northwest.  The Bankruptcy Court will continue to administer the estate and supervise the distribution of funds from the bankruptcy estate’s liquidating trust.  For more information on Mesaba’s plan of reorganization, see “Item 8. Financial Statements and Supplementary Data – Note 14.”

Goldman Sachs Bankruptcy Claim

Goldman Sachs Credit Partners, L.P. (“Goldman”) is the largest creditor in Mesaba’s bankruptcy proceedings, and it holds approximately $58 million in disputed claims asserted by itself or purchased from other creditors.  All of Goldman’s disputed claims are for aircraft and equipment leases that were rejected by Mesaba.  Goldman has asserted that the stipulated loss provisions of the applicable leases, under which liquidated damages are calculated, should apply to determine the total claim amount due to Goldman.  Mesaba’s bankruptcy estate has filed for summary judgment with the

Bankruptcy Court asserting that the liquidated damages constitute unenforceable penalties.  Mesaba’s bankruptcy trustee instead believes that the claim allowed to Goldman should reflect actual damages suffered, which is the amount related to Goldman’s claim that is recorded in Mesaba’s liabilities subject to compromise.  Mesaba’s bankruptcy estate will be funding the litigation expenses related to the Goldman claim and will be responsible for making a distribution to Goldman following resolution of the claim.  Any payments in excess of actual damages by Mesaba’s bankruptcy estate would ultimately reduce the equity distribution MAIR expects to receive from the estate.

Saab Leasing Litigation

In 2002, Fairbrook Leasing, Inc., Lambert Leasing, Inc. and Swedish Aircraft Holdings AB (“Saab Leasing”) filed a declaratory judgment action against Mesaba relating to 20 Saab 340A (“340A”) aircraft leased by Mesaba.  In 2003, the District Court declared that the term sheet relating to the leases for the 340A aircraft was a binding preliminary agreement requiring Mesaba to negotiate in good faith toward the execution of long-term agreements for each of the 340A aircraft.  Mesaba appealed this ruling, and while the appeal was pending, Saab Leasing (relying on the District Court’s declaratory judgment ruling) filed a separate action in the District Court alleging approximately $35 million in damages for past due and future aircraft lease obligations.  While the damages action was pending, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court’s declaratory judgment ruling.  Despite the Eighth Circuit’s ruling, Mesaba believed, based on advice from its legal counsel, that it had defenses in the damages case that limited Saab Leasing’s ability to recover damages.  The District Court in the damages action agreed, and on July 6, 2006, granted Mesaba’s motion for partial summary judgment and ruled that Saab Leasing is not eligible to receive damages for the majority of its claims against Mesaba.

Because the potential damages for the remaining claim against Mesaba are not significant, Mesaba never established any accrual with regard to this litigation within its condensed financial statements. However, Mesaba was unable to reach a settlement with Saab Leasing within the context of Mesaba’s bankruptcy proceedings; thus, Mesaba’s bankruptcy estate consented to lift the automatic stay and allow Saab Leasing to appeal the District Court’s July 2006 ruling to the Eighth Circuit Court of Appeals.  Mesaba’s bankruptcy estate will now be required to fund any litigation expenses and any amounts that may be due to Saab Leasing if the District Court’s ruling is reversed.  Any such payments by Mesaba’s bankruptcy estate would ultimately reduce the equity distribution MAIR may receive from the estate.

ALPA Litigation

In January 2004, MAIR entered into a letter agreement with ALPA, Mesaba’s pilots’ union, that placed certain limits on the types of aircraft Big Sky may fly and placed additional requirements on other potential MAIR subsidiaries.  In December 2006, MAIR notified ALPA that MAIR terminated the letter agreement between the parties.  MAIR then initiated a lawsuit in federal district court in Houston, Texas requesting a declaratory judgment that the letter agreement contained no termination date and, therefore, was terminable-at-will.  MAIR has filed a motion for summary judgment, but the court has not yet ruled on this motion.  This litigation will not subject MAIR to any judgment for monetary damages, but instead was filed to allow MAIR to pursue expansion opportunities with Big Sky and with other potential airline subsidiaries.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Paul F. Foley, age 54, has been the President and Chief Executive Officer of MAIR since October 1999 and was President and Chief Executive Officer of Mesaba from October 1999 to September 2002.  He is also a director of MAIR.  He was Vice President at Atlas Air, Inc. from December 1996 to September 1999.  Mr. Foley graduated with a bachelor of science degree from Cornell University and a master of business administration degree from Southern Methodist University in Dallas, Texas.

Robert E. Weil, age 42, has been Vice President, Chief Financial Officer and Treasurer of MAIR since January 2000 and also served as Vice President, Chief Financial Officer of Mesaba from January 2000 to September 2002.

Mr. Weil was the Managing Director of Finance - Ground Operation for Northwest Airlines from December 1997 until joining MAIR.  He also held the position of Controller - Ground Operations and held various other finance positions at Northwest since 1991.  Mr. Weil graduated with a bachelor of arts degree in economics from Northwestern University and a master of management degree from Northwestern’s Kellogg Graduate School of Management.

Ruth M. Timm, age 37, joined the Company in April 2005 as its Vice President, General Counsel.  Ms. Timm was General Counsel at Integris Metals, Inc. from October 2004 until February 2005, when the company was sold to a competitor.  Ms. Timm was an associate in the corporate department of Leonard, Street and Deinard Professional Association from October 2000 until September 2004, and an associate at Maun & Simon, PLC from September 1999 to October 2000.  Ms. Timm served as a judicial law clerk for the Honorable Paul A. Magnuson, Chief Judge, U.S. District Court for the District of Minnesota from 1997 to 1999.  She received her law degree from Valparaiso University School of Law in 1997.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded under the symbol “MAIR” on the Nasdaq National Market.

The following table sets forth, for the periods indicated, the high and low price per share for the Company’s common stock for the two most recent fiscal years.  Quotations for such periods are as reported by Nasdaq for National Market issues.  The Company has not issued cash dividends since September 1995.  The Company is currently analyzing various strategic alternatives in aviation-related industries, and each of these alternatives will be weighed against the option of issuing dividends to the Company’s shareholders.

	Fiscal 2007		Fiscal 2006
Quarter	High	Low	High	Low
First	$6.21	$4.67	$10.23	$8.50
Second	$6.07	$5.03	$9.50	$5.67
Third	$7.17	$5.25	$6.03	$4.50
Fourth	$7.70	$6.51	$6.30	$4.61

On June 1, 2007, the number of holders of record of common stock was 527.

The transfer agent for the Company’s common stock is Wells Fargo Shareowner Services, 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone:  (651) 450-4064.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Plans approved by security holders	1,458,118	$6.87	1,685,883

The equity compensation plans approved by the Company’s shareholders are the 1994 Stock Option Plan, the 1996 Director Stock Option Plan and the 2000 Stock Incentive Plan.  The 2000 Stock Incentive Plan contains a provision that automatically increases the authorized shares available for grant on September 1 of each year by the lesser of

300,000 or 1% of the then outstanding common shares.  See “Item 8. Financial Statements and Supplementary Data, Note 10 – Shareholders’ Equity” for additional information regarding the Company’s equity compensation plans.

Company Stock Performance

The following graph provides a five-year comparison of the total cumulative returns for the Company’s Common Stock, the CRSP Index for the Nasdaq Stock Market (U.S. companies), and the CRSP Index for air carriers traded on NYSE, AMEX and Nasdaq.  The CRSP Indexes are prepared by the Center for Research in Security Prices of the University of Chicago.  The total cumulative return for each period is based on the investment of $100 on March 31, 2002, assuming compounded daily returns and the reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Returns

______  Company Common Stock

_ _ _ _  ¬ Nasdaq Stock Index

--------  ▲ Air Carrier Index

	March 28	March 31	March 31	March 31	March 31	March 30
	2002	2003	2004	2005	2006	2007
MAIR Holdings, Inc.	100.0	62.2	104.4	99.7	52.6	73.9
Nasdaq Stock Market (US Companies)	100.0	73.4	108.3	109.1	128.6	133.4
NYSE/AMEX/NASDAQ Stocks (1)	100.0	73.6	96.4	102.3	129.1	125.4

(1) Consists of U.S. Companies in Air Transportation, Scheduled and Air Courier Services

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2007	—	—	—	—
February 1 to February 28, 2007	—	—	—	—
March 1 to March 31, 2007	5,657,113	$6.25	—	—

In January 2007, MAIR and Northwest entered into a Stock Purchase Agreement (“SPA”) under which MAIR repurchased from Northwest all of the common stock of MAIR owned by Northwest.  Specifically, MAIR purchased 5,657,113 shares of stock from Northwest at a purchase price of $6.25 per share.  The closing for the stock purchase occurred on March 12, 2007, at which time MAIR paid Northwest $4.25 per share, or approximately $24 million, and Northwest returned all of the shares to MAIR for cancellation.  MAIR will be required to pay to Northwest the remaining $2.00 per share, or approximately $11.3 million, the earlier of October 22, 2007 or the date on which MAIR receives at least $25 million in distributions from Mesaba’s bankruptcy estate on account of MAIR’s equity interest in Mesaba.  The remaining payment is reflected in accounts payable within the consolidated financial statements.  On March 12, 2007, Northwest also returned to MAIR for cancellation a warrant it held to purchase an additional 4,112,500 shares of MAIR’s stock.  The warrant was issued to Northwest in connection with Mesaba’s and Northwest’s’ August 29, 2005 Airline Services Agreement (the “ASA”), but had never vested.

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

Balance Sheet Data:

	As of March 31 (in thousands)
	2007	2006	2005	2004	2003

Current assets	$63,339	$98,436	$187,547	$174,934	$158,976
Property and equipment, net	1,680	1,423	38,421	39,722	43,798
Long-term investments	11,357	19,484	43,240	39,984	32,162
Other noncurrent assets, net	15,314	2,599	11,746	14,167	15,052
Total assets	$91,690	$121,942	$280,954	$268,807	$249,988

Current liabilities	$23,403	$12,571	$82,206	$77,098	$65,372
Other noncurrent liabilities	1,081	772	6,069	7,448	7,161
Shareholders’ equity	67,206	108,599	192,679	184,261	177,455
Total liabilities and shareholders’ equity	$91,690	$121,942	$280,954	$268,807	$249,988

Statement of Operations Data:

	For the Years Ended March 31
	(in thousands, except share data)
			As restated
	2007	2006	2005	2004	2003

Operating revenues	$23,932	$256,279	$442,610	$432,789	$456,880
Operating expenses	38,554	318,980	433,971	428,763	448,549
Operating (loss) income	$(14,622)	$(62,701)	$8,639	$4,026	$8,331

Equity in loss of Mesaba Aviation, Inc.	$—	$(39,953)	$—	$—	$—

Net (loss) income	$(7,405)	$(82,848)	$7,355	$4,496	$4,151

Net (loss) income per share-basic	$(0.36)	$(4.02)	$0.36	$0.22	$0.20
Weighted average number of issued shares outstanding-basic	20,333	20,584	20,505	20,334	20,308

Net (loss) income per share-diluted	$(0.36)	$(4.02)	$0.35	$0.22	$0.20
Weighted average common and potentially dilutive common shares outstanding-diluted	20,333	20,584	21,050	20,562	20,357

Selected Operating Data:

	For the Years Ended March 31
	2007	2006	2005	2004	2003

Big Sky (1)
Passengers	112,917	113,525	85,455	105,913	39,587
Available seat miles (“ASM”) (2)	83,829	77,786	59,284	75,188	29,810
Revenue passenger miles (3)	32,656	32,193	21,630	27,066	10,630
Load factor (4)	39.0%	41.4%	36.5%	36.0%	35.7%
Block hours flown	21,842	20,839	16,396	20,307	9,456
Departures	22,143	21,615	19,423	23,245	8,415
Revenue per ASM	0.285	0.263	0.254	0.219	0.193
Cost per ASM	0.344	0.363	0.337	0.267	0.262

(1)            Big Sky was purchased by MAIR in December 2002.  Operating data for fiscal 2003 is from the date of purchase to March 31, 2003.

(2)            ASM are determined by multiplying the number of seats available for passengers by the number of miles flown.  Amounts are in thousands.

(3)            Revenue passenger miles are determined by multiplying the number of fare-paying passengers carried by the distance flown.  Amounts are in thousands.

(4)            Load factor is determined by dividing revenue passenger miles by available seat miles.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements.  The Company’s operations and financial results are subject to various risks and uncertainties as discussed in “Item 1A.  Risk Factors.”

Year in Review and Outlook

Summary

At the outset of fiscal year 2007, MAIR was facing a number of significant challenges.  Mesaba had been in bankruptcy for six months, its labor negotiations were in disarray and Northwest had threatened to not only take away Mesaba’s Avro and Canadair regional jet operations, but also send Mesaba’s Saab business out for bid with other regional airlines.  Separately, Mesaba’s creditors’ committee had launched an investigation of the management fees and dividends paid between Mesaba and MAIR over the previous five years.  In addition, with fuel prices at $60 per barrel, Big Sky was unable to find a way to profitably operate its fleet of ten Beechcraft 1900D aircraft.

In this environment, MAIR set the following goals for fiscal 2007:

•                  Retaining the cash at MAIR to preserve financial flexibility as Mesaba reorganized in bankruptcy;

•                  Maintaining operating and safety performance at both subsidiaries;

•                  Maximizing MAIR’s equity value in Mesaba by minimizing creditor’s claims and developing a plan of reorganization;

•                  Stabilizing Big Sky’s business plan by expanding its 19-seat operation and pursuing other partnerships; and

•                  Exploring other growth opportunities to maximize shareholder value.

By the end of fiscal 2007, MAIR had achieved its goals, positioning the Company to set out in a new direction in fiscal 2008:

•                  As part of the SPRA, the creditors’ committee released MAIR from all claims associated with the committee’s investigation of the dividends and management fees paid to MAIR.

•                  Both subsidiaries maintained operating performance excellence throughout the fiscal year.  Mesaba accomplished it while downsizing significantly as the Avros were eliminated from service, and Big Sky maintained its operating performance while expanding outside the Pacific Northwest to Illinois and Florida and preparing for the new Boston operation in fiscal 2008.

•                  During the negotiations with Northwest regarding Mesaba’s plan of reorganization, MAIR maximized its equity value in Mesaba by gaining an additional $11 million in value from Northwest - first by Northwest assigning its own $7.3 million claim against Mesaba to MAIR and second by Northwest agreeing that up to $4.0 million of Mesaba’s cash could be used to satisfy cure costs related to assumed contracts, thus relieving the bankruptcy estate of such liability.  Through these negotiations, MAIR also obtained Northwest’s agreement to terminate its equity position in MAIR, and on March 12, 2007, MAIR repurchased all of the MAIR stock owned by Northwest.  Immediately after the SPRA was effective, on January 24, 2007, MAIR, with Mesaba’s creditors’ committee, took advantage of the market opportunity to auction Mesaba’s $145 million allowed claim in Northwest’s bankruptcy, which resulted in a commitment from Goldman Sachs to purchase the claim for approximately $125 million when Mesaba’s plan of reorganization became effective.  These proceeds were placed in a liquidating trust on April 24, 2007 to pay Mesaba’s creditors.  Mesaba has estimated that its creditors’ claims total approximately $94 million (including MAIR’s $6.2 million settled claim in Mesaba’s bankruptcy and Northwest’s $7.3 million claim assigned to MAIR).  Assuming these projections are correct, MAIR could receive up to $44 million from Mesaba’s plan of reorganization.

•                  In addition to expanding in Illinois, Big Sky entered into an agreement with Delta to operate Beechcraft 1900D aircraft throughout the Northeast with Boston as its hub.  As part of that expansion plan, Big Sky was awarded EAS service between Massena, Ogdensburg and Watertown, New York and Boston, Massachusetts.  The Boston operation started successfully in April, 2007.

•                  Throughout the fiscal year MAIR reviewed a number of potential transactions to diversify its operations.

Outlook

For fiscal 2008, MAIR will continue to play an active role in Mesaba’s plan of reorganization to maximize the potential value to MAIR as Mesaba’s former equity holder.  A MAIR representative sits on an oversight committee to the liquidating trust and will monitor all payments from the trust to Mesaba’s creditors.  MAIR expects that all distributions from the trust should be made by the end of fiscal 2008.  While Mesaba’s bankruptcy estate is being resolved, MAIR will also continue to explore additional growth opportunities for Big Sky and will consider acquisitions to diversify within airline-related industries.  These opportunities will be evaluated in the context of maximizing shareholder value and weighed against other tax efficient mechanisms to return capital to shareholders.

Fiscal Year Ended March 31, 2007 Compared with Fiscal Year Ended March 31, 2006

Earnings Summary

The Company reported a consolidated net loss of $7.4 million, or $0.36 per basic and diluted share, for fiscal 2007, compared to net loss of $82.8 million, or $4.02 per basic and diluted share, in fiscal 2006.

As of the Petition Date, the accounts of Mesaba were deconsolidated from the Company’s consolidated financial statements.  Therefore, the financial data below excludes Mesaba from the Petition Date forward.  Mesaba’s condensed financial statements on a stand-alone basis are presented in “Item 8. Financial Statements and Supplementary Data, Note 18 – Financial Information of Mesaba.”

Big Sky

Big Sky Operating Revenues

Total operating revenues increased 17.2% to $23.9 million in fiscal 2007 from $20.4 million in fiscal 2006.  Passenger revenues increased 19.6% as a result of a 20.3% increase in average fare offset by a 0.5% decrease in passengers transported. Other revenue increased 14.0% as a result of the new Chicago-Midway to Springfield, Illinois and Eau Claire, Wisconsin air service.

Big Sky Operating Expenses

Total operating expenses increased 2.2% to $28.8 million in fiscal 2007 from $28.2 million in fiscal 2006.  The following table compares components of operating cost per ASM for the years ended March 31, in thousands:

	Operating Expenses				Operating Cost Per ASM
	2007	2006	$ Change	% Change	2007		2006
Wages and benefits	$9,270	$7,484	$1,786	23.9%	11.1	¢	9.6	¢
Aircraft fuel	5,434	4,826	608	12.6%	6.4		6.2
Aircraft maintenance	3,785	3,302	483	14.6%	4.5		4.2
Aircraft rents	1,812	2,014	(202)	(10.0)%	2.2		2.6
Landing fees	347	340	7	2.1%	0.4		0.4
Insurance and taxes	325	390	(65)	(16.7)%	0.4		0.5
Depreciation and amortization	676	878	(202)	(23.0)%	0.8		1.1
Administrative and other	7,194	6,488	706	10.9%	8.6		8.4
Impairment and other charges	—	2,503	(2,503)	N/M	0.0		3.3
	$28,843	$28,225	$618	2.2%	34.4	¢	36.3	¢

During fiscal 2007, wages and benefits increased $1.8 million or 23.9% as a result of a 4.8% increase in block hours, contractual rate increases and hiring and training of the additional staffing requirements in flight, maintenance and stations for the new Delta Connection service out of Boston.

Aircraft fuel expense increased 12.6% from fiscal 2006 to fiscal 2007 as a result of a 15 cent increase in the average price of jet fuel, from $1.98 per gallon in fiscal 2006 to $2.13 per gallon in fiscal 2007, and an increase of 4.8% in block hours in fiscal 2007 from fiscal 2006.

Aircraft maintenance expense increased 14.6% due to increased flying year-over-year. Scheduled heavy checks and propeller overhaul events totaled $0.4 million in fiscal 2007, primarily due to a November 2006 FAA wing spar airworthiness directive which mandated more rigorous inspection of the wing spar portion of the Beechcraft 1900D aircraft.

The elimination of Metro aircraft resulted in a 10.0% decrease in aircraft rents and a 23.0% decrease in depreciation and amortization expense during fiscal 2007.

Insurance and taxes decreased 16.7% as the result of property tax and aircraft hull insurance liability adjustments in fiscal 2007.

Administrative and other expenses increased 10.9%, or $0.7 million, in fiscal 2007 over fiscal 2006 as a result of a $0.6 million bad debt reserve.  Both fiscal 2007 and 2006 had similar expenses associated with the Metro aircraft return of $0.8 million and $0.7 million, respectively.

Fiscal 2006 contained a $2.5 million goodwill impairment charge.  The impairment was determined by comparing the fair value of the intangible asset to the current carrying value.  For more information on the impairment, see “Item 8. Financial Statements and Supplementary Data, Note 3 – Intangible Assets.”

MAIR

MAIR Operating Expenses

Total operating expenses in fiscal 2007 decreased $11.2 million to $9.9 million from $21.1 million in fiscal 2006, primarily due to $13.7 million in impairment and other charges in fiscal 2006, consisting of an $8.9 million write-off of MAIR’s equity investment in its Mesaba subsidiary and a $4.8 million charge associated with MAIR’s guaranty of Mesaba’s facilities and ground lease for its facility at the Cincinnati/Northern Kentucky International Airport.  These expenses were offset by a $1.4 million increase in legal and other professional services due to the Mesaba bankruptcy.

Consolidated Operating Income

Operating losses totaled $14.6 million in fiscal 2007, as compared to $62.7 million in fiscal 2006.  Fiscal 2006 included Mesaba’s operating losses for approximately six months through the Petition Date.

Consolidated Nonoperating Income

Nonoperating income (net) decreased to $5.2 million for fiscal 2007 from $6.0 million in fiscal 2006.  The decrease was primarily due to a $1.8 million arbitration settlement with an investment advisor in the first quarter of fiscal 2006, partially offset by additional interest income generated by higher interest rates in fiscal 2007.

Consolidated Provision for Income Taxes

The Company recorded a tax benefit of $2.0 million in fiscal 2007 compared to a benefit of $13.8 million in fiscal 2006.  The Company’s blended effective tax rate was (21.2)% in fiscal 2007, as compared to (24.4)% in fiscal 2006 after the deconsolidation of Mesaba’s financial results from the Company’s consolidated financial statements as of the Petition Date.  In fiscal 2007, the benefit of $2.0 million was due to the $0.5 million federal benefit of an NOL carryback and a $1.5 million benefit due to a January 2007 settlement with the IRS and the deconsolidation of Mesaba whereby Mesaba recorded the corresponding $1.5 million expense.  Under the settlement agreement MAIR agreed to pay the IRS on behalf of Mesaba $1.7 million in taxes and interest for adjustments to taxable income for the reclassification of per diem amounts.  This settlement resulted in an additional $0.2 million of tax expense at Mesaba in the third quarter of fiscal 2007 as the Company had previously recorded a reserve of $1.5 million in the prior fiscal year.

In fiscal 2007, the Company recorded a valuation allowance against its net deferred tax assets of $3.5 million, which resulted in a valuation allowance balance of $6.9 million at March 31, 2007.  The effective tax rate would have been

(36.7)% based on book income and permanent differences exclusive of the valuation allowance.  In fiscal 2006, the Company recorded a valuation allowance against its net deferred tax assets of $3.6 million.  The effective tax rate would have been (30.8)% exclusive of the valuation allowance.

Fiscal Year Ended March 31, 2006 Compared with Fiscal Year Ended March 31, 2005

Earnings Summary

The Company reported a consolidated net loss of $82.8 million, or $4.02 per basic and diluted share, in fiscal 2006, compared to net income of $7.4 million, or $0.35 per diluted share, in fiscal 2005.  To allow for a more direct and meaningful comparison, Mesaba’s results of operations have been analyzed for the entire fiscal years ended March 31, 2006 and 2005 notwithstanding the deconsolidation of Mesaba from the Company’s consolidated financial statements as of October 13, 2005, the date of Mesaba’s bankruptcy filing.  Mesaba’s condensed financial statements on a stand-alone basis are presented in “Item 8. Financial Statements and Supplementary Data, Note 18 – Financial Information of Mesaba.”

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

Big Sky Operating Expenses

Total operating expenses in fiscal 2006 increased 41.2% to $28.2 million from $20.0 million in fiscal 2006.  The following table compares components of operating cost per ASM for the years ended March 31, in thousands:

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

Aircraft fuel represented the largest expense increase, 95.3%, from fiscal 2005 to fiscal 2006.  The number of gallons of fuel burned increased approximately 70% due to added flight hours and the Beechcraft 1900D aircraft’s higher consumption per hour.  Additionally, the average price per gallon of fuel increased 16% to $1.98 in fiscal 2006 from $1.71 in fiscal 2005.

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

MAIR

MAIR Operating Expenses

Total operating expenses in fiscal 2006 increased to $21.1 million from $5.7 million in fiscal 2005, primarily due to $13.7 million in impairment and other charges, consisting of an $8.9 million write-off of MAIR’s equity investment in its Mesaba subsidiary and a $4.8 million charge associated with MAIR’s guaranty of Mesaba’s facilities and ground lease for its facility at the Cincinnati/Northern Kentucky International Airport.

Consolidated Operating Income

Operating losses totaled $62.7 million in fiscal 2006, as compared to operating income of $8.6 million in fiscal 2005.  The Company’s operating margin decreased to (24.5)% in fiscal 2006 from 2.0% in fiscal 2005.

Consolidated Nonoperating Income

Nonoperating income (net) increased to $6.0 million for fiscal 2006 from $2.3 million in fiscal 2005.  The increase is primarily due to increased interest income as a result of higher rates earned on cash and investments and a $1.8 million arbitration settlement with an investment advisor in the first quarter of fiscal 2006.

Consolidated Provision for Income Taxes

The Company recorded a tax benefit of $13.8 million in fiscal 2006 compared to a provision for income taxes of $3.6 million in fiscal 2005.  The Company’s blended effective tax rate was (24.4)% in fiscal 2006, after the deconsolidation of Mesaba’s financial results from the Company’s consolidated financial statements as of October 13, 2005, the date of Mesaba’s bankruptcy filing, as compared to 32.9% in fiscal 2005, which includes the financial results of Mesaba. In fiscal 2006, the Company booked a valuation allowance against its net deferred tax assets of $3.6 million.  The effective tax rate would have been (30.8)% exclusive of the valuation allowance.  During the first quarter of fiscal 2005, the Company received verification of a final settlement with the IRS concerning its examination of the Company’s fiscal 1995 and 1996 income tax returns.  As a result of this settlement, the Company reduced its income tax payable and tax provision by $1.2 million.  Without this adjustment, the Company’s effective tax rate would have been 43.8% in fiscal 2005.

Liquidity and Capital Resources

Unrestricted cash, cash equivalents and investments decreased $44.7 million, or 40.4%, to $66.0 million at March 31, 2007 from $110.7 million at March 31, 2006.  The Company’s working capital decreased to $39.9 million at March 31, 2007 compared to working capital of $85.9 million at March 31, 2006.  These decreases were primarily due to MAIR’s purchase of all of Northwest’s 5,657,113 shares of stock at a purchase price of $6.25 per share.  The closing for the stock purchase occurred on March 12, 2007, at which time MAIR paid Northwest $4.25 per share, or approximately $24 million. MAIR will be required to pay Northwest the remaining $2.00 per share, or approximately $11.3 million, the earlier of October 22, 2007 or the date on which MAIR receives at least $25 million in distributions from Mesaba’s bankruptcy estate on account of MAIR’s equity interest in Mesaba.  The decrease was also due to MAIR recording restricted cash of $13.1 million for MAIR’s establishment of a letter of credit supporting MAIR’s guaranty of Mesaba’s obligations for the hangar at the Cincinnati/Northern Kentucky International Airport.

Operating Activities

Net cash used in operating activities in fiscal 2007 was $9.0 million, primarily due to the Company’s net loss of $7.4 million, increases of $2.0 million in prepaid expenses and $1.2 million in amortization of investment discounts.  The uses of cash were partially offset by depreciation and amortization of $0.7 million and a decrease in income tax receivable of $0.9 million.

Investing Activities

Net cash provided by investing activities in fiscal 2007 was $13.3 million.  The source of cash from investing activities was the net sales of short- and long-term investments of $27.3 million.  The primary uses of cash were for MAIR’s establishment of a $13.1 million letter of credit supporting MAIR’s guaranty of Mesaba’s obligations for the hangar at the Cincinnati/Northern Kentucky International Airport, $0.6 million of restricted cash recorded at Big Sky for certificates of deposit supporting letters of credit for workers’ compensation insurance, aircraft fuel and airport lease agreements, and $0.6 million for purchases of property and equipment.

Financing Activities

Net cash used in financing activities in fiscal 2007 was $22.8 million primarily due to MAIR’s $24.0 million purchase of Northwest’s shares of stock, offset by $0.5 million for MAIR’s proceeds from the exercise of stock options and $0.8 million for MAIR’s intercompany payable to Mesaba for tax refunds received at MAIR.

Other Non-Cash Activities

In fiscal 2007, MAIR recorded $10.9 million in accounts payable, which reflects the present value of the $11.3 million payable to Northwest for the remaining $2.00 per share from the purchase of Northwest’s shares of stock.

Outlook

The Company has historically relied on cash and cash equivalents, investments and internally generated funds to support its working capital requirements.  Absent adverse factors outside the control of the Company, management believes current liquidity and funds from MAIR’ and Big Sky’s operations will provide adequate resources for meeting current obligations through the end of fiscal 2008 and beyond.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Big Sky

As of March 31, 2007, Big Sky’s fleet consisted of 11 aircraft (ten active and one inactive) covered under operating leases with terms of 5 to 44 months and aggregate monthly lease payments of approximately $0.2 million.  Big Sky leases its Metro aircraft from AirLift Inc. and its Beechcraft 1900D’s from Mesa Air Group (“Mesa”).  Funding of the monthly minimum lease payments is dependent on continued passenger boardings, Big Sky’s operations and, potentially, funding from MAIR.

Although Big Sky’s airline fleet operating leases contain standard return conditions, the operating leases do not contain any other guaranteed lease residual provisions or purchase options for which there would be a potential contingency at the termination of the lease period.

On March 12, 2007, Big Sky entered into an agreement with CommutAir to purchase eight Beechcraft 1900D aircraft and related spare parts with delivery scheduled during the last half of calendar 2007.  Big Sky is in the process of obtaining financing for these aircraft.

In April 2007, Big Sky entered into a five year agreement to lease approximately 5,000 square feet of office space for $0.1 million per year in a downtown Billings office building for various administrative and reservation functions.

The following table summarizes Big Sky’s commitments to make long-term debt and lease payments for the years ending March 31, in thousands:

	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases: (1)
Aircraft (2)	$1,860	$1,810	$1,719	$392	$—	$—	$5,781
Non-aircraft	200	183	109	109	109	218	928
Long-term debt and capital lease obligations (3)	56	28	31	36	34	356	541
Total	$2,116	$2,021	$1,859	$537	$143	$574	$7,250

(1)          Amounts represent minimum lease payments with initial or remaining terms of more than one year.  See “Item 8.  Financial Statements and Supplementary Data, Note 7 – Leases” for additional discussion of operating leases on non-idled aircraft.

(2)          Amounts are based on lease terms, which have early terminations and extensions.  The Beechcraft 1900D leases have initial terms of up to five years with early terminations.

(3)          Amounts represent principal payments only.  See “Item 8. Financial Statements and Supplementary Data, Note 8 – Notes Payable and Long-Term Debt” for additional discussion of long-term debt and future maturities.

MAIR

In connection with MAIR’s guaranty of Mesaba’s obligations related to its facility at the Cincinnati/Northern Kentucky International Airport, MAIR is obligated under the facilities and ground leases for such facility.  The following table summarizes MAIR’s guaranty to make lease payments for the years ending March 31, in thousands:

	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	1,310	1,313	1,317	1,275	1,230	20,101	26,546
Total	$1,310	$1,313	$1,317	$1,275	$1,230	$20,101	$26,546

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (i) guarantees; (ii) a retained or a contingent interest in transferred assets; (iii) an obligation under derivative instruments classified as equity; or (iv) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging, or research and development arrangements with the company.  Other than MAIR’s guaranty related to Mesaba’s facility at the Cincinnati/Northern Kentucky International Airport, the Company has no arrangements of the types described that may have a material current or future effect on the Company’s financial condition, liquidity or results of operations.

In connection with Big Sky’s leasing of the Beechcraft aircraft, in April 2005, MAIR entered into a letter of credit agreement with Wells Fargo Bank, N.A.  The letter of credit is in the amount of $1.9 million and is for the benefit of Mesa, who may draw on the letter of credit if Big Sky fails to perform its obligations under the Beechcraft aircraft leases.  The letter of credit automatically renews each year unless MAIR notifies Mesa that it does not intend to renew it.  If MAIR does not renew the letter of credit, Big Sky’s leases with Mesa will increase by approximately $0.5 million per year.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements and Mesaba’s stand-alone condensed financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes.  The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company and its subsidiaries have identified their critical accounting policies to include those discussed in the following paragraphs.  The Company and its subsidiaries also have other key accounting policies that involve the use of estimates, judgments and assumptions.

Management believes that its estimates and assumptions are reasonable based on information presently available; however, changes in these estimates, judgments and assumptions will occur as a result of future events, and, accordingly, ultimate results could differ from amounts estimated.

Allowance for Doubtful Accounts - Big Sky grants trade credit to certain approved customers and performs monthly analyses of outstanding trade receivables to assess the likelihood of collection.  For balances where Big Sky does not expect full payment of amounts owed, an allowance is recorded to adjust the trade receivable to management’s best estimate of the amount that will ultimately be collected.

Aircraft Property and Equipment – Estimated lives are used to record depreciation on aircraft property and equipment.  Aircraft utilization, technology and changes in business strategy may affect the economic lives used to record depreciation by Big Sky.  The foregoing may also affect depreciation rates, impairment or both.  Management of Big Sky regularly reviews the estimated useful lives and salvage values for aircraft property and equipment.

Excess and Obsolete Inventories – Estimated recovery percentages are used to record obsolescence reserves for parts inventories.  Aircraft utilization, parts availability and changes in parts cost may affect the valuation of parts inventories and obsolescence reserve levels.  Management of Big Sky regularly reviews recovery percentages, reserve levels and inventory valuations for parts inventories.

Aircraft Maintenance – Estimated maintenance costs and anticipated aircraft activity are used to determine maintenance reserves.  Changes in maintenance contracts, parts and labor costs and aircraft activity may affect the maintenance reserves.  Management of Big Sky regularly reviews aircraft activity, expected aircraft return dates, changes in maintenance contracts and parts and labor costs for maintenance reserves.

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

Income Taxes – The Company’s effective tax rate was (21.2%), (24.4%) and 32.9% in fiscal 2007, 2006 and 2005, respectively.  In fiscal 2007 and 2006, the Company has reflected a valuation allowance against its net deferred tax assets in the amount of $6.9 and $3.6 million, respectively.  The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates.  In the event that there is a significant unusual or one-time item recognized, or expected to be recognized, in the Company’s operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.  Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions.  The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, certain positions are likely to be challenged and may not succeed.  The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit.  The effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as related interest.  This rate is then applied to the Company’s quarterly operating results.

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

Workers’ Compensation Insurance – Big Sky estimates the ultimate cost of an on-the-job injury at the time of the injury to determine its workers’ compensation insurance reserves.  Big Sky uses the services of its insurance carriers and outside brokers to assist in determining the reserve levels.  Injury severity, cost of care and the insurance contract affect the ultimate cost and ultimate reserves recorded.  Management of Big Sky regularly reviews workers’ compensation activity with outside consultants for any changes in the workers’ compensation reserve.

Property Taxes – Estimated property tax values and assessments are used to record property tax reserves for the various jurisdictions in which Big Sky operates.  Aircraft and parts values, aircraft flight activity, ground equipment values and the location of personnel may affect the ultimate property tax obligation.  Management of Big Sky periodically reviews the above items for any changes in the property tax reserves.

New Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies” for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s principal market risks are the availability and price of jet fuel and changes in interest rates, as discussed below.

Aircraft Fuel

Big Sky is subject to fluctuations in fuel prices.  A hypothetical 10% increase in the March 31, 2007 cost per gallon of fuel, assuming projected fiscal 2008 usage at Big Sky, would result in an increase to aircraft fuel expense of approximately $1.0 million in fiscal 2008.  As of March 31, 2007, Big Sky had no fuel hedges in place for fiscal 2008.

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short and long-term investments.  If interest rates were to increase by 100 basis points for a full year, based on the Company’s cash equivalents, short-term and long-term investments balance at March 31, 2007, the Company’s interest income from cash equivalents, short-term and long-term investments would increase by approximately $0.7 million.

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
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of MAIR Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, on April 9, 2007, the Mesaba Aviation, Inc. (Debtor-in-Possession), a wholly-owned subsidiary of the Company, Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on April 24, 2007.  Under the plan of reorganization, the Company is required to comply with certain terms and conditions as more fully described in Note 14.

As discussed in Note 2 to the consolidated financial statements, in 2007, the Company changed its method of accounting for stock-based compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 15, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Minneapolis, Minnesota
June 15, 2007

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of March 31, 2007 and 2006

(in thousands, except per share information)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,593	$47,135
Short-term investments	26,068	44,117
Accounts receivable, net of reserves of $570 and $33	2,882	3,043
Income tax receivable	—	941
Inventories, net	650	589
Prepaid expenses and deposits	4,592	2,611
Restricted Cash	554	—
Total current assets	63,339	98,436
PROPERTY AND EQUIPMENT, net (Note 2)	1,680	1,423
NONCURRENT ASSETS:
Investment in Mesaba Aviation, Inc.	—	—
Long-term investments	11,357	19,484
Restricted Cash	13,110	—
Other intangible assets, net	2,007	2,413
Other assets, net	197	186
	$91,690	$121,942
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Intercompany payable to Mesaba Aviation, Inc.	$813	$54
Accounts payable	3,063	2,745
Stock repurchase payable to Northwest Airlines, Inc.	10,905	—
Accrued liabilities:
Payroll	1,575	1,421
Deferred income	737	716
Other current liabilities	6,310	7,635
Total current liabilities	23,403	12,571

OTHER NONCURRENT LIABILITIES	1,081	772

COMMITMENTS AND CONTINGENCIES (Notes 7,8 and 13)

SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, no specified par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 15,008,285 and 20,591,840 shares issued and outstanding	150	206
Paid-in capital	35,438	69,546
Accumulated other comprehensive loss	—	(176)
Retained earnings	31,618	39,023
Total shareholders’ equity	67,206	108,599
	$91,690	$121,942

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended March 31, 2007, 2006 and 2005

(in thousands, except share information)

	2007	2006	2005
OPERATING REVENUES:
Passenger	$14,185	$228,920	$400,398
Freight and other	9,747	27,359	42,212
Total operating revenues	23,932	256,279	442,610
OPERATING EXPENSES:
Wages and benefits	11,189	88,666	148,652
Aircraft fuel	5,434	4,826	2,471
Aircraft maintenance	3,785	49,940	84,276
Aircraft rents	1,812	56,251	102,478
Landing fees	347	5,781	10,208
Insurance and taxes	1,900	5,368	7,383
Depreciation and amortization	697	8,127	14,634
Administrative and other	13,390	49,818	63,869
Impairment and other charges	—	50,203	—
Total operating expenses	38,554	318,980	433,971
Operating (loss) income	(14,622)	(62,701)	8,639
NONOPERATING INCOME (EXPENSE):
Interest income and other	5,447	6,039	2,381
Interest expense	(227)	(75)	(61)
Other nonoperating income, net	5,220	5,964	2,320
(Loss) income before benefit (provision) for income taxes and equity in loss of Mesaba Aviation, Inc.	(9,402)	(56,737)	10,959

BENEFIT (PROVISION) FOR INCOME TAXES	1,997	13,842	(3,604)
(Loss) income before equity in loss of Mesaba Aviation, Inc.	(7,405)	(42,895)	7,355

EQUITY IN LOSS OF MESABA AVIATION, INC., net of tax	—	(39,953)	—

NET (LOSS) INCOME	$(7,405)	$(82,848)	$7,355

NET (LOSS) INCOME PER SHARE:
(Loss) earnings per common share - basic	$(0.36)	$(4.02)	$0.36
(Loss) earnings per common share - diluted	$(0.36)	$(4.02)	$0.35

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,333	20,584	20,505
Diluted	20,333	20,584	21,050

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended March 31, 2007, 2006 and 2005

(in thousands, except share information)

				Accumulated
				Other		Total	Comprehensive
	Common Stock		Paid-In	Comprehensive	Retained	Shareholders’	Income
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	(Loss)
Balance, March 31, 2004	20,375,372	204	69,495	46	114,516	184,261

Net income					7,355	7,355	7,355
Exercise of stock options	198,968	2	1,201			1,203
Compensation (benefit) expense for stock options			(13)			(13)
Tax benefit on stock options exercised			173			173
Unrealized loss on investments, net of tax				(300)		(300)	(300)
Balance, March 31, 2005	20,574,340	206	70,856	(254)	121,871	192,679	$7,055

Net loss					(82,848)	(82,848)	(82,848)
Exercise of stock options	17,500		114			114
Compensation (benefit) expense for stock options			(1,436)			(1,436)
Tax benefit on stock options exercised			12			12
Unrealized gain on investments				78		78	78
Balance, March 31, 2006	20,591,840	206	69,546	(176)	39,023	108,599	$(82,770)

Net loss					(7,405)	(7,405)	(7,405)
Exercise of stock options	73,558	1	466			467
Repurchase and cancellation of Northwest stock	(5,657,113)	(57)	(34,891)			(34,948)
Compensation (benefit) expense for stock options			317			317
Unrealized gain on investments				176		176	176
Balance, March 31, 2007	15,008,285	$150	$35,438	$—	$31,618	$67,206	$(7,229)

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended March 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,405)	$(82,848)	$7,355
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in loss of Mesaba Aviation, Inc.	—	39,953	—
Depreciation and amortization	697	8,127	14,634
Amortization of deferred credits	(108)	(813)	(1,399)
Stock-based compensation	317	(1,436)	(13)
Deferred income taxes	352	(10,500)	426
Amortization of investment (premiums) discounts	(1,158)	141	2,081
Impairment and other charges	—	50,203	—
Changes in current operating items:
Accounts receivable	161	(36,671)	(1,682)
Income tax receivable	941	—	—
Inventories	(61)	(791)	(2,370)
Prepaid expenses and deposits	(1,981)	(2,279)	(2,366)
Accounts payable and other	(803)	15,433	5,450
Net cash (used in) provided by operating activities	(9,048)	(21,481)	22,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(36,270)	(145,613)	(105,702)
Sales of investments	63,768	181,496	97,482
Purchases of property and equipment	(577)	(6,482)	(9,659)
Sale of property and equipment	—	617	—
Increase in restricted cash	(13,664)	(7,100)	—
Net decrease in cash and cash equivalents from deconsolidation of Mesaba Aviation, Inc.	—	(12,479)	—
Net cash provided by (used in) investing activities	13,257	10,439	(17,879)

CASH FLOWS FROM FINANCING ACTIVITIES
Net tax refund payable to Mesaba Aviation, Inc.	759	—	—
Purchase (repayment) of other noncurrent liabilities	66	(150)	(133)
Net borrowings on line of credit	—	245	—
Repurchase of common stock	(24,043)
Proceeds from exercise of stock options	467	114	1,203
Net cash (used in) provided by financing activities	(22,751)	209	1,070

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,542)	(10,833)	5,307
CASH AND CASH EQUIVALENTS:
Beginning of year	47,135	57,968	52,661
End of year	$28,593	$47,135	$57,968

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended March 31, 2007, 2006 and 2005

1.              Basis of Presentation, Corporate Organization and Business

Basis of Presentation and Corporate Organization

MAIR is the holding company for Big Sky, a regional air carrier based in Billings, Montana.  As of March 31, 2007, MAIR was also the holding company for Mesaba, a regional air carrier based in Minneapolis, Minnesota.  The Company’s consolidated financial statements include the accounts of MAIR and Big Sky, as well as Mesaba until Mesaba’s bankruptcy filing on the Petition Date.  All intercompany transactions and balances have been eliminated in consolidation.  As discussed below, the accounts of Mesaba have been deconsolidated from the Company’s consolidated financial statements effective as of the Petition Date.

Mesaba filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on the Petition Date, after which Mesaba operated its business as a debtor-in-possession pursuant to the Bankruptcy Code.  Mesaba filed its plan of reorganization on January 22, 2007, which provided for Mesaba to exit bankruptcy as a wholly-owned subsidiary of Northwest.  The plan of reorganization was approved by the Bankruptcy Court on April 9, 2007.  On April 24, 2007, the plan of reorganization became effective and Mesaba exited bankruptcy as a wholly-owned subsidiary of Northwest, and, therefore, is no longer owned by MAIR.   As a result, Mesaba’s financial statements for fiscal 2007 are reported in Note 18 on a condensed basis.

Due to Mesaba’s bankruptcy and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, MAIR deconsolidated Mesaba’s financial results effective as of the Petition Date.  As a result, Mesaba’s assets and liabilities have been removed from the Company’s consolidated balance sheets as of the Petition Date and through March 31, 2007.  Mesaba’s results of operations have been removed from the Company’s consolidated results of operations and cash flows since the Petition Date, but continue to be included in such consolidated financial statements for periods prior to the Petition Date.

MAIR has accounted for Mesaba’s financial results under the equity method of accounting since Mesaba’s bankruptcy filing on the Petition Date.  In accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, MAIR evaluated whether its investment in Mesaba had experienced an other-than-temporary impairment as of March 31, 2006.  MAIR’s evaluation utilized a market and income approach, including a discounted cash flow analysis.  After analyzing Mesaba’s actual losses in fiscal 2006, projected losses in fiscal 2007 as it transitioned to a Saab-only operation, Mesaba’s five-year Saab business plan and Mesaba’s liabilities subject to compromise as of March 31, 2006, MAIR concluded that its remaining investment in Mesaba had experienced an other-than-temporary impairment.  Accordingly, effective March 31, 2006, MAIR recorded an $8.9 million impairment charge to write off its remaining equity investment in Mesaba.  The impairment charge was recorded in “Impairment and other charges” in the fiscal 2006 consolidated statement of operations.

As of March 31, 2007, Mesaba reported a net loss of $71.3 million.  MAIR did not record any additional losses in its consolidated financial statements due to MAIR not having any further obligations to fund any of Mesaba’s additional losses.

The provisions of SOP 90-7, apply to Mesaba’s financial statements while Mesaba operates under the provisions of Chapter 11 of the Bankruptcy Code.  SOP 90-7 does not change the application of GAAP in the preparation of financial statements.  However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  See Note 18 for the condensed financial statements of Mesaba presented in accordance with SOP 90-7 on a stand-alone basis as of March 31, 2007 and 2006, and its results of operations for each of the three years in the period ended March 31, 2007.

Since the Petition Date, intercompany balances between MAIR and Mesaba have not been eliminated. As of March 31, 2007 and 2006, MAIR had an intercompany payable to Mesaba of $0.8 million and $0.1 million, respectively, and Mesaba had equal intercompany amounts receivable from MAIR.  During the third quarter of fiscal 2007,

MAIR received $5.5 million in tax refunds related to net operating loss carryback claims for fiscal 2006 and 2005, of which $2.9 million was payable to Mesaba in accordance with the Company’s tax sharing agreement.  During the fourth quarter of fiscal 2007, MAIR, Mesaba and the IRS reached a settlement regarding Mesaba’s accounting for per diem allowances during fiscal years 2001 through 2004.   Under the settlement agreement MAIR agreed to pay the IRS $1.7 million in taxes and interest on behalf of Mesaba for adjustments to taxable income for the reclassification of per diem amounts for fiscal years 2002 and 2003.  The IRS adjustment and NOL carryback for fiscal 2004 created an additional $0.2 million receivable from Mesaba to MAIR.  The tax return for fiscal 2005 was amended to incorporate the IRS adjustments and also netted an additional $0.2 million receivable from Mesaba to MAIR.

As a result of the April 2007 settlement of MAIR’s proof of claim in Mesaba’s bankruptcy proceedings, MAIR may be responsible for certain of Mesaba’s tax obligations incurred through April 24, 2007, the effective date of Mesaba’s plan of reorganization, for those states in which MAIR and Mesaba historically filed a unitary tax return. Although management does not believe there is any remaining exposure, under the settlement between MAIR and Mesaba, Mesaba agreed to relinquish its right to the $0.8 million intercompany balance so that MAIR can use these funds to pay any Mesaba tax obligations that taxing authorities seek to collect from MAIR.

Operations

Big Sky

Big Sky operates as a regional air carrier based in Billings, Montana, providing scheduled passenger, freight, express package and charter services.  As of March 31, 2007, Big Sky provided scheduled air service to 18 communities in Montana, Colorado, Idaho, Illinois, Oregon, Wyoming and Wisconsin.  Big Sky operates daily scheduled flights providing interline and online connecting services and local market services.  Big Sky also has code-sharing agreements with Alaska Airlines, Horizon Air, US Air and Northwest, where its services are marketed jointly with those air carriers for connecting flights.

Big Sky participates in the EAS program with the DOT.  The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service based on their passenger traffic.  The DOT pays EAS subsidies for each departure in a covered market. During the years ended March 31, 2007, 2006 and 2005, Big Sky recognized revenue from EAS subsidies of $7.9 million, $8.0 million, and $7.3 million, respectively.

On March 12, 2007, Big Sky and Delta executed a Hosted Prorate Agreement governing the Boston operation.  On the same date, Big Sky entered into a purchase agreement with CommutAir to purchase eight Beechcraft 1900D aircraft, with a right of first refusal to purchase an additional four aircraft. Big Sky will take ownership of these aircraft in the last half of calendar year 2007.  Additionally, Big Sky was awarded a two year contract from the DOT to provide EAS service between Massena, Ogdensburg and Watertown, New York to Boston, Massachusetts.  This service began in April 2007 and is a part of Big Sky’s Delta operations.  The total annual subsidy for this flying is approximately $2.1 million.  As of April 8, 2007, Big Sky provided Delta Connection service to six cities in New York, Maine and Massachusetts with a fleet of three Beechcraft 1900D aircraft.  During the remainder of fiscal year 2008, Big Sky is scheduled to increase this operation by adding five additional aircraft and providing service to other similar communities.

Recent Developments

As disclosed in Note 14, in January 2007, Mesaba and Northwest entered into a SPRA by which Mesaba exited bankruptcy as a wholly-owned operating subsidiary of Northwest. The Bankruptcy Court approved Mesaba’s plan of reorganization on April 9, 2007.  Mesaba’s plan of reorganization became effective on April 24, 2007, at which time Mesaba exited bankruptcy.  Thus, on April 24, 2007, MAIR’s ownership of Mesaba ceased.

2.              Summary of Significant Accounting Policies

The accounting policies of the Company conform to accounting principles generally accepted in the United States of America.  Significant policies are described below.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as well as the reported amounts of revenues and expenses.  The most significant use of estimates relates to the allowance for doubtful accounts, accrued maintenance expenses, aircraft property and equipment lives, inventory obsolescence reserves, valuation of other intangible assets and accounting for income taxes.  Ultimate results could differ from those estimates.

Reclassification

Certain amounts within accounts receivable and other current liabilities previously reported in the consolidated balance sheet as of March 31, 2006 have been reclassified to conform to the fiscal 2007 presentation.  The reclassification had no effect on previously reported total current assets.

Cash and Cash Equivalents

Cash equivalents consist primarily of United States government and municipal securities and interest-bearing deposits with original maturities of less than 90 days and are stated at cost, which approximates fair value.  Cash equivalents are held to maturity.

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

Inventories

Inventories are stated at the lower of cost or market and consist of expendable aircraft service parts, fuel and glycol (de-icing agent).  Big Sky uses the average cost method.  Expendable parts are charged to maintenance as used.  A provision is recorded to reduce inventories to the estimated net realizable value, if required.  Big Sky’s reserve balance as of March 31, 2007 and 2006 was immaterial to the consolidated financial statements.

Property and Equipment

Property and equipment are stated at cost.  Additions, improvements or major renewals are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expense as incurred.  Depreciation is computed on a straight-line basis for financial reporting purposes over estimated useful lives of three to 40 years.  Leasehold improvements are amortized over the shorter of the life of the lease or the remaining estimated useful life of the asset.  The Company’s depreciation and amortization expense on property and equipment was $0.3 million, $7.7 million and $14.2 million in fiscal 2007, 2006 and 2005, respectively.

The Company’s consolidated property and equipment and related accumulated depreciation and amortization were as follows as of March 31, in thousands:

	2007	2006
Flight equipment	$847	$650
Ground services equipment	297	240
Office and general equipment	238	192
Buildings and leasehold improvements	558	569
Maintenance shop equipment	247	73
Other	384	327
	2,571	2,051
Less: Accumulated depreciation and amortization	(891)	(628)
Net property and equipment	$1,680	$1,423

Valuation of Long-Lived Assets

The Company evaluates long-lived assets for potential impairments in compliance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company records impairment losses on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Impairment losses are measured by comparing the fair value of the assets to their carrying amounts.  In determining the need to record impairment charges, the Company is required to make certain estimates regarding such things as the current fair market value of the assets and future net cash flows to be generated by the assets.  The current fair market value is determined by independent appraisal or published sales values of similar assets and the future net cash flows are based on assumptions such as asset utilization, expected remaining useful lives, future market trends and projected salvage values. Impairment charges are recorded in “Impairment and other charges” on the Company’s statements of operations.  If there are subsequent changes in these estimates, or if actual results differ from these estimates, additional impairment charges may be required.

Identifiable intangible assets

The Company’s identifiable intangible assets include Big Sky’s air carrier certificate and pilot labor contract. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, identifiable intangibles with finite lives are amortized, and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually, or more frequently if events warrant. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. During the fourth quarter of fiscal 2007, the Company completed its annual impairment test for those identifiable assets not subject to amortization and determined there was no impairment.

Other Assets

In connection with prior agreements between Mesaba and Northwest, Northwest received contract rights in the form of warrants to purchase an aggregate of 4,151,922 shares of MAIR’s common stock at exercise prices ranging from $7.25 to $21.25 per share.  Mesaba amortized the contract rights over the life of the warrants.  Upon execution of the ASA in August 2005, and pursuant to a separate agreement between MAIR and Northwest, the prior warrants were replaced by an amended and restated warrant to purchase 4,112,500 shares of MAIR’s stock (the “Amended Warrant”).  As of March 31, 2006, the Amended Warrant remained unvested.  When the Amended Warrant was issued, Mesaba wrote off $2.1 million, which amount represented the remaining unamortized portion of the prior warrants issued in connection with Mesaba’s and Northwest’s prior agreements.  On March 12, 2007, MAIR purchased from Northwest all shares of MAIR stock owned by Northwest.  At that time, the Amended Warrant was also cancelled.

Airframe and Engine Maintenance

Routine airframe and engine maintenance is charged to expense as incurred.  Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized and amortized over the shorter of the remaining estimated useful life of the asset or the lease term.

Other Current Liabilities

The Company’s consolidated other current liabilities were as follows as of March 31, in thousands:

	2007	2006
Cincinnati hangar guarantee (Note 13)	$3,429	$4,759
Other accrued expenses	1,715	1,308
Taxes payable	796	1,198
Line of credit (Note 8)	370	370
	$6,310	$7,635

Other Noncurrent Liabilities

In order to assist the Company in integrating new aircraft into its fleets, certain manufacturers provided Big Sky with spare parts or rent deferrals.  The Company has deferred these amounts and amortizes them over the terms of the lease agreements as a reduction of aircraft rent expense.  The Company’s amortization of these credits resulted in a reduction of rent expense of $0.1 million, $0.6 million and $1.2 million during fiscal 2007, 2006 and 2005, respectively.  The Company’s consolidated other noncurrent liabilities were as follows as of March 31, in thousands:

	2007	2006
Deferred rent	$39	$37
Manufacturers credits	213	323
Deferred tax liability	352	—
Long-term debt and capital lease	477	412
	$1,081	$772

Stock Options

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, (“SFAS 123R”), using the modified prospective transition method. Under that transition method, compensation expense that the Company recognizes beginning on that date includes expense associated with the fair value of all awards granted on and after April 1, 2006, and expense for the unvested portion of previously granted awards outstanding on April 1, 2006. Results for prior periods have not been restated.

Under SFAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  Under SFAS No. 123, Accounting for Stock-Based Compensation and APB 25, Accounting for Stock Issued to Employees, the Company elected to account for forfeitures when awards are actually forfeited, at which time all previous pro forma expense will be reversed to reduce pro forma expense for that period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:  risk-free interest rate, stock price volatility and expected life.  The Company establishes the risk-free interest rate using the U.S. Treasury yield curve as of the grant date.  The estimated expected term is consistent with the simplified method identified in SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, for share-based awards granted during fiscal 2007.  The simplified method calculates the expected term as the average of the vesting and contractual terms of the award.  The expected volatility assumption is set based primarily on historical volatility.  For options granted, the Company amortizes the fair value on a straight-line basis over the vesting period of the options.

The weighted average fair value of options granted during fiscal 2007 was $2.61.  The weighted average fair value of options granted during fiscal 2005 was $3.41.  Weighted average assumptions used in the valuation for the years ended March 31 are summarized below:

	2007	2006*	2005
Risk free interest rate (%)	4.7	N/A	1.8 to 3.2
Expected life of option grants (years)	6.3	N/A	4.0 to 4.6
Expected volatility of option grants (%)	36.6	N/A	46.7
Expected dividend yield (%)	0.0	0.0	0.0

* There were no options granted in fiscal 2006.

Pro Forma Results

Prior to April 1, 2006, the Company accounted for share-based payments using the intrinsic value method prescribed by APB 25 and SFAS 123. Under APB 25, if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. Because the Company’s stock options were granted with exercise prices at the market price of the underlying stock on the date of grant, no compensation expense had been recognized under APB 25. The following table illustrates the effect on net (loss) income and (loss) earnings per share assuming the compensation costs for the Company’s stock option plan had been recorded in fiscal 2006 and 2005 based on the fair value method under SFAS 123R, in thousands:

	2006	2005
Net (loss) income as reported	$(82,848)	$7,355
Add: Stock-based employee compensation reduction included in reported net income, net of related tax effects	(1,436)	(13)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(808)	(1,187)
	$(85,092)	$6,155
(Loss) earnings per share - basic:
As reported	$(4.02)	$0.36
Pro forma	$(4.13)	$0.30

(Loss) earnings per share - diluted:
As reported	$(4.02)	$0.35
Pro forma	$(4.13)	$0.29

Revenue Recognition

Big Sky recognizes revenue when transportation has been provided, including scheduled passenger, airfreight, express package and charter services.  Tickets sold, but not yet used, are reported as deferred income. Estimates are used to determine deferred income due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines.  These estimates are reviewed monthly and are based on the Company’s historical data.

Income Taxes

The Company accounts for income taxes under the asset and liability method whereby deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities.  These differences will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, accrued liabilities and other noncurrent liabilities of which carrying amounts do not significantly differ from fair value due to their short-term nature or variable interest rates.  See Note 6 for additional information regarding the Company’s investments.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The accounting provisions of FIN 48 will be effective for the Company beginning April 1, 2007. The Company is in the process of determining what effect, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), to define fair value, establish a framework for measuring fair value in accordance with GAAP, and expand disclosures about fair value measurements.  SFAS No. 157 will be effective for the Company beginning April 1, 2008. The Company is in the process of determining what effect, if any, the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities (the “FSP”), that reduces the number of acceptable methods of accounting for planned major maintenance activities. The FSP will be effective for the Company beginning April 1, 2007 and requires retrospective application to all financial statements presented unless doing so is impractical.  The Company expects that the adoption and implementation of the FSP will not have a material impact on the Company’s financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated.  SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, or with respect to the Company’s fiscal year ending March 31, 2007. The implementation of SAB No. 108 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning April 1, 2008. The Company is in the process of determining what effect, if any, the adoption of SFAS 159 will have on its financial statements.

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

Intangible assets and related accumulated amortization were as follows for the years ended March 31, in thousands:

	2007			2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Indefinite-lived intangible assets:
Air carrier certificate	$925		$925	$925		$925
Amortizable intangible asset:
Pilot labor contract	2,840	(1,758)	1,082	2,840	(1,352)	1,488
	$3,765	$(1,758)	$2,007	$3,765	$(1,352)	$2,413

The amortizable intangible asset is being amortized over its estimated period of benefit.  Based on the current amount of intangible assets subject to amortization, estimated amortization expense for each of the succeeding three fiscal years will be $0.4 million per year.  During the fourth quarter of fiscal 2007, the Company completed its annual impairment test of intangible assets and determined that no additional impairment charge was necessary.

4.              Impairment and Other Charges

Impairment and other charges for the year ended March 31, 2006 were as follows, in thousands:

		Refer to
	2006	Note
Cancellation of Northwest warrants	$2,106	2
Provision for loss associated with Northwest bankruptcy filing	31,900	see below
Impairment of Big Sky goodwill	2,503	3
Provision for guaranty of Cincinnati hangar lease	4,759	13
Impairment of equity investment in Mesaba	8,935	1
	$50,203

At the time of Northwest’s bankruptcy filing on September 14, 2005, Mesaba estimated that Northwest owed Mesaba approximately $31.9 million under the ASA and related agreements, net of amounts that Mesaba owed to Northwest under these agreements.  After analyzing the collectibility of the prepetition receivables due to Mesaba from Northwest, the Company concluded that it was necessary to establish a reserve of $31.9 million for amounts that Mesaba may not ultimately collect.

Mesaba reduced impairment and other charges $2.8 million in the last six months of fiscal 2006 to adjust the Northwest bad debt reserve to $29.1 million from $31.9 million primarily due to additional offsetting liabilities owed by Mesaba to Northwest.  The $2.8 million reduction was determined after the deconsolidation of Mesaba on the Petition Date and is reflected in Mesaba’s condensed financials statements (See Note 18).

5.              MAIR’s Proof of Claim in Mesaba’s Bankruptcy

On February 28, 2006, as a part of Mesaba’s bankruptcy proceedings, MAIR filed a proof of claim against Mesaba for $55.2 million, with no recognition of this claim in the Company’s consolidated financial statements due to the significant uncertainty of any amount being ultimately collected.  The following table summarizes MAIR’s claim against Mesaba in thousands:

Management fees	$2,875
Guaranty of principal and accrued interest on Cincinnati hangar bonds	13,015
Guaranty of Cincinnati hangar lease	4,501
Capital contribution to Mesaba made in connection with ASA	31,755
Federal and state income taxes	3,080
$55,226

In conjunction with the deconsolidation of Mesaba’s results following the Petition Date, the Company reviewed all intercompany guaranties.  The Company identified liabilities of approximately $6.0 million for the guaranty of Mesaba’s Cincinnati/Northern Kentucky International Airport facility and certain Mesaba income tax obligations payable to MAIR as the filer of the Company’s consolidated tax returns. These liabilities recorded on MAIR’s financial statements are duplicative of similar amounts included in liabilities subject to compromise recorded in Mesaba’s condensed financial statements (see Note 18) and have been eliminated from MAIR’s March 31, 2006 consolidated financial statements.

Under guidance of SOP 90-7 and APB Opinion No. 18, the Company determined that it was probable that the duplicative liabilities would be allowed into the claim pool by the Bankruptcy Court.  Mesaba accrued $6.0 million as reorganization items related to these duplicative liabilities.  Therefore, the $40.0 million of equity in loss of Mesaba that MAIR recognized at March 31, 2006 did not include the $6.0 million in duplicative liabilities Mesaba recorded in fiscal 2006.

In April 2007, the Bankruptcy Court approved a compromise for MAIR’s $55.2 million damage claim under which Mesaba allowed MAIR a claim of up to $6.2 million relating to repayment of the guaranty of the Cincinnati hangar lease and management fees.  Additionally, pursuant to the SPA between MAIR and Northwest, Northwest assigned its allowed claim of $7.3 million to MAIR.  Accordingly, MAIR could receive up to $13.5 million for its claim in Mesaba’s bankruptcy.  As of March 31, 2007, MAIR has not recorded any of these claims in the consolidated financial statements.

6.              Investments

Investments consist principally of government, agency, corporate and municipal securities and are classified as available-for-sale.  Fair value of investments is determined based on quoted market prices.  The Company classifies investments with an original maturity of more than 90 days that mature within one year as short-term and greater than one year as long-term.

As of March 31, 2007 and 2006, cash, cash equivalents, short-term and long-term investments totaled $66.0 million and $110.7 million, respectively.

Amortized cost, gross unrealized gains and losses and fair value of short and long-term investments classified as securities available for sale were as follows as of March 31, in thousands:

	2007	2006
Amortized cost	$37,409	$63,761
Gross unrealized gains	50	4
Gross unrealized losses	(34)	(164)
Fair value	$37,425	$63,601

In fiscal 2006, gross realized losses were $0.2 million as the Company incurred some losses when it changed its investment profile focus from tax-exempt municipal securities to taxable securities.  In fiscal 2007 and 2005, the gross realized gains and losses were insignificant, as the Company generally held the investments until maturity.

7.              Leases

Aircraft Leases

Big Sky

Big Sky’s airline fleet consisted of the following aircraft held under operating leases as of March 31, 2007:

			Approximate	Approximate
	Number of	Seating	Single Flight	Average Cruising
Type of Aircraft	Aircraft	Capacity	Range (miles)	Speed (mph)
Operating:
Beechcraft 1900D	10	19	750	325
Nonoperating:
Metro III	1

As of March 31, 2007, Big Sky’s fleet of Metro and Beechcraft aircraft had remaining lease terms of 5 to 44 months and aggregate monthly lease payments of approximately $0.2 million. On March 12, 2007, Big Sky entered into an agreement with CommutAir to purchase eight Beechcraft 1900D aircraft and related spare parts with delivery scheduled during the last half of calendar 2007. Big Sky is in the process of obtaining financing for these aircraft.

Although Big Sky’s airline fleet operating leases contain standard return conditions, the operating leases do not contain any other guaranteed lease residual provisions or purchase options for which there would be a potential contingency at the termination of the lease period.

As of March 31, 2007, the aircraft operating leases for Big Sky require future minimum rental payments as follows, in thousands:

Year Ending March 31	Amount
2008	$1,860
2009	1,810
2010	1,719
2011	392
2012	—
Thereafter	—
$5,781

Consolidated rent expense for aircraft operating leases, excluding Mesaba after its deconsolidation on the Petition Date, was $1.8 million, $56.3 million and $102.5 million in fiscal 2007, 2006 and 2005, respectively.

Non-Aircraft Leases

The Company leases land, offices, hangar facilities, equipment and certain terminal facilities under operating leases through 2019, which provide for approximate future minimum rental payments as follows as of March 31, in thousands:

Year Ending March 31	Amount
2008	$1,510
2009	1,496
2010	1,426
2011	1,384
2012	1,339
Thereafter	20,319
$27,474

The Company’s consolidated rent expense for non-aircraft operating leases was approximately $1.5 million, $1.1 million and $15.4 million in fiscal 2007, 2006 and 2005, respectively.

Separately, as described in Note 13, MAIR has guaranteed Mesaba’s obligations with respect to Mesaba’s facility at the Cincinnati/Northern Kentucky International Airport.  Since Mesaba’s bankruptcy filing, MAIR has made the payments owed by Mesaba under the ground lease and facilities lease, which payments total approximately $1.2 million annually.  These guaranty payments are reflected in the table above.

Capital Lease

Future minimum lease payments under Big Sky’s capital lease for its hangar facility and the present value of future minimum capital lease payments as of March 31, were as follows, in thousands:

Year Ending March 31	Amount
2008	$68
2009	68
2010	68
2011	68
2012	68
Thereafter	474
Total minimum lease payments	$814
Less interest	(303)
Present value of minimum lease payments	$511

The carrying value of the facility under capital lease net of accumulated depreciation was $0.4 and $0.5 million at March 31, 2007 and 2006, respectively.

8.              Notes Payable and Long-Term Debt

Long-term debt is recorded in other noncurrent liabilities in the consolidated balance sheet and consists of the following as of March 31, in thousands:

	2007	2006
Variable rate installment note (10.75% at March 31, 2007) due May 2007 secured by substantially all assets of Big Sky	$5	$27

7.5% installment note due May 2007 secured by substantially all assets of Big Sky	25	106
	30	133

Capitalized lease obligation, at imputed interest rate of 8.5%, secured by Big Sky leased assets	511	423
	541	556
Less current portion	(64)	(144)
	$477	$412

Long-term debt maturities were as follows as of March 31, 2007, in thousands:

Year Ending March 31	Amount
2008	$64
2009	28
2010	31
2011	36
2012	34
Thereafter	348
$541

Line of Credit

In February 2005, Big Sky obtained a revolving line of credit in the principal amount of $250,000 from First Interstate Bank of Billings.  In March 2006, the principal amount available under the line increased to $370,000.  The line of credit charges a variable interest rate based on the prime rate published in the Wall Street Journal.  At March 31, 2007, the rate was 8.25%.  The line of credit is collateralized by Big Sky’s inventory, accounts receivable and equipment and is scheduled to mature in June 2007.  The balance of the line of credit was $370,000 as of March 31, 2007 and 2006.

9.              Income Taxes

The Company’s consolidated (benefit) provision for income taxes was comprised of the following elements for the years ended March 31, in thousands:

	2007	2006	2005
Current:
Federal	$(1,929)	$(2,418)	$2,328
State	(420)	—	850
Deferred
Federal	324	(10,453)	390
State	28	(971)	36
	$(1,997)	$(13,842)	$3,604

The actual income tax (benefit) expense differs from the statutory tax expense as follows for the years ended March 31, in thousands:

	2007	2006	2005
Computed tax (benefit) expense at Federal statutory rate of 35%	$(3,291)	$(19,858)	$3,830
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	(282)	(1,845)	553
Non-deductible meals and entertainment expenses	14	264	393
Non-deductible goodwill impairment	—	957	—
Non-deductible loss in subsidiary	—	3,418	—
Favorable IRS audit settlement	(1,472)	—	(1,200)
Valuation allowance	3,450	3,630	—
Other, net	(416)	(408)	28
	$(1,997)	$(13,842)	$3,604

The following is a table of the significant components of the Company’s deferred tax assets and liabilities as of March 31, in thousands:

	2007	2006
Deferred tax assets:
Maintenance	$—	$1
NOL carryforwards	6,117	2,871
Other accruals	2,020	2,327
Gross deferred tax assets	$8,137	$5,199

Deferred tax liabilities:
Property and equipment	$189	$142
Other accruals	1,360	1,427
Gross deferred tax liabilities	1,549	1,569
Less valuation allowance	(6,940)	(3,630)
Net deferred tax liabilities	$(352)	$—

The net deferred tax liability was classified as follows as of March 31, in thousands:

	2007	2006
Current	$—	$—
Long term	(352)	—
	$(352)	$—

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

The Company has performed such an analysis, and a valuation allowance has been provided against deferred tax assets to the extent they cannot be used to offset future income arising from the expected reversal of taxable differences.  A valuation allowance of $6.9 million and $3.6 million as of March 31, 2007 and March 31, 2006, respectively, has been provided due to the significance of the Company’s losses and significant uncertainties of its ability to realize these assets.  The Company will be required to update its estimates of future taxable income based upon additional information management obtains, and the Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  At March 31, 2007, the Company’s federal deferred tax assets included $15.7 million of NOL carryforwards (excluding Mesaba’s NOL carryforwards discussed below).  Of these NOL carryforwards, $3.7 million are federal NOLs related to Big Sky and are subject to Section 382 of the Internal Revenue Code, which restricts the annual utilization of certain NOLs incurred prior to a change in ownership.  These Big Sky NOL carryforwards expire through 2022.  The remaining $12.0 million balance is for MAIR’s federal NOLs which expire in 2026 and 2027.  MAIR and Big Sky also has $21.0 million in state NOLs (excluding Mesaba’s state NOL carryforwards discussed below) which expire over the next four to twenty years.

During the fourth quarter of fiscal 2007, the Company received verification of a final settlement with the IRS concerning the IRS’ examination of the Company’s income tax returns for fiscal 2001 through 2004.  As a result of this favorable settlement, the Company reduced its income tax payable and tax provision by $1.5 million in the fourth quarter of fiscal 2007.

As a result of the deconsolidation of Mesaba in the third quarter of fiscal 2006, all of Mesaba’s net deferred tax assets are no longer presented in the accompanying consolidated balance sheet at March 31, 2007 and March 31, 2006 but remain a part of Mesaba’s condensed financial statements at March 31, 2006 (see Note 18).  MAIR owned 100% of Mesaba until April 24, 2007, at which time Northwest became the sole owner of Mesaba through Mesaba’s bankruptcy plan of reorganization (see Note 14).  MAIR will include Mesaba in its consolidated tax return filings as of March 31 2007.  Mesaba’s short period ending April 24, 2007 will be included in MAIR’s consolidated tax return filings for the period ending March 31, 2008.

As a result of the April 2007 settlement of MAIR’s proof of claim in Mesaba’s bankruptcy proceedings, MAIR may be responsible for certain of Mesaba’s tax obligations incurred through April 24, 2007, the effective date of Mesaba’s plan of reorganization, for those states in which MAIR and Mesaba historically filed a unitary tax return. Although management does not believe there is any remaining exposure, under the settlement between MAIR and Mesaba, Mesaba agreed to relinquish its right to the $0.8 million intercompany balance so that MAIR can use these funds to pay any Mesaba tax obligations that taxing authorities seek to collect from MAIR.

10.       Shareholders’ Equity

Capital Stock

The Company’s authorized capital stock consists of 60,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of undesignated preferred stock, having no specified par value.  As of March 31, 2007, there were 15,008,285 shares of common stock issued and outstanding.  No shares of preferred stock have been issued.

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

In January 2007, MAIR and Northwest entered into the SPA under which MAIR agreed to repurchase all of Northwest’s common stock of MAIR, subject to approval by Northwest’s Bankruptcy Court.  MAIR agreed to purchase 5,657,113 shares of stock from Northwest at a purchase price of $6.25 per share, payable in two tranches.   The closing for the stock purchase occurred on March 12, 2007, at which time MAIR paid Northwest $4.25 per share, or approximately $24 million, and Northwest returned all of the shares to MAIR for cancellation.  Northwest’s Amended Warrant to purchase additional shares of MAIR’s stock was also cancelled on that date.  MAIR will be required to pay to Northwest the remaining $2.00 per share, or approximately $11.3 million, the earlier of October 22, 2007 or the date on which MAIR receives at least $25 million in distributions from Mesaba’s bankruptcy estate on account of MAIR’s equity interest in Mesaba.  The remaining payment is recorded as a liability on the balance sheet.

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

During fiscal 2007, the adoption of SFAS 123R has resulted in additional expense in the amount of $0.3 million related to stock options.  These amounts are included in the “Wages and benefits” caption in the accompanying consolidated statements of operations for the fiscal year ended March 31, 2007.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123R.  As the Company currently has no excess tax benefits related to SFAS 123R, its adoption has not affected the Company’s consolidated statement of cash flows. The impact of adopting SFAS 123R on future results will depend on, among other things, levels of stock options granted in the future, actual forfeiture rates and the timing of option exercises.

Stock option transactions for the above three plans for the three years ended March 31 were as follows:

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value	Exercisable	Price	Term	Value
				(in thousands)				(in thousands)
Balance at March 31, 2004	1,784,519	$6.88			1,203,519	$6.90
Granted	330,000	8.28
Exercised	(198,968)	6.04
Expired / Cancelled	(17,000)	23.00
Balance at March 31, 2005	1,898,551	7.07			1,272,426	6.85
Exercised	(17,500)	6.54
Expired / Cancelled	(321,875)	8.04
Balance at March 31, 2006	1,559,176	6.87			1,341,676	6.74
Granted	45,000	5.62
Exercised	(73,558)	6.35
Expired / Cancelled	(72,500)	6.53
Balance at March 31, 2007	1,458,118	6.87	4.3	$434	1,308,118	6.80	3.9	$391

Vested or expected to vest at March 31, 2007	1,238,118	6.64	5.1	$431

The aggregate intrinsic value of options outstanding at March 31, 2007 is calculated as the difference between the exercise price of the underlying option and the market price of the common stock.  The aggregate intrinsic value of options exercised during fiscal 2007 and 2006 was immaterial.  The aggregate intrinsic value of options exercised during fiscal 2005 was $0.6 million.  The total fair value of options vested was $0.4 million in each of the years ended March 31, 2007, 2006 and 2005.

Options outstanding as of March 31, 2007 were as follows:

	Options Outstanding			Options Exercisable
		Average Remaining	Weighted		Weighted
Range of	Number	Contract Life	Average	Number	Average
Exercise Prices	of Shares	(in years)	Exercise Price	of Shares	Exercise Price
$5.62 - $6.57	1,033,118	3.8	$6.18	988,118	$6.17
$6.58 - $9.20	375,000	6.0	8.45	270,000	8.49
$9.21 - $11.50	50,000	1.2	10.00	50,000	10.00
$5.62 - $11.50	1,458,118	4.3	6.87	1,308,118	6.80

As of March 31, 2007, there were 1,685,883 shares available for grant under the Company’s 2000 Stock Incentive Plan.  No shares are available for future grants under either the 1994 Stock Option Plan or the 1996 Director Stock Option Plan.

Unrecognized Compensation

As of March 31, 2007, the Company had $0.3 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under all equity compensation plans.  Total unrecognized compensation will be adjusted for future changes in estimated forfeitures.  The Company expects to recognize the cost over a weighted average period of two years.

11.       Earnings (Loss) Per Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been exercised.  Stock options and warrants with an exercise price exceeding the fair market value of the Company’s common stock at year-end are considered antidilutive and are excluded from the calculation.

The following table reconciles the number of shares utilized in the earnings per share calculations for the years ended March 31, in thousands, except per share data:

	2007	2006	2005
Net (loss) income	$(7,405)	$(82,848)	$7,355
For earnings per share - basic:
Weighted average number of issued shares outstanding	20,333	20,584	20,505
Effect of dilutive securities:
Computed shares outstanding under stock option plans utilizing the treasury stock method	—	—	388
Computed shares outstanding under warrants issued utilizing the treasury stock method	—	—	157
For earnings per share - diluted:
Weighted average common and potentially dilutive common shares outstanding	20,333	20,584	21,050

Earnings (loss) per share - basic	$(0.36)	$(4.02)	$0.36
Earnings (loss) per share - diluted	$(0.36)	$(4.02)	$0.35

Antidilutive options and warrants	1,458	5,672	3,505

12.       Segment Information

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  SFAS No. 131 establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers.  The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  Although Mesaba has been deconsolidated from the Company’s consolidated financial statements as of the Petition Date, the segment information presented below continues to include Mesaba in accordance with SFAS No. 131 and related guidance for equity-method investees.  Mesaba’s results of operations after the Petition Date are included in the “Eliminations” column.

Operating segment information for Mesaba, Big Sky and MAIR were as follows, in thousands:

	Mesaba	Big Sky	MAIR	Eliminations	Consolidated
Year Ended March 31, 2007:
Operating revenues	$268,303	$23,932	$234	$(268,537)	$23,932
Operating expenses	290,230	28,843	9,945	(290,464)	38,554
Depreciation and amortization	9,021	676	21	(9,021)	697
Interest expense	220	599	35	(627)	227
Reorganization items, net	40,060	—	—	(40,060)	—
Loss before income taxes	(68,596)	(5,505)	(3,897)	68,596	(9,402)
Capital expenditures	2,319	567	10	(2,319)	577
Current assets	46,457	7,090	57,807	(48,015)	63,339
Total assets	72,120	10,942	105,838	(97,210)	91,690
Current liabilities	44,320	6,638	18,323	(45,878)	23,403
Total stockholders’ (deficit) equity	(68,310)	3,223	87,515	44,778	67,206
Year Ended March 31, 2006:
Operating revenues	$408,814	$20,441	$3,184	$(176,160)	$256,279
Operating expenses	448,939	28,225	21,086	(179,270)	318,980
Depreciation and amortization	12,243	878	18	(5,012)	8,127
Interest expense	—	390	—	(315)	75
Reorganization items, net	22,650	—	—	(22,650)	—
(Loss) income before income taxes	(62,326)	8,090	(12,106)	9,605	(56,737)
Capital expenditures	8,101	743	20	(2,382)	6,482
Current assets	78,284	3,926	98,437	(82,211)	98,436
Total assets	118,441	7,918	169,716	(174,133)	121,942
Current liabilities	52,984	9,591	6,908	(56,912)	12,571
Total stockholders’ equity (deficit)	2,937	(2,445)	169,716	(61,609)	108,599
Year Ended March 31, 2005:
Operating revenues	$427,533	$15,077	$4,774	$(4,774)	$442,610
Operating expenses	413,077	19,991	5,677	(4,774)	433,971
Depreciation and amortization	13,844	774	16	—	14,634
Interest expense	—	278	—	(217)	61
Income (loss) before income taxes	14,715	(5,182)	1,426	—	10,959
Capital expenditures	9,390	264	5	—	9,659

13.       Commitments and Contingencies

Workforce

Approximately 53% of Big Sky’s workforce consists of members of unions representing pilots, mechanics and dispatchers.  The CBAs for the pilots, mechanics and dispatchers become amendable December 2009, August 2010 and December 2009, respectively.

Benefit Plan

Big Sky maintains a 401(k) benefit plan covering substantially all of its employees whereby Big Sky will match 30% of employee contributions to the plan, up to 5% of each employee’s eligible earnings.  Big Sky’s contribution to the plan was not significant in fiscal 2007, 2006 or 2005.

During fiscal 2007, MAIR maintained a 401(k) benefit plan covering all of its employees whereby MAIR matched 50%, 75% or 100%, depending on length of employment, of employee contributions to the plan, up to 8% of each employee’s eligible earnings.  MAIR’s contribution to the plan was not significant in fiscal 2007, 2006 or 2005.

Beginning April 30, 2007, MAIR began participating in Big Sky’s 401(k) benefit plan.

Regulatory Matters

From time to time, Big Sky is party to ongoing FAA proceedings arising in the ordinary course of business.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Litigation

The Company is a party to ongoing legal and tax proceedings arising in the ordinary course of business.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Saab Leasing Litigation

In 2002, Fairbrook Leasing, Inc., Lambert Leasing, Inc. and Swedish Aircraft MAIR AB (“Saab Leasing”) filed a declaratory judgment action against Mesaba relating to 20 Saab 340A (“340A”) aircraft leased by Mesaba.  In 2003, the District Court declared that the term sheet relating to the leases for the 340A aircraft was a binding preliminary agreement requiring Mesaba to negotiate in good faith toward the execution of long-term agreements for each of the 340A aircraft.  Although Mesaba appealed this ruling, while the appeal was pending, Saab Leasing (relying on the District Court’s declaratory judgment ruling) filed a separate action in the District Court alleging approximately $35 million in damages for past due and future aircraft lease obligations.  While the damages action was pending, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court’s declaratory judgment ruling.  On July 6, 2006, the District Court in the damages action granted Mesaba’s motion for partial summary judgment, ruling that Saab Leasing is not eligible to receive damages for the majority of its claims against Mesaba.

Because the potential damages for the remaining claim against Mesaba are not significant, Mesaba never established any accrual with regard to this litigation within its condensed financial statements.  Mesaba was unable to reach a settlement with Saab Leasing within the context of Mesaba’s bankruptcy proceedings; thus, Mesaba consented to lift the automatic stay and allow Saab Leasing to appeal the District Court’s July 2006 ruling to the Eighth Circuit Court of Appeals.  Mesaba’s bankruptcy estate will now be required to fund any litigation expenses and any amounts that may be due to Saab Leasing if the District Court’s ruling is reversed.  Any such payments by Mesaba’s bankruptcy estate would ultimately reduce the distribution MAIR is entitled to receive from the estate.

Goldman Bankruptcy Claim

Goldman is the largest creditor in Mesaba’s bankruptcy proceedings, and it holds approximately $58 million in disputed claims asserted by itself or purchased from other creditors.  All of Goldman’s disputed claims are for aircraft and equipment leases that were rejected by Mesaba.  Goldman has asserted that the stipulated loss provisions of the applicable leases, under which liquidated damages are calculated, should apply to determine the total claim amount due to Goldman.  Mesaba’s bankruptcy estate has filed for summary judgment with the Bankruptcy Court asserting that the liquidated damages constitute unenforceable penalties.  Mesaba’s bankruptcy trustee instead believes that the claim allowed to Goldman should reflect actual damages suffered, which is the amount related to Goldman’s claim that is recorded in Mesaba’s liabilities subject to compromise.  Mesaba’s bankruptcy estate will be funding the litigation expenses related to the Goldman claim and will be responsible for making a distribution to Goldman following resolution of the claim.  Any such payments by Mesaba’s bankruptcy estate would ultimately reduce the distribution MAIR is entitled to receive from the estate.

Guaranty

Prior to its bankruptcy, Mesaba leased a facility at the Cincinnati/Northern Kentucky International Airport, but vacated the facility and ceased making the required lease payments on it in November 2005.  In 1999, MAIR unconditionally guaranteed full and prompt payment of the ground lease and the bonds associated with the initial financing of the facility.  In accordance with this guaranty, MAIR has made the required bond and ground lease payments due since November 2005.  In April 2006, in exchange for the bondholders forbearing acceleration of the bonds, MAIR delivered a letter of credit to the bondholders to assure payment of the bonds.  Subsequently, Mesaba rejected the facilities lease associated with the facility, but assumed and assigned the related ground lease to MAIR.  The Airport Board consented to the assignment of the ground lease.  Since Mesaba vacated the hangar in October 2005, MAIR has been seeking other sublessors to lease the facility.  Any rent MAIR receives from a future sublessor would offset the lease payments that MAIR is required to make.

MAIR and the bondholders are negotiating an amendment to the original forbearance that provides for the bondholders’ continued forbearance to allow MAIR a specified number of months to identify a new tenant and execute a sublease for the property.  As of December 31, 2005, MAIR recorded a $4.8 million liability with respect to the lease and guaranty, which assumed that the facility would remain vacant for two years, during which time MAIR would continue to make the bond and lease payments, and that thereafter MAIR would be able to sublease the facility at a 20% discount.  At March 31, 2007, this accrued liability totaled $3.4 million.  If MAIR is unable to find an alternate sublessee for the facility, the bondholders have the right to call the bonds, and MAIR may be required to record an additional charge and liability of up to $9.4 million.  MAIR continues to reassess this reserve as material developments occur.

The letter of credit was issued by First Interstate Bank of Billings (“UMB”) and is currently fully collateralized by MAIR’s cash account held at First Interstate Bank.  Under the agreement with UMB, MAIR is obligated to maintain the letter of credit until all obligations under the bonds are satisfied.  MAIR’s annual obligations with respect to the bonds and the ground lease for the facility total approximately $1.2 million, and those obligations will continue through July 2029 and will increase at scheduled intervals in accordance with the terms of the bond documents.  The UMB agreement and the letter of credit provide that the amount of the letter of credit will automatically decrease each July in accordance with the redemption schedule for the bonds.

UMB may draw on the letter of credit upon the occurrence of an event of default under its agreement with MAIR, including if MAIR fails to make any payment when due to UMB, if MAIR fails to provide evidence that the letter of credit has been renewed annually (or if MAIR fails to renew the letter of credit), if UMB receives notice from First Interstate Bank of the bank’s intent not to renew the letter of credit, if the bonds become subject to mandatory redemption, if MAIR fails to comply with the terms of its agreement with UMB or if MAIR commits any event of default under its guaranty of Mesaba’s bond obligations.  The cash supporting the letter of credit was classified as “Restricted cash” on the Company’s consolidated balance sheet at March 31, 2007 and 2006.

Other Guarantees

In February 2005, Big Sky obtained a revolving line of credit in the principal amount of $250,000 from First Interstate Bank of Billings.  In March 2006, the principal amount available under the line increased to $370,000.  The line of credit charges a variable interest rate based on the prime rate published in the Wall Street Journal.  At March 31, 2007, the rate was 8.25%.  The line of credit is collateralized by Big Sky’s inventory, accounts receivable and equipment and is scheduled to mature in June 2007.

Big Sky recorded $0.6 million of restricted cash in fiscal 2007 for certificates of deposit supporting letters of credit of $0.4 million for workers’ compensation insurance and $0.2 million for aircraft fuel and airport lease agreements.

In May 2007 Big Sky established a $0.1 million certificate of deposit supporting a customs bond required for the June 2007 service between Boston, Massachusetts and Quebec City and Fredericton, Canada.

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

14.       Mesaba Plan of Reorganization

On January 22, 2007, Mesaba and Northwest entered into the SPRA, under which Northwest agreed to allow Mesaba a $145 million claim in Northwest’s bankruptcy case.  In exchange, Mesaba agreed to file a plan of reorganization under which Mesaba’s existing equity would be cancelled and new equity would be issued to Northwest, making Mesaba a wholly-owned operating subsidiary of Northwest.

The SPRA authorized Mesaba to monetize its $145 million claim against Northwest to provide Mesaba’s bankruptcy estate with cash to satisfy creditors’ claims.  Mesaba’s creditors’ committee conducted an auction on January 29, 2007, after which Goldman Sachs and Mesaba entered into a forward contract by which Goldman Sachs purchased the $145 million claim for approximately $125 million.  The closing of the sale to Goldman Sachs was contingent upon Northwest’s bankruptcy court allowing the $145 million claim and upon Mesaba’s plan of reorganization being approved by its own Bankruptcy Court.  Following Northwest’s bankruptcy court’s February 27, 2007 order allowing the $145 million claim and Mesaba’s Bankruptcy Court’s April 9, 2007 approval of Mesaba’s plan of reorganization, Goldman Sachs funded the $125 million purchase price.  Mesaba exited bankruptcy on April 24, 2007, and all the outstanding stock of Mesaba is now owned by Northwest.

The entire $125 million purchase price from Goldman Sachs was placed in a liquidating trust, and the proceeds from the liquidating trust will ultimately be used to satisfy Mesaba’s creditors’ claims.  Prior to the order approving Mesaba’s plan of reorganization, MAIR worked with Mesaba’s creditors’ committee to resolve the majority of Mesaba’s creditors’ claims.  The two remaining significant unresolved claims are held by Goldman and Saab and are discussed more fully in Note 13.  Mesaba currently estimates that the allowed creditors’ claims will total approximately $94 million, which amount includes MAIR’s $13.1 million claim.  If Mesaba’s estimate is correct, Mesaba’s creditors would be paid in full, including interest, and MAIR could receive an additional $31 million for its equity interest in Mesaba.  However, in the event the total allowed creditors’ claims exceed $125 million, MAIR would not receive any distributions for its equity ownership of Mesaba.  In such event, the trust assets would be distributed pro-rata to all of Mesaba’s unsecured creditors, including MAIR.

The trustee for Mesaba’s liquidating trust has not yet authorized payments to any creditors.  While the agreement governing the trust does provide for interim distributions to creditors, there is no assurance that the trustee will authorize such distributions.  MAIR expects that the remaining creditors’ claims should be resolved in the next nine months and that it will receive distributions for its claim and for its equity interest by the end of fiscal 2008.

15.       Valuation and Qualifying Account

The following is the activity within the Company’s consolidated valuation and qualifying account for fiscal 2007, 2006 and 2005, in thousands:

	Balances at	Additions	Deductions		Balances at
	Beginning	Charged	from		End
	of Year	to Expense	Reserve		of Year
Allowance for doubtful accounts:
Year ended March 31, 2007	$33	$541	$4		$570
Year ended March 31, 2006	601	31,985	32,553	*	33
Year ended March 31, 2005	926	694	1,019		601

* $31.9 million of deductions was due to the deconsolidation of Mesaba (see Note 1).

16.       Quarterly Financial Data (Unaudited)

The following is quarterly financial data for the fiscal year ended March 31, 2007, in thousands, except per share data:

	Quarter Ended				Fiscal
	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	Year

Operating revenues	$6,043	$6,183	$5,952	$5,754	$23,932
Total operating expenses	9,837	9,603	8,387	10,727	38,554
Operating (loss) income	(3,794)	(3,420)	(2,435)	(4,973)	(14,622)
(Loss) income before provision of income taxes	(2,494)	(2,195)	(1,121)	(3,592)	(9,402)
(Loss) net income	(2,494)	(2,536)	(1,131)	(1,244)	(7,405)
(Loss) earnings per common share:
Basic	$(0.12)	$(0.12)	$(0.05)	$(0.06)	$(0.36	)(2)
Diluted	$(0.12)	$(0.12)	$(0.05)	$(0.06)	$(0.36	)(2)
Weighted average common shares outstanding:
Basic	20,592	20,592	20,592	19,556	20,333
Diluted	20,592	20,592	20,592	19,556	20,333

The following is quarterly financial data for the fiscal year ended March 31, 2006, in thousands, except per share data:

	June 30, 2005	September 30, 2005	December 31, 2005 (1)	March 31, 2006 (1)	Fiscal Year

Operating revenues	$114,683	$114,906	$21,247	$5,443	$256,279
Total operating expenses	115,601	155,132	28,307	19,940	318,980
Operating income (loss)	(918)	(40,226)	(7,060)	(14,497)	(62,701)
Income (loss) before provision of income taxes and equity in loss of Mesaba Aviation, Inc.	1,878	(39,139)	(6,393)	(13,083)	(56,737)
Equity in Loss of Mesaba Aviation, Inc.	—	—	(334)	(39,619)	(39,953)
Net income (loss)	1,202	(25,504)	(4,458)	(54,088)	(82,848)
Earnings (loss) per common share:
Basic	$0.06	$(1.24)	$(0.22)	$(2.63)	$(4.02	)(2)
Diluted	$0.06	$(1.24)	$(0.22)	$(2.63)	$(4.02	)(2)
Weighted average common shares outstanding:
Basic	20,574	20,577	20,592	20,592	20,584
Diluted	21,194	20,577	20,592	20,592	20,584

(1) As discussed in Note 1, MAIR deconsolidated Mesaba’s financials results under the equity method of accounting effective October 13, 2005, the date of Mesaba’s bankruptcy filing.  As a result, Mesaba’s results of operation have been removed from the Company’s consolidated results of operations since October 13, 2005.

(2) The sum of the earnings (loss) per share for each of the individual quarters does not equal earnings per share for the fiscal year due to rounding.

17.       Subsequent Events

In January 2007, Mesaba and Northwest entered into a SPRA by which Mesaba exited bankruptcy as a wholly-owned operating subsidiary of Northwest.  The Bankruptcy Court approved Mesaba’s plan of reorganization on April 9, 2007.  Mesaba’s plan of reorganization became effective on April 24, 2007, at which time Mesaba exited bankruptcy.  Thus, on April 24, 2007, MAIR’s ownership of Mesaba ceased.  See Note 14 for a discussion of Mesaba’s plan of reorganization.

18.       Financial Information of Mesaba

As discussed in Note 1, MAIR has accounted for Mesaba’s financial results under the equity method of accounting since the Petition Date.  In accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, MAIR evaluated whether its investment in Mesaba has experienced an other-than-temporary impairment as of March 31, 2006.  MAIR’s evaluation utilized a market and income approach, including a discounted cash flow analysis.  After analyzing Mesaba’s actual losses in fiscal 2006, projected losses in fiscal 2007 as it transitioned to a Saab-only operation, Mesaba’s five-year Saab business plan and Mesaba’s liabilities subject to compromise as of March 31, 2006, MAIR concluded that its remaining investment in Mesaba had experienced an other-than-temporary impairment.  Accordingly, effective March 31, 2006, MAIR recorded an $8.9 million impairment charge to write off its remaining equity investment in Mesaba.  The impairment charge was recorded in “Impairment and other charges” in the fiscal 2006 consolidated statement of operations.

As of March 31, 2007, Mesaba reported a net loss of $71.3 million.  MAIR did not record any additional Mesaba equity method losses in MAIR’s consolidated financial statements because MAIR did not have any further obligations to fund any of Mesaba’s additional losses.

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

MAIR has deconsolidated Mesaba, its wholly-owned subsidiary, from the Company’s March 31, 2007 and 2006 consolidated balance sheets and the consolidated statements of operations and cash flows since Mesaba’s bankruptcy filing on October 13, 2005 through March 31, 2007.  All of MAIR’s previously reported consolidated balance sheets, statements of operations and cash flows prior to October 13, 2005 continue to include Mesaba’s financial position, results of operations and cash flows.

MESABA AVIATION, INC.

(Debtor-in-Possession)

Condensed Balance Sheets

As of March 31, 2007 and 2006

(in thousands)

	2007	2006

ASSETS:
Cash, cash equivalents and short-term investments	$12,961	$20,718
Other current assets	33,496	57,566
Net property and equipment	19,697	32,532
Other long-term assets, net	5,966	7,625
	$72,120	$118,441

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY :
Current liabilities	$44,320	$52,984
Other liabilities and deferred credits	1,713	2,547
Liabilities subject to compromise (A)	94,397	59,973
Shareholder’s (deficit) equity	$(68,310)	2,937
	$72,120	$118,441

MESABA AVIATION, INC.

(Debtor-in-Possession)

Condensed Statements of Operations

Years Ended March 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
OPERATING REVENUES:
Passenger	$238,195	$373,031	$392,808
Freight and other	30,108	35,783	34,725
Total operating revenues	268,303	408,814	427,533

OPERATING EXPENSES:
Wages and benefits	120,237	145,495	140,871
Aircraft maintenance	49,212	83,368	81,860
Aircraft rents	50,261	92,948	100,502
Administrative and other	70,520	127,128	89,844
Total operating expenses	290,230	448,939	413,077

Operating (loss) income	(21,927)	(40,125)	14,456

NONOPERATING (EXPENSE) INCOME:
Interest (expense) income and other	(6,102)	449	259
Reorganization items, net	(40,060)	(22,650)	—
Nonoperating (expense) income, net	(46,162)	(22,201)	259
(Loss) income before income taxes	(68,089)	(62,326)	14,715

PROVISION FOR INCOME TAXES	(2,666)	(8,408)	(6,611)
(Loss) income before cumulative effect of change in accounting principle	(70,755)	(70,734)	8,104

Cumulative effect of change in accounting principle (B)	507	—	—

NET (LOSS) INCOME	$(71,262)	$(70,734)	$8,104

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

(A)       Liabilities Subject to Compromise

Liabilities subject to compromise in Mesaba’s condensed balance sheets at March 31, 2007 and March 31, 2006 refers to both secured and unsecured obligations that will be accounted for under a plan of reorganization, including claims incurred prior to the Petition Date.  They represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 bankruptcy process and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim or other events.

Although Mesaba has estimated the value of the claims that will be allowed by the Bankruptcy Court at $94.4 million, the Bankruptcy Court will make the final determination regarding what portion of the $245.7 million in total proofs of claim filed will be deemed allowable claims (See Note 14).  The determination of how those liabilities will ultimately be treated will not be known until the claims resolution process is complete.  Mesaba worked with its creditors’ committee and with MAIR to resolve as many proofs of claim as possible prior to the confirmation of its plan of reorganization.  The proceeds from the sale of Mesaba’s claim in Northwest’s bankruptcy have been placed in a liquidating trust and are being held for distribution to Mesaba’s creditors and MAIR.  A liquidating trustee has been appointed to work with the creditors’ committee and with MAIR to continue to resolve any outstanding proofs of claim.  As a result, the amounts of liabilities subject to compromise may change.

Liabilities subject to compromise at March 31, 2007 and 2006 were as follows, in thousands:

	March 31 2007	March 31 2006
Accounts payable and other liabilities	$28,395	$34,936
Damage claims	60,233	20,066
Secured claims	3,365	2,520
Priority tax claims	2,404	2,451
	$94,397	$59,973

(B) Cumulative Effect of Change in Accounting Principle

Upon adoption on April 1, 2006, in accordance with SFAS 123R, Mesaba recorded $0.5 million for the cumulative effect of a change in accounting principle during the first quarter of fiscal 2007 as a result of valuing stock appreciation rights under the fair value method.

19.       Supplemental Cash Flow Information

The following tables present supplementary cash flow information and non-cash activity for the years ended March 31, in thousands:

	2007	2006	2005
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid (refund received) during the year for:
Interest	$64	$76	$61
Income taxes	(4,768)	(1,735)	5,073
Repurchase of Northwest’s outstanding shares in MAIR	10,905	—	—

	2007	2006	2005
SUPPLEMENTAL NON-CASH ACTIVITY:
Effect of deconsolidation of Mesaba Aviation, Inc:
Short-term investments	$—	$2,799	$—
Restricted cash and cash equivalents	—	6,921	—
Accounts receivable, net	—	31,817	—
Inventories, net	—	11,236	—
Prepaid expenses and deposits	—	5,476	—
Deferred income taxes and other	—	22,446	—
Property and equipment, net	—	35,608	—
Long-term investments and other	—	11,587	—
Accounts payable and accrued liabilities	—	(87,560)	—
Other noncurrent liabilities	—	(3,936)	—

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, an evaluation was conducted of the effectiveness of the internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2007.  Management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report below.

Changes in Internal Controls

During the fourth quarter of fiscal 2007, there were no changes in internal control over financial reporting that had a material effect on internal control over financial reporting or were reasonably likely to have a material effect on internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders
MAIR Holdings, Inc.
Minneapolis, Minnesota

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MAIR Holdings, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“general accepted accounting principles”).  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2007 of the Company and our report dated June 15, 2007 expressed an unqualified opinion on those financial statements and included explanatory paragraphs relating to the Mesaba Aviation, Inc. (Debtor-in-Possession), a wholly-owned subsidiary of the Company, Bankruptcy Court entering an order confirming the plan of reorganization on April 24, 2007, and the Company’s change in its method of accounting for stock-based compensation.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
June 15, 2007

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and executive officers of the Company is incorporated herein by reference to the Proxy Statement to be issued in connection with the 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”).

Item 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference to the 2007 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the 2007 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the 2007 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the 2007 Proxy Statement.

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

(b)   Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

(c)  Financial Statements of Subsidiaries Not Consolidated

The financial statements of Mesaba Aviation, Inc. are filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIR HOLDINGS, INC.

Dated: June 19, 2007	By:	/s/ Paul F. Foley
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

/s/ PAUL F. FOLEY	President and Chief Executive Officer (Principal Executive Officer) and Director	June 19, 2007
Paul F. Foley

/s/ ROBERT E. WEIL	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	June 19, 2007
Robert E. Weil

/s/ JOHN J. AHN	Director	June 19, 2007
John J. Ahn

/s/ DONALD E. BENSON	Director	June 19, 2007
Donald E. Benson

/s/ PIERSON M. GRIEVE	Director	June 19, 2007
Pierson M. Grieve

/s/ JAMES A. LEE	Director	June 19, 2007
James A. Lee

/s/ CARL R. POHLAD	Director	June 19, 2007
Carl R. Pohlad

/s/ ROBERT C. POHLAD	Director	June 19, 2007
Robert C. Pohlad

/s/ RAYMOND W. ZEHR, JR.	Director	June 19, 2007
Raymond W. Zehr, Jr.

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed August 27, 2003.
3.2	Bylaws. Incorporated by reference to the Company’s Form 10-K filed June 14, 2005.
4.1	Specimen certificate for shares of the Common Stock of the Company. Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed August 27, 2003.
* 10.1	1994 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended March 31, 2005.
* 10.2	1996 Directors’ Option Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the fiscal year ended March 31, 2005.
* 10.3	2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the fiscal year ended March 31, 2005.
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

10.6

Ground Lease, dated as of September 1, 1999, between Kenton County Airport Board and Mesaba Aviation, Inc. Incorporated by reference to Exhibit 10BB to the Company’s Form 10-K for the fiscal year ended March 31, 2000.

* 10.7

Management Compensation Agreement between the Company and Paul F. Foley, dated October 1, 2004. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2004.

10.8	Agreement, dated April 18, 2006, between MAIR Holdings, Inc. and UMB Bank, N.A. Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended March 31, 2006.
10.9

Letter of Credit Reimbursement Agreement, dated April 17, 2006, between MAIR Holdings, Inc. and First Interstate Bank. Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended March 31, 2006.

10.10	Irrevocable Standby Letter of Credit dated April 17, 2006, in the amount of $13,110,000. Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended March 31, 2006.
10.11	Hosted Prorate Agreement dated as of March 12, 2007 between Delta Air Lines, Inc. and Big Sky Transportation Co. Filed herewith.
10.12

Used Beechcraft 1900D Airliner Purchase Agreement dated as of March 12, 2007 between Champlain Enterprises, Inc. d/b/a CommutAir and Big Sky Transportation Co. d/b/a Big Sky Airlines (certain portions of this document have been deleted pursuant to an application for confidential treatment under Rule 24b-2). Filed herewith.

21.1	Subsidiaries. Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.
24.1	Powers of Attorney. Included in signature page.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.1	Mesaba Aviation, Inc. Financial Statements

*	Denotes management contract or compensatory plan or arrangement.