Form 10-Q
period 2007-06-30
MAIR HOLDINGS INC
filed 2007-08-14
CIK 835768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2007
Common Stock, par value $.01 per share	15,068,267

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q of MAIR Holdings, Inc. (“MAIR” or the “Company”) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking and are based upon information currently available to the Company.  The Company, through its officers, directors or employees, may also from time to time make oral forward-looking statements.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that a variety of material risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.  Many important factors that could cause such a difference are described under the caption “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 19, 2007.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAIR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	June 30	March 31
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,002	$28,593
Short-term investments	13,455	26,068
Accounts receivable, net of reserves of $573 and $570	3,405	2,882
Receivable from liquidating trust of Mesaba Aviation, Inc.	9,429	—
Inventories, net	826	650
Prepaid expenses and deposits	4,517	4,592
Restricted cash	681	554
Total current assets	63,315	63,339

PROPERTY AND EQUIPMENT:
Flight equipment	924	847
Other property and equipment	2,226	1,724
Less: Accumulated depreciation and amortization	(989)	(891)
Net property and equipment	2,161	1,680

NONCURRENT ASSETS:
Long-term investments	16,990	11,357
Other intangible assets, net	1,905	2,007
Restricted cash	13,110	13,110
Other assets, net	197	197
	$97,678	$91,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Intercompany payable to Mesaba Aviation, Inc.	$—	$813
Accounts payable	3,863	3,063
Stock repurchase payable to Northwest Airlines, Inc.	11,071	10,905
Accrued liabilities:
Payroll	1,175	1,575
Deferred income	679	737
Other current liabilities	5,562	6,310
Total current liabilities	22,350	23,403

OTHER NONCURRENT LIABILITIES	1,295	1,081
Total liabilities	23,645	24,484

SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, no specified par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 15,068,267 and 15,008,285 shares issued and outstanding	150	150
Paid-in capital	35,839	35,438
Accumulated other comprehensive loss	(70)	—
Retained earnings	38,114	31,618
Total shareholders’ equity	74,033	67,206
	$97,678	$91,690

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share information)

(Unaudited)

	Three Months Ended
	June 30
	2007	2006
OPERATING REVENUES:
Passenger	$4,390	$3,680
Freight and other	2,720	2,363
Total operating revenues	7,110	6,043
OPERATING EXPENSES:
Wages and benefits	4,009	2,472
Aircraft fuel	1,888	1,451
Aircraft maintenance	1,075	911
Aircraft rents	453	453
Landing fees	177	95
Insurance and taxes	328	675
Depreciation and amortization	202	178
Administrative and other	3,438	3,602
Total operating expenses	11,570	9,837
Operating loss	(4,460)	(3,794)
NONOPERATING INCOME (EXPENSE):
Damage claim income from Mesaba Aviation, Inc.	9,429	—
Interest income and other	1,653	1,317
Interest expense	(193)	(17)
Other nonoperating income, net	10,889	1,300

Income (loss) before benefit for income taxes	6,429	(2,494)

BENEFIT FOR INCOME TAXES	67	—

NET INCOME (LOSS)	$6,496	$(2,494)

NET INCOME (LOSS) PER SHARE:
Earnings (loss) per common share - basic	$0.43	$(0.12)
Earnings (loss) earnings per common share - diluted	$0.43	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	15,016	20,592
Diluted	15,086	20,592

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	June 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,496	$(2,494)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	202	178
Amortization of deferred credits	(27)	(27)
Stock-based compensation	43	115
Amortization of investment discounts	(218)	(336)
Mesaba Aviation, Inc. tax payable settlement	(813)	—
Changes in current operating items:
Accounts receivable	(523)	(14)
Income tax receivable	—	22
Inventories	(176)	(295)
Prepaid expenses and deposits	75	630
Receivable from liquidating trust of Mesaba Aviation, Inc.	(9,429)	—
Accounts payable and other	(245)	(854)
Net cash used in operating activities	(4,615)	(3,075)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(8,667)	(10,559)
Sales of investments	15,865	4,807
Purchases of property and equipment	(374)	(80)
Sale of property and equipment	4	—
Increase in restricted cash	(127)	(13,100)
Net cash provided by (used in) investing activities	6,701	(18,932)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in intercompany payable to Mesaba Aviation, Inc.	—	197
Purchase (repayment) of other noncurrent liabilities	1	(31)
Payment of long term debt and capital leases	(36)	—
Proceeds from exercise of stock options	358	—
Net cash provided by financing activities	323	166

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,409	(21,841)
CASH AND CASH EQUIVALENTS:
Beginning of period	28,593	47,135
End of period	$31,002	$25,294
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$25	$18
Income taxes	140	—

SUPPLEMENTARY NON-CASH ACTIVITY:
Capital expenditures in accounts payable	$206	$—

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC.  The information furnished in the condensed consolidated financial statements includes normal recurring adjustments, unless otherwise noted, and reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of such condensed consolidated financial statements.  The Company’s business is seasonal and, accordingly, interim results are not indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2007, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 19, 2007.

1.              Basis of Presentation, Corporate Organization and Business

Basis of Presentation and Corporate Organization

MAIR is the holding company for Big Sky Transportation Co. (“Big Sky”), a regional air carrier based in Billings, Montana.  Until April 24, 2007, MAIR was also the holding company for Mesaba Aviation, Inc., (“Mesaba”), a regional air carrier based in Minneapolis, Minnesota.  The Company’s condensed consolidated financial statements include the accounts of MAIR and Big Sky, as well as Mesaba until Mesaba’s bankruptcy filing on October 13, 2005 (“the Petition Date”).  All intercompany transactions and balances have been eliminated in consolidation.  As discussed further below, the accounts of Mesaba have been deconsolidated from the Company’s condensed consolidated financial statements effective as of the Petition Date.

Mesaba filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Minnesota (“Bankruptcy Court”) on the Petition Date, after which Mesaba operated its business as a debtor-in-possession pursuant to the Bankruptcy Code.  Mesaba filed its plan of reorganization on January 22, 2007, which provided for Mesaba to exit bankruptcy as a wholly-owned subsidiary of Northwest Airlines, Inc. (“Northwest”).  The plan of reorganization was approved by the Bankruptcy Court on April 9, 2007.  On April 24, 2007 (the “Exit Date”), the plan of reorganization became effective and Mesaba exited bankruptcy as a wholly-owned subsidiary of Northwest, and, therefore, is no longer owned by MAIR.  Mesaba’s statement of income is reported in Note 12 on a condensed basis for the period from April 1, 2007 through the Exit Date.

Due to Mesaba’s bankruptcy and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, MAIR deconsolidated Mesaba’s financial results effective as of the Petition Date.  As a result, Mesaba’s assets and liabilities have been removed from the Company’s consolidated balance sheets as of the Petition Date and through the Exit Date.  Mesaba’s results of operations have also been removed from the Company’s condensed consolidated results of operations and cash flows since the Petition Date.

MAIR has accounted for Mesaba’s financial results under the equity method of accounting since Mesaba’s bankruptcy filing on the Petition Date until its Exit Date.  In accordance with Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, MAIR evaluated whether its investment in Mesaba had experienced an other-than-temporary impairment as of March 31, 2006.  MAIR’s evaluation utilized a market and income approach, including a discounted cash flow analysis, and concluded that its remaining investment in Mesaba had experienced an other-than-temporary impairment.  Accordingly, effective March 31, 2006, MAIR recorded an $8.9 million impairment charge to write off its remaining equity investment in Mesaba.  The impairment charge was recorded in “Impairment and other charges” in the fiscal 2006 consolidated statement of operations.

For the fiscal year ended March 31, 2007, Mesaba reported a net loss of $71.3 million.  MAIR did not record any of these losses experienced by Mesaba in MAIR’s consolidated financial statements due to MAIR not having any further obligations to fund any of Mesaba’s additional losses.

For the period from April 1, 2007 through the Exit Date, Mesaba reported net income of $83.5 million (see Note 12).  Upon Mesaba’s emergence from bankruptcy and the corresponding transfer of MAIR’s equity in Mesaba to Northwest, MAIR lost its ability to significantly influence Mesaba; therefore, the Company did not record any portion of Mesaba’s income under the equity method of accounting.

The provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), applied to Mesaba’s financial statements while Mesaba operated under the provisions of Chapter 11 of the Bankruptcy Code.  SOP 90-7 does not change the application of GAAP in the preparation of financial statements.  However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  See Note 12 for the condensed income statement of Mesaba presented in accordance with SOP 90-7 on a stand-alone basis for the period from April 1, 2007 through the Exit Date and the three months ended June 30, 2006.

Since the Petition Date, intercompany balances between MAIR and Mesaba have not been eliminated. As of March 31, 2007, MAIR had an intercompany tax payable to Mesaba of $0.8 million and Mesaba had an equal intercompany tax receivable from MAIR.  As a result of the April 2007 settlement of MAIR’s proof of claim in Mesaba’s bankruptcy proceedings (see Note 3), MAIR may be responsible for certain of Mesaba’s tax obligations incurred through the Exit Date, the effective date of Mesaba’s plan of reorganization, for those states in which MAIR and Mesaba historically filed a unitary tax return.  Although the Company does not believe there is any remaining tax exposures, under the settlement between MAIR and Mesaba, Mesaba agreed to relinquish its right to the $0.8 million intercompany tax balance to allow MAIR to use these funds to pay any Mesaba tax obligations that taxing authorities may seek to collect from MAIR.  The reversal of the liability amount was recorded within other income for the three month period ended June 30, 2007.

Operations

Big Sky

Big Sky operates as a regional air carrier based in Billings, Montana, providing scheduled passenger, freight, express package and charter services.  As of June 30, 2007, Big Sky provided scheduled air service to 26 communities in the United States and Canada.  Big Sky operates as a Delta Connection carrier for Delta Air Lines, Inc. (“Delta”) in the east, with service to and from Boston, and in the west, Big Sky operates daily scheduled flights providing interline and online connecting services and local market services.  Big Sky also has code-sharing agreements with Alaska Airlines, Horizon Air, US Air and Northwest, where its services in the west are marketed jointly with those air carriers for connecting flights.

Big Sky participates in the Essential Air Service (“EAS”) program with the Department of Transportation (“DOT”).  The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service based on their passenger traffic.  The DOT pays EAS subsidies for each departure in a covered market. During the three months ended June 30, 2007 and 2006, Big Sky recognized revenue from EAS subsidies of $2.1 million and $2.2 million, respectively, reflecting the impact of the addition of Watertown, Massena and Ogdensburg, New York service, offset by the elimination of subsidy at Sheridan, Wyoming and the termination of service at Moses Lake, Washington.

On March 12, 2007, Big Sky and Delta executed a Hosted Prorate Agreement governing the Boston operation.  On the same date, Big Sky entered into a purchase agreement with Champlain Enterprises, Inc. d/b/a CommutAir to purchase eight Beechcraft 1900D aircraft, with a right of first refusal to purchase an additional four aircraft. Big Sky took delivery of the first aircraft on July 7, 2007.  Additionally, Big Sky was awarded a two year contract from the DOT to provide EAS service between Massena, Ogdensburg and Watertown, New York to Boston, Massachusetts.  This service began in April 2007 and is a part of Big Sky’s Delta operations.  The total annual subsidy for this flying is approximately $2.1 million.  As of July 15, 2007, Big Sky provided Delta Connection service to six cities in New York, Maine, Massachusetts and two cities in Canada with a fleet of six Beechcraft 1900D aircraft.  During the remainder of fiscal year 2008, Big Sky is scheduled to increase this operation by adding four additional aircraft and providing service to other similar communities.

Recent Developments

Big Sky was recently awarded an EAS contract to provide service between Cincinnati, Ohio and Cape Girardeau, Missouri and between Jackson, Tennessee, and Owensboro, Kentucky.  The EAS contract provides for an annual subsidy of $3.2 million.  Big Sky intends to begin this service as a Delta Connection carrier in November 2007.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as well as the reported amounts of revenues and expenses.  The most significant use of estimates relates to the allowance for doubtful accounts, aircraft property and equipment lives, inventory obsolescence reserves, valuation of other intangible assets and accounting for income taxes.  Ultimate results could differ from those estimates.

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

Intangible assets and related accumulated amortization were as follows, in thousands:

	June 30, 2007			March 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Indefinite-lived intangible assets:
Air carrier certificate	$925		$925	$925		$925
Amortizable intangible asset:
Pilot labor contract	2,840	(1,860)	980	2,840	(1,758)	1,082
	$3,765	$(1,860)	$1,905	$3,765	$(1,758)	$2,007

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

3.              MAIR’s Proof of Claim in Mesaba’s Bankruptcy

On February 28, 2006, as a part of Mesaba’s bankruptcy proceedings, MAIR filed a proof of claim against Mesaba for $55.2 million, with no recognition of this claim in the Company’s consolidated financial statements due to the significant uncertainty of any amount being ultimately collected.  The following table summarizes MAIR’s claim against Mesaba in thousands:

Management fees	$2,875
Guaranty of principal and accrued interest on Cincinnati hangar bonds	13,015
Guaranty of Cincinnati hangar lease	4,501
Capital contribution to Mesaba	31,755
Federal and state income taxes	3,080
$55,226

In April 2007, the Bankruptcy Court approved a compromise for MAIR’s $55.2 million damage claim under which Mesaba allowed MAIR a claim of up to $6.2 million relating to repayment of the guaranty of Mesaba’s hangar lease at the Cincinnati/Northern Kentucky International Airport and management fees.  Additionally, pursuant to a Stock Purchase Agreement (the “SPA”) between MAIR and Northwest, Northwest assigned its $7.3 million allowed claim against Mesaba to MAIR.  Therefore, as of the Exit Date, MAIR’s total unsecured creditors’ claim in Mesaba’s bankruptcy totaled $13.5 million.

During the quarter, the liquidating trustee approved an interim distribution of 70% to all claimholders with allowed claims. For the three months ended June 30, 2007, MAIR recorded $9.4 million, or 70%, of these amounts as “Damage claim income from Mesaba Aviation, Inc.” within the condensed consolidated statement of operations.  The Company also recorded a related balance in “Receivable from liquidating trust of Mesaba Aviation, Inc.” within the condensed consolidated balance sheet.  The remaining $4.1 million, or 30%, of MAIR’s unsecured claim is considered a contingent gain and will be recorded as the Company receives additional disbursements from the liquidating trust after the remaining Mesaba disputed claims are resolved (see Note 10).

4.              Investments

Investments consist principally of government, agency, corporate and municipal securities and are classified as available-for-sale.  Fair value of investments is determined based on quoted market prices.  The Company classifies investments with an original maturity of more than 90 days that mature within one year as short-term and greater than one year as long-term.

As of June 30, 2007 and March 31, 2007, cash, cash equivalents, short-term and long-term investments totaled $61.4 million and $66.0 million, respectively.

Amortized cost, gross unrealized gains and losses and fair value of short and long-term investments classified as securities available for sale were as follows, in thousands:

	June 30, 2007	March 31, 2007
Amortized cost	$30,515	$37,409
Gross unrealized gains	17	50
Gross unrealized losses	(87)	(34)
Fair value	$30,445	$37,425

For the three months ended June 30, 2007 and 2006, the Company’s gross realized gains and losses were insignificant.

5.              Income Taxes

SFAS No. 109, Accounting for Income Taxes, requires that all available evidence, both positive and negative be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Future realization of the tax benefits of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward periods available under the tax law.

The Company has performed such an analysis, and a full valuation allowance was provided at the end of fiscal 2006. The Company utilized certain deferred tax assets in the quarter to offset taxable income.  The associated valuation allowance against those deferred tax assets was therefore removed.  The Company continues to record a full valuation allowance against its remaining deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.  The Company recorded a $0.1 million tax benefit for the three months ended June 30, 2007 due to the reversal of tax contingency reserves previously established and the realization of state income tax refunds received for prior periods.  The Company will be required to update its estimates of future taxable income based upon additional  information management obtains, and the Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

The Company will file a consolidated federal income tax return which will include Mesaba’s income through the Exit Date.  Taxable income for both the Company and Mesaba was offset by the utilization of net operating loss (“NOL”) carryforwards from prior periods.

The Company’s adoption of the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on April 1, 2007 did not impact the Company’s consolidated financial statements. As of the adoption, the total amount of unrecognized tax benefits for uncertain tax positions was $0.5 million, which is classified as non-current liabilities.  Of this amount, $0.3 million would affect the Company’s effective tax rate if recognized.  It is not expected that the amount of unrecognized tax benefit will significantly change within the next twelve months.

The Company’s continuing practice is to classify interest and penalties, if any, on uncertain tax positions as components of the provision for income taxes.  The total amount of interest and penalty accrued as of April 1, 2007 was $0.1 million.

The Company and its subsidiaries file a consolidated federal income tax return and various state income tax returns.  As of the date of adoption of FIN 48, the Company is generally no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to fiscal 2004.

6.              Stock-Based Compensation

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:  risk-free interest rate, stock price volatility and expected life.  The Company establishes the risk-free interest rate using the U.S. Treasury yield curve as of the grant date.  The estimated expected term is consistent with the simplified method identified in SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment.  The simplified method calculates the expected term as the average of the vesting and contractual terms of the award.  The expected volatility assumption is set based primarily on historical volatility.  For options granted, the Company amortizes the fair value on a straight-line basis over the vesting period of the options.

For each of the three months ended June 30, 2007 and 2006, SFAS 123R’s fair value method resulted in additional expense in the amount of $0.1 million related to stock options.  These amounts are included in the “Wages and benefits” caption in the accompanying condensed consolidated statements of operations for each of the three months ended June 30, 2007 and 2006.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123R.  As the Company currently has no excess tax benefits related to SFAS 123R, its adoption has not affected the Company’s condensed consolidated statement of cash flows. The impact of adopting SFAS 123R on future results will depend on, among other things, levels of stock options granted in the future, actual forfeiture rates and the timing of option exercises.

A summary of stock option activity since the Company’s most recent fiscal year end is as follows:

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value	Exercisable	Price	Term	Value
				(in thousands)				(in thousands)
Balance at March 31, 2007	1,458,118	6.87
Granted	—	—
Exercised	59,982	5.97
Expired / Cancelled	—	—
Balance at June 30, 2007	1,398,136	6.91	4.2	$427	1,248,136	6.84	3.8	$383
Vested or expected to vest at June 30, 2007	1,178,136	6.67	5.1	$395

The aggregate intrinsic value of options outstanding at June 30, 2007 is calculated as the difference between the exercise price of the underlying option and the market price of the common stock.  The aggregate intrinsic value of options exercised during the three months ended June 30, 2007 was immaterial.   No options vested during the three months ended June 30, 2007.

Unrecognized Compensation

As of June 30, 2007, the Company had $0.3 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under all equity compensation plans.  Total unrecognized compensation will be adjusted for future changes in estimated forfeitures.  The Company expects to recognize the cost over a weighted average period of two years.

7.              Earnings (Loss) Per Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been exercised.  Stock options and warrants with an exercise price exceeding the fair market value of the Company’s common stock at period end are considered antidilutive and are excluded from the calculation.

The following table reconciles the number of shares utilized in the condensed consolidated earnings (loss) per share calculations for the periods ended June 30, in thousands, except per share data:

	Three Months Ended
	June 30
	2007	2006
Net income (loss)	$6,496	$(2,494)
For earnings per share - basic:
Weighted average number of issued shares outstanding	15,016	20,592
Effect of dilutive securities:
Computed shares outstanding under stock option plans utilizing the treasury stock method	70	—
For earnings per share - diluted:
Weighted average common and potentially dilutive common shares outstanding	15,086	20,592

Earnings (loss) per share - basic	$0.43	$(0.12)
Earnings (loss) per share - diluted	$0.43	$(0.12)

Antidilutive options and warrants	425	5,649

8.              Consolidated Comprehensive Income/(Loss)

The following table presents the calculation of comprehensive income/(loss) for the periods ended June 30, in thousands:

	Three Months Ended
	June 30
	2007	2006
Net income (loss) income	$6,496	$(2,494)
Unrealized losses on investments classified as available for sale	(70)	(104)
Comprehensive income (loss)	$6,426	$(2,598)

9.              Segment Information

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  SFAS No. 131 establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers.  The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  Although Mesaba has been deconsolidated from the Company’s consolidated financial statements as of the Petition Date, the segment information presented below continues to include Mesaba until and Exit Date, in accordance with SFAS No. 131 and related guidance for equity-method investees.  Mesaba’s results of operations after the Petition Date are included in the “Eliminations” column.

Operating segment information for Mesaba, Big Sky and MAIR were as follows, in thousands:

	Mesaba	Big Sky	MAIR	Eliminations	Consolidated
Three Months Ended June 30, 2007
Operating revenues	$14,842	$7,110	$—	$(14,842)	$7,110
Operating expenses	15,831	9,394	2,176	(15,831)	11,570
Depreciation and amortization	433	198	4	(433)	202
Interest expense	—	97	167	(71)	193
Reorganization items, net	40,367	—	—	(40,367)	—
Income (loss) before income taxes	83,528	(2,378)	8,807	(83,528)	6,429
Capital expenditures	—	370	4	—	374
Current assets	—	9,911	59,237	(5,833)	63,315
Total assets	—	14,143	112,900	(29,365)	97,678
Current liabilities	—	10,539	17,644	(5,833)	22,350
Total stockholders’ equity	—	2,549	95,016	(23,532)	74,033
Three Months Ended June 30, 2006
Operating revenues	$83,440	$6,043	$59	$(83,499)	$6,043
Operating expenses	85,075	6,663	3,233	(85,134)	9,837
Depreciation and amortization	2,554	173	5	(2,554)	178
Interest expense	—	114	—	(97)	17
Reorganization items, net	(2,240)	—	—	2,240	—
Income (loss) before income taxes	593	(732)	(1,762)	(593)	(2,494)
Capital expenditures	968	80	—	(968)	80
Current assets	74,566	4,493	82,668	(79,431)	82,296
Total assets	111,077	8,403	128,650	(129,375)	118,755
Current liabilities	47,034	9,866	6,925	(51,900)	11,925
Total stockholders’ equity (deficit)	3,024	(2,177)	121,725	(16,456)	106,116

10.       Commitments and Contingencies

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

Because the potential damages for the remaining claim against Mesaba are not significant, Mesaba never established any accrual with regard to this litigation within its condensed financial statements.  Mesaba was unable to reach a settlement with Saab Leasing within the context of Mesaba’s bankruptcy proceedings; thus, Mesaba consented to lift the automatic stay and allow Saab Leasing to appeal the District Court’s July 2006 ruling to the Eighth Circuit Court of Appeals.  Mesaba’s liquidating trust will now be required to fund any litigation expenses and any amounts that may be due to Saab Leasing if the District Court’s ruling is reversed.  Any such payments by Mesaba’s liquidating trust would ultimately reduce the distribution MAIR is entitled to receive from the estate.

Goldman Credit Bankruptcy Claim

Goldman Sachs Credit Partners, L.P. (“Goldman Credit”) is the largest creditor in Mesaba’s bankruptcy proceedings, and it holds approximately $58 million in disputed claims asserted by itself or purchased from other creditors.  All of Goldman Credit’s disputed claims are for aircraft and equipment leases that were rejected by Mesaba.  Goldman Credit has asserted that the stipulated loss provisions of the applicable leases, under which liquidated damages are calculated, should apply to determine the total claim amount due to Goldman Credit.  Mesaba’s bankruptcy estate has filed for summary judgment with the Bankruptcy Court asserting that the liquidated damages constitute unenforceable penalties.  Mesaba’s liquidating trustee instead believes that the claim allowed to Goldman Credit should reflect actual damages suffered, which is the amount related to Goldman Credit’s claim that is recorded in Mesaba’s liabilities subject to compromise.  Mesaba’s liquidating trust will be funding the litigation expenses related to the Goldman Credit claim and will be responsible for making a distribution to Goldman Credit following resolution of the claim.  Any such payments from Mesaba’s liquidating trust would ultimately reduce the distribution MAIR is entitled to receive from the estate.

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

MAIR and the bondholders are negotiating an amendment to the original forbearance that provides for the bondholders’ continued forbearance to allow MAIR a specified number of months to identify a new tenant and execute a sublease for the property.  As of December 31, 2005, MAIR recorded a $4.8 million liability with respect to the lease and guaranty, which assumed that the facility would remain vacant for two years, during which time MAIR would continue to make the bond and lease payments, and that thereafter MAIR would be able to sublease the facility at a 20% discount.  At June 30, 2007, this accrued liability totaled $3.1 million.  If MAIR is unable to find an alternate sublessee for the facility, the bondholders have the right to call the bonds, and MAIR may be required to record an additional charge and liability of up to $9.8 million.  MAIR continues to reassess this reserve as material developments occur.

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

UMB may draw on the letter of credit upon the occurrence of an event of default under its agreement with MAIR, including if MAIR fails to make any payment when due to UMB, if MAIR fails to provide evidence that the letter of credit has been renewed annually (or if MAIR fails to renew the letter of credit), if UMB receives notice from First Interstate Bank of the bank’s intent not to renew the letter of credit, if the bonds become subject to mandatory redemption, if MAIR fails to comply with the terms of its agreement with UMB or if MAIR commits any event of default under its guaranty of Mesaba’s bond obligations.  The cash supporting the letter of credit was classified as “Restricted cash” on the Company’s condensed consolidated balance sheet at June 30, 2007 and March 31, 2007.

Other Commitments

In February 2005, Big Sky obtained a revolving line of credit in the principal amount of $250,000 from First Interstate Bank of Billings.  In March 2006, the principal amount available under the line increased to $370,000.  The line of credit charges a variable interest rate based on the prime rate published in the Wall Street Journal.  At June 30, 2007, the rate was 8.25% on outstanding borrowings of $370,000.  The line of credit is collateralized by Big Sky’s inventory, accounts receivable and equipment and is scheduled to mature in June 2008.

Big Sky recorded $0.7 million of restricted cash at June 30, 2007 for certificates of deposit supporting letters of credit of $0.4 million for workers’ compensation insurance and $0.2 million for aircraft fuel and airport lease agreements.  In May 2007 Big Sky established a $0.1 million certificate of deposit supporting a customs bond required for the June 2007 service between Boston, Massachusetts and Quebec City and Fredericton, Canada.

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

11.       Mesaba Plan of Reorganization

On January 22, 2007, Mesaba and Northwest entered into a Stock Purchase and Reorganization Agreement (the “SPRA”), under which Northwest agreed to allow Mesaba a $145 million claim in Northwest’s bankruptcy case.  In exchange, Mesaba agreed to file a plan of reorganization under which Mesaba’s existing equity would be cancelled and new equity would be issued to Northwest, making Mesaba a wholly-owned operating subsidiary of Northwest.

The SPRA authorized Mesaba to monetize its $145 million claim against Northwest to provide Mesaba’s bankruptcy estate with cash to satisfy creditors’ claims.  Mesaba’s creditors’ committee conducted an auction on January 29, 2007, after which The Goldman Sachs Group, Inc. (“Goldman Sachs”) and Mesaba entered into a forward contract by which Goldman Sachs purchased the $145 million claim for approximately $125 million.  The closing of the sale to Goldman Sachs was contingent upon Northwest’s bankruptcy court allowing the $145 million claim and upon Mesaba’s plan of reorganization being approved by its own Bankruptcy Court.  Following Northwest’s bankruptcy court’s February 27, 2007 order allowing the $145 million claim and Mesaba’s Bankruptcy Court’s April 9, 2007 approval of Mesaba’s plan of reorganization, Goldman Sachs funded the $125 million purchase price on the Exit Date.  Mesaba exited bankruptcy on the Exit Date, and all the outstanding stock of Mesaba is now owned by Northwest.  On the Exit Date, Mesaba recorded $125 million as “Income from Claim in Northwest Airlines, Inc. bankruptcy.”

The entire $125 million purchase price from Goldman Sachs was placed in a liquidating trust, and the proceeds from the liquidating trust will ultimately be used to satisfy Mesaba’s creditors’ claims.  Prior to the order approving Mesaba’s plan of reorganization, MAIR worked with Mesaba’s creditors’ committee to resolve the majority of Mesaba’s creditors’ claims.  MAIR estimates that these remaining creditors’ claims will total approximately $90 million, which includes MAIR’s $13.5 million unsecured creditors’ claim. MAIR recorded $9.4 million of its unsecured creditors’ claim as other income during the quarter ended June 30, 2007 as previously discussed in Note 3.

Two major claims in Mesaba’s bankruptcy remain open:  the Saab litigation and the Goldman Credit claim.  The Company does not believe there is significant risk related to the Saab litigation (see Note 10).  Thus the only significant risk relates to the Goldman Credit claim for engine and aircraft leases.  Goldman Credit’s claim totals $58 million and demands the stipulated loss value (“SLV”) in the leases as an appropriate measure of damages for the rejected contracts.  The liquidating trustees’ position is that the SLV approach is an unfair penalty and Goldman Credit is only due the present value of its lost rent under the leases.  The $90 million estimate of creditors’ claims includes the present value of the unpaid rent due to the rejection of the leases.  A summary judgment motion has been filed with the Bankruptcy court and is due to be heard in September 2007.

If the $90 million estimate of creditors’ claims is correct, Mesaba’s creditors would be paid in full, including interest, and MAIR would then receive approximately $34 million for its equity interest in Mesaba from the liquidating trust.  However, in the event the total allowed creditors’ claims exceed $125 million, MAIR would not receive any distributions for its equity ownership of Mesaba.  In such event, the liquidating trust assets would be distributed pro-rata to all of Mesaba’s unsecured creditors, including MAIR.  MAIR has not recorded the contingent residual equity interest in the trust due to the uncertainties of the ultimate amount to be received.

12.       Financial Information of Mesaba

Below are Mesaba’s condensed financial results from April 1, 2007 through the Exit Date, the date the plan of reorganization became effective and Mesaba exited bankruptcy as a wholly-owned subsidiary of Northwest, ending MAIR’s ownership of Mesaba.

MESABA AVIATION, INC.

(Debtor-in-Possession)

Condensed Statements of Operations

 (in thousands)

(Unaudited)

	April 1	Three Months
	to	Ended
	April 24,	June 30,
	2007	2006
OPERATING REVENUES:
Passenger	$12,808	$75,499
Freight and other	2,034	7,941
Total operating revenues	14,842	83,440

OPERATING EXPENSES:
Wages and benefits	6,983	33,489
Aircraft maintenance	2,031	15,377
Aircraft rents	2,375	17,405
Administrative and other	4,442	18,804
Total operating expenses	15,831	85,075
Operating loss	(989)	(1,635)

NONOPERATING INCOME:
Income from claim in Northwest Airlines, Inc. bankruptcy	124,881	—
Interest expense and other income	3	(12)
Reorganization items, net (A)	(40,367)	2,240
Nonoperating income, net	84,517	2,228
Income before income taxes and cumulative effect of change in accounting principle	83,528	593

PROVISION FOR INCOME TAXES (C)	(70)	—

INCOME BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	83,458	593

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (B)	—	(507)

NET INCOME	$83,458	$86

(A) Reorganization Items

Reorganization items recorded from the Petition Date through the Exit Date consisted of transactions and events that were directly associated with the reorganization of Mesaba.  The reorganization activity included aircraft impairment and other rejection charges, legal and profession fees to support the restructuring process, write-off of maintenance accruals, interest income, exit incentives, and additional expenses for recording the transfer of assets to the liquidating trust.

(B) Cumulative Change in Accounting Principle

Upon adoption on April 1, 2006, in accordance with SFAS 123R, Mesaba recorded $0.5 million for the cumulative effect of change in accounting principle during the first quarter of fiscal 2007 as a result of valuing its stock appreciation rights under the fair value method required by SFAS 123R.

(C) Provision for Income Taxes

For the period April 1, 2007 through the Exit Date, Mesaba recorded an income tax expense of $0.1 million which related to state tax expense.  Until the Exit Date, Mesaba will be included in the MAIR consolidated federal tax return.  Mesaba utilized certain deferred tax assets in the quarter to offset taxable income during the same period.

13.       New Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), to define fair value, establish a framework for measuring fair value in accordance with GAAP, and expand disclosures about fair value measurements.  SFAS No. 157 will be effective for the Company beginning April 1, 2008. The Company is in the process of determining what effect, if any, the adoption of SFAS No. 157 will have on its financial statements.

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

14.       Subsequent Events

In July 2007, the liquidating trust made an interim distribution of 70% to all claimholders with allowed claims.  MAIR received $6.8 million of its $13.5 million claim, which reflects a 70% interim distribution of its claim with the exception of the Cincinnati hangar claim.  Once MAIR and the bondholders execute an interim agreement that reflects the bankruptcy court’s assignment of the CVG bond claim to MAIR, the trust will pay 70% of the Cincinnati hangar portion of MAIR’s claim.  MAIR expects to receive the payment during the second quarter of fiscal 2008.

In July 2007, MAIR’s Compensation Committee approved Executive Retention Bonus Agreements with MAIR’s officers in connection with the Company’s anticipated receipt of disbursements from the liquidating trust established by the Mesaba plan of reorganization as a result of the Company’s former equity interest in Mesaba. The retention bonuses will be payable if the executive remains in active employment through the date the equity disbursement is received; provided, however, that if there is an event that triggers severance benefits for an executive, the executive does not need to be employed at the time the equity disbursement is received.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements.

Overview

The first quarter of fiscal 2008 marked a significant transition in MAIR’s business.  On the Exit Date, Mesaba emerged from bankruptcy as a wholly-owned subsidiary of Northwest.  The $125 million proceeds from the sale of Mesaba’s allowed claim in Northwest’s bankruptcy were deposited in a liquidating trust to pay Mesaba’s creditors.  MAIR continues to play an active role in Mesaba’s liquidating trust created by its plan of reorganization to maximize the potential value to MAIR as Mesaba’s former equity holder.  MAIR expects that all distributions from the trust should be made by the end of fiscal 2008.

During the quarter, Big Sky embarked on its expansion plan as a code share partner with Delta, offering new service to four markets in the northeast from Boston, utilizing five Beechcraft 1900D aircraft.  By the end of the fiscal year, Big Sky will double in size with the Boston operation.  MAIR believes that this expansion will assist Big Sky in leveraging its fixed costs of operation over more aircraft to reach sustained profitability by the end of the fiscal year.

While Mesaba’s bankruptcy estate is being resolved, MAIR will also continue to explore additional growth opportunities for Big Sky and will consider acquisitions to diversify within airline-related industries.  These opportunities will be evaluated in the context of maximizing shareholder value and weighed against other tax efficient mechanisms to return capital to shareholders.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 and 2006

The Company reported consolidated net income of $6.5 million, or $0.43 per basic and diluted share, for the quarter ended June 30, 2007, compared to a net loss of $2.5 million, or $0.12 per basic and diluted share, for the quarter ended June 30, 2006. The net income was primarily due to the $9.4 million in damage claims, offset by operating losses at MAIR and Big Sky.

Big Sky

Big Sky’s operating statistics for the three months ended June 30 were as follows:

	2007	2006	% Change
Passengers	40,990	29,569	38.6%
Available seat miles (000s)	23,014	21,892	5.1%
Revenue passenger miles (000s)	11,053	8,382	31.9%
Load factor	48.0%	38.3%	9.7	pts
Block hours flown	6,630	5,580	18.8%
Departures	6,455	5,965	8.2%
Revenue per ASM	$0.309	$0.272	13.6%
Cost per ASM	$0.410	$0.299	37.1%
Aircraft in service (average)	10	10	0.0%

Big Sky Operating Revenues

Total operating revenues increased 17.7% to $7.1 million in the first quarter of fiscal 2008 from $6.0 million in the prior year quarter as a result of Boston operations that began in April 2007.

Big Sky Operating Expenses

Total operating expenses in the first quarter of fiscal 2008 increased 41.0% to $9.4 million from $6.7 million in the prior year period, primarily due to increased flying period-over-period and the associated cost of the Boston operation which began in April 2007.

The following table compares components of the operating cost per ASM for the three months ended June 30:

	Operating Expenses				Operating Cost Per ASM
	2007	2006	$ Change	% Change	2007		2006
Wages and benefits	$3,107	$2,137	$970	45.4%	13.5	¢	9.6	¢
Aircraft fuel	1,888	1,451	437	30.1%	8.2		6.5
Aircraft maintenance	1,075	911	164	18.0%	4.7		4.1
Aircraft rents	453	453	—	0.0%	2.0		2.0
Landing fees	177	95	82	86.3%	0.8		0.4
Insurance and taxes	113	103	10	9.7%	0.5		0.5
Depreciation and amortization	198	173	25	14.5%	0.9		0.8
Administrative and other	2,383	1,340	1,043	77.8%	10.4		6.0
	$9,394	$6,663	$2,731	41.0%	41.0	¢	29.9	¢

Wages and benefits increased $1.0 million, or 45.4%, as a result of additional staffing and training requirements in flight, maintenance and stations for the Boston operation.

In the first quarter of fiscal 2008, Big Sky experienced a 30.1% increase in fuel expense as a result of an 18.8% increase in block hours period-over-period and a higher average price of jet fuel, from $2.14 per gallon in the first quarter of fiscal 2007 to $2.48 per gallon in the first quarter of fiscal 2008.

Aircraft maintenance increased 18.0% as a result of increased flying associated with Big Sky’s Delta operations.

Landing fees increased 86.3% as a result of the increased level of operations and higher landing fee charges associated with the Big Sky’s eastern operations.

During the first quarter of fiscal 2008, administrative and other expenses increased $1.0 million, or 77.8%, from the first quarter of fiscal 2007, primarily due to training costs for additional staffing and station-related costs at the new Boston locations.

MAIR

MAIR Operating Expenses

Total operating expenses in the first quarter of fiscal 2008 decreased to $2.2 million from $3.2 million in the prior year period, primarily due to decreased legal and professional fees from Mesaba’s bankruptcy in fiscal 2008 compared to fiscal 2007.

Consolidated Operating Loss

Operating loss for the first quarter of fiscal 2008 increased to $4.5 million from $3.8 million in the prior year quarter due to the results of MAIR and Big Sky described above.

Consolidated Nonoperating Income

Nonoperating income, net increased to $10.9 million in the first quarter of fiscal 2008 from $1.3 million in the prior year quarter primarily as a result of MAIR recording $9.4 million for its damage claim in Mesaba’s bankruptcy.

Consolidated Provision for Income Taxes

The Company recorded $0.1 million of tax benefit on its income for the three months ended June 30, 2007.  The Company utilized certain deferred tax assets in the quarter to offset taxable income.  The associated valuation allowance against those deferred tax assets was therefore removed.  The Company continues to record a full valuation allowance against its remaining deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.  The benefit recorded is due to the reversal of tax contingency reserves previously established and the realization of state income tax refunds received for prior periods.

Liquidity and Capital Resources

Overview

Unrestricted cash, cash equivalents and investments decreased 7.0% to $61.4 million at June 30, 2007 from $66.0 million at March 31, 2007.  The decrease was primarily due to funding the start-up costs for Big Sky’s Boston operation.  The Company’s working capital increased to $41.0 million at June 30, 2007 compared to working capital of $39.9 million at March 31, 2007.

As part of the SPA with Northwest, MAIR’s liquidity will continue to be affected by the purchase of all Northwest’s stock in MAIR at a purchase price of $6.25 per share.  On March 12, 2007, MAIR paid approximately $24 million of the aggregate purchase price, or $4.25 per share, upon the initial closing of the transaction.  MAIR will pay the remaining purchase price, approximately $11.0 million or $2.00 per share, on the earlier of October 22, 2007 or the date on which MAIR receives at least $25 million in equity distributions from Mesaba’s bankruptcy estate.

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2007 was $4.6 million, primarily due to establishing a receivable of $9.4 million for MAIR’s claims in Mesaba’s bankruptcy which offset net income of $6.5 million.

Investing Activities

Net cash provided by investing activities for the three months ended June 30, 2007 was $6.7 million, primarily due to net sales of investments of $7.2 million, offset primarily by purchases of property and equipment of $0.4 million.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2007 was $0.3 million primarily due to the $0.4 million in proceeds from the exercise of stock options.

Outlook

The Company has historically relied on cash and cash equivalents, investments and internally generated funds to support its working capital requirements.  Absent adverse factors outside the control of the Company, management believes current liquidity and funds from operations will provide adequate resources for meeting the Company’s obligations through the end of fiscal 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In its 2007 Annual Report on Form 10-K filed with the SEC on June 19, 2007, the Company identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing its consolidated financial statements.  The Company has not changed these policies from those previously disclosed in its Annual Report on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

See ITEM 1. Condensed Consolidated Financial Statements – Note 13.  New Accounting Pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s principal market risks are the availability and price of jet fuel and changes in interest rates, as discussed below.

Aircraft Fuel

Big Sky is subject to fluctuations in fuel prices.  A hypothetical 10% increase in the June 30, 2007 cost per gallon of fuel, assuming projected fiscal 2008 usage at Big Sky, would result in an increase to aircraft fuel expense of approximately $1.0 million in fiscal 2008.  As of June 30, 2007, Big Sky had no fuel hedges in place for fiscal 2008.

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short and long-term investments.  If interest rates were to increase by 100 basis points for a full year, based on the Company’s cash equivalents, short-term and long-term investments balance at June 30, 2007, the Company’s interest income from cash equivalents, short-term and long-term investments would increase by approximately $0.6 million.

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

As of June 30, 2007, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.

Changes in Internal Controls

During the quarter ended June 30, 2007, there were no changes in internal controls over financial reporting that had a material effect on internal control over financial reporting or were reasonably likely to have a material effect on internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Certain legal proceedings in which the Company is involved are discussed in Note 13, “Commitments and Contingencies,” to the consolidated financial statements included in Part I, Item 8, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the SEC on June 19, 2007.  There have been no further material developments in the Company’s legal proceedings since the disclosures contained in such report.  Unless otherwise indicated, all proceedings discussed in the Company’s earlier reports filed with the SEC remain outstanding.  Reference also is made to Note 10, “Commitments and Contingencies,” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the SEC on June 19, 2007.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

	Exhibit Number	Document Description

*	10.13	Severance Compensation Plan Effective July 10, 2007. Filed Herewith.
*	10.14	Amendment No. 1 to Management Compensation Agreement with Paul F. Foley, dated July 11, 2007. Filed herewith.
*	10.15	Executive Retention Bonus Agreement between the Company and Paul F. Foley, dated July 11, 2007. Filed herewith.
*	10.16	Executive Retention Bonus Agreement between the Company and Robert E. Weil, dated July 11, 2007. Filed herewith.
*	10.17	Executive Retention Bonus Agreement between the Company and Ruth M. Timm, dated July 11, 2007. Filed herewith.
	31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
	31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

	*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIR Holdings, Inc.

Dated: August 14, 2007	By:	/s/ Robert E. Weil
Robert E. Weil
Vice President, Chief Financial Officer and Treasurer (principal financial officer and an authorized signatory)