Form 10-Q
period 2007-09-30
MAIR HOLDINGS INC
filed 2007-11-07
CIK 835768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2007
Common Stock, par value $.01 per share	15,083,049

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q of MAIR Holdings, Inc. (“MAIR” or the “Company”) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking and are based upon information currently available to the Company. The Company, through its officers, directors or employees, may also from time to time make oral forward-looking statements. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that a variety of material risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Many important factors that could cause such a difference are described under the caption “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 19, 2007 and in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAIR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	September 30	March 31
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,398	$28,593
Short-term investments	9,702	26,068
Accounts receivable, net of reserves of $573 and $570	3,905	2,882
Inventories, net	1,114	650
Prepaid expenses and deposits	4,215	4,592
Restricted cash	708	554
Total current assets	54,042	63,339

PROPERTY AND EQUIPMENT:
Flight equipment	10,391	847
Other property and equipment	2,543	1,724
Less: Accumulated depreciation and amortization	(1,273)	(891)
Net property and equipment	11,661	1,680

NONCURRENT ASSETS:
Long-term investments	14,651	11,357
Other intangible assets, net	1,804	2,007
Restricted cash	12,625	13,110
Other assets, net	190	197
	$94,973	$91,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Intercompany payable to Mesaba Aviation, Inc.	$—	$813
Accounts payable	2,487	3,063
Stock repurchase payable to Northwest Airlines, Inc.	11,274	10,905
Accrued liabilities:
Payroll	1,316	1,575
Deferred income	628	737
Other current liabilities	6,282	6,310
Total current liabilities	21,987	23,403

OTHER NONCURRENT LIABILITIES	1,268	1,081
Total liabilities	23,255	24,484

SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, no specified par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 15,083,049 and 15,008,285 shares issued and outstanding	151	150
Paid-in capital	35,970	35,438
Accumulated other comprehensive income	11	—
Retained earnings	35,586	31,618
Total shareholders’ equity	71,718	67,206
	$94,973	$91,690

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2007	2006	2007	2006
OPERATING REVENUES:
Passenger	$6,693	$3,780	$11,083	$7,460
Essential Air Service and other	2,359	2,403	5,079	4,766
Total operating revenues	9,052	6,183	16,162	12,226
OPERATING EXPENSES:
Wages and benefits	3,724	2,834	7,733	5,306
Aircraft fuel	2,460	1,516	4,348	2,967
Aircraft maintenance	1,133	1,009	2,208	1,920
Aircraft rents	453	453	906	906
Landing fees	275	92	452	187
Insurance and taxes	340	684	668	1,359
Depreciation and amortization	387	181	589	359
Administrative and other	3,707	2,834	7,149	6,436
Total operating expenses	12,479	9,603	24,053	19,440
Operating loss	(3,427)	(3,420)	(7,891)	(7,214)
NONOPERATING INCOME (EXPENSE):
Damage claim income from Mesaba Aviation, Inc.	—	—	9,429	—
Interest income and other	1,068	1,243	2,722	2,559
Interest expense	(180)	(18)	(373)	(34)
Other nonoperating income, net	888	1,225	11,778	2,525

(Loss) income before benefit (provision) for income taxes	(2,539)	(2,195)	3,887	(4,689)

BENEFIT (PROVISION) FOR INCOME TAXES	14	(341)	81	(341)

NET (LOSS) INCOME	$(2,525)	$(2,536)	$3,968	$(5,030)

NET (LOSS) INCOME PER SHARE:
(Loss) earnings per common share - basic	$(0.17)	$(0.12)	$0.26	$(0.24)
(Loss) earnings per common share - diluted	$(0.17)	$(0.12)	$0.26	$(0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	15,078	20,592	15,048	20,592
Diluted	15,078	20,592	15,098	20,592

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	September 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,968	$(5,030)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	589	359
Amortization of deferred credits	(54)	(45)
Stock-based compensation	86	215
Amortization of investment discounts	(372)	(676)
Mesaba Aviation, Inc. tax payable settlement	(813)	—
Deferred income taxes	—	351
Changes in current operating items:
Accounts receivable	(1,023)	878
Income tax receivable	—	414
Inventories	(464)	(384)
Prepaid expenses and deposits	377	504
Accounts payable and other	(1,638)	(611)
Net cash provided by (used in) operating activities	656	(4,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(15,394)	(22,936)
Sales of investments	28,838	28,995
Purchases of property and equipment	(10,006)	(189)
Sale of property and equipment	83	—
Decrease (increase) in restricted cash	331	(13,110)
Net cash provided by (used in) investing activities	3,852	(7,240)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in intercompany payable to Mesaba Aviation, Inc.	—	197
Payment of long term debt and capital leases	(44)	(48)
Issuance of line of credit	983	—
Proceeds from exercise of stock options	358	—
Net cash provided by financing activities	1,297	149

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,805	(11,116)
CASH AND CASH EQUIVALENTS:
Beginning of period	28,593	47,135
End of period	$34,398	$36,019

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$180	$21
Income taxes	142	(316)

SUPPLEMENTARY NON-CASH ACTIVITY:
Capital expenditures in accounts payable	$430	$—

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

1.              Basis of Presentation, Corporate Organization and Business

Basis of Presentation and Corporate Organization

MAIR is the holding company for Big Sky Transportation Co. (“Big Sky”), a regional air carrier based in Billings, Montana. Until April 24, 2007, MAIR was also the holding company for Mesaba Aviation, Inc., (“Mesaba”), a regional air carrier based in Minneapolis, Minnesota. The Company’s condensed consolidated financial statements include the accounts of MAIR and Big Sky. All intercompany transactions and balances have been eliminated in consolidation.

Mesaba filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Minnesota (“Bankruptcy Court”) on October 13, 2005 (“the Petition Date”), after which Mesaba operated its business as a debtor-in-possession pursuant to the Bankruptcy Code. On April 24, 2007 (the “Exit Date”), Mesaba’s bankruptcy plan of reorganization became effective and Mesaba exited bankruptcy as a wholly-owned subsidiary of Northwest Airlines, Inc. (“Northwest”), and, therefore, is no longer owned by MAIR.

MAIR has accounted for Mesaba’s financial results under the equity method of accounting from the Petition Date until the Exit Date. In accordance with Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, MAIR evaluated whether its investment in Mesaba had experienced an other-than-temporary impairment as of March 31, 2006. MAIR’s evaluation utilized a market and income approach, including a discounted cash flow analysis, and concluded that its remaining investment in Mesaba had experienced an other-than-temporary impairment. Accordingly, effective March 31, 2006, MAIR recorded an $8.9 million impairment charge to write off its remaining equity investment in Mesaba. The impairment charge was recorded in “Impairment and other charges” in the fiscal 2006 consolidated statement of operations.

For the fiscal year ended March 31, 2007, Mesaba reported a net loss of $71.3 million. MAIR did not record any of these losses experienced by Mesaba in MAIR’s consolidated financial statements due to MAIR not having any further obligations to fund any of Mesaba’s additional losses.

For the period from April 1, 2007 through the Exit Date, Mesaba reported net income of $83.5 million. Upon Mesaba’s emergence from bankruptcy and the corresponding transfer of MAIR’s equity in Mesaba to Northwest, MAIR lost its ability to significantly influence Mesaba; therefore, the Company did not record any portion of Mesaba’s income under the equity method of accounting.

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

Since the Petition Date, intercompany balances between MAIR and Mesaba have not been eliminated. As of March 31, 2007, MAIR had an intercompany tax payable to Mesaba of $0.8 million and Mesaba had an equal intercompany tax receivable from MAIR. As a result of the April 2007 settlement of MAIR’s proof of claim in Mesaba’s bankruptcy proceedings (see Note 3), MAIR may be responsible for certain of Mesaba’s tax obligations incurred through the Exit Date for those states in which MAIR and Mesaba historically filed a unitary tax return.  Although MAIR does not believe there is any remaining tax exposures, under the settlement between MAIR and Mesaba, Mesaba agreed to relinquish its right to the $0.8 million intercompany tax balance to allow MAIR to use these funds to pay any Mesaba tax obligations that taxing authorities may seek to collect from MAIR. The reversal of the liability amount was recorded within other income for the three month period ended June 30, 2007.

Operations

Big Sky

Big Sky operates as a regional air carrier based in Billings, Montana, providing scheduled passenger, freight, express package and charter services. As of September 30, 2007, Big Sky provided scheduled air service to 30 communities in the United States and Canada. Big Sky operates as a Delta Connection carrier for Delta Air Lines, Inc. (“Delta”) in the east, with service to and from Boston, and in the west, Big Sky operates daily scheduled flights providing interline and online connecting services and local market services. Big Sky also has code-sharing agreements with Alaska Airlines, Horizon Air, US Air and Northwest, where its services in the west are marketed jointly with those air carriers for connecting flights.

Big Sky participates in the Essential Air Service (“EAS”) program with the Department of Transportation (“DOT”). The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service based on their passenger traffic. The DOT pays EAS subsidies for each departure in a covered market. During the three months ended September 30, 2007 and 2006, Big Sky recognized revenue from EAS subsidies of $2.2 and $2.1 million, respectively. During the six months ended September 30, 2007 and 2006, Big Sky recognized revenue from EAS subsidies of $4.4 and $4.3 million, respectively, reflecting the impact of the addition of Watertown, Massena and Ogdensburg, New York service, offset by the elimination of subsidy at Sheridan, Wyoming and the termination of service at Moses Lake, Washington.

On March 12, 2007, Big Sky and Delta executed a Hosted Prorate Agreement governing the Boston operation. On the same date, Big Sky entered into a purchase agreement to purchase eight Beechcraft 1900D (“Beechcraft”) aircraft. Big Sky took delivery of the first aircraft on July 7, 2007. At October 31, 2007, five aircraft and spare parts costing approximately $16 million had been delivered to Big Sky. Although Big Sky intended to obtain independent financing for the aircraft, Big Sky has been unable to obtain commercially reasonable independent financing without a guaranty by MAIR. As a result, MAIR is providing the debt financing to allow Big Sky to acquire the eight aircraft. Big Sky will continue to seek independent financing for the aircraft and will repay the funds to MAIR as soon as commercially reasonable debt or lease rates are available to the airline.

As a part of Big Sky’s Delta connection service, Big Sky was awarded a two year contract from the DOT to provide EAS service between Massena, Ogdensburg and Watertown, New York to Boston, Massachusetts. This service began in April 2007. Currently Big Sky provides Delta connection service to ten cities in the northeast United States and two cities in Canada with a fleet of eight Beechcraft aircraft. In October and November 2007, Big Sky took delivery of three Beechcraft aircraft. During the remainder of fiscal year 2008, Big Sky is scheduled to increase this operation by adding two additional aircraft and providing service to other similar communities.

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

Intangible assets and related accumulated amortization were as follows, in thousands:

	September 30, 2007			March 31, 2007
	Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Indefinite-lived intangible assets:
Air carrier certificate	$925		$925	$925		$925
Amortizable intangible asset:
Pilot labor contract	2,840	(1,961)	879	2,840	(1,758)	1,082
	$3,765	$(1,961)	$1,804	$3,765	$(1,758)	$2,007

The amortizable intangible asset is being amortized over its estimated period of benefit. Based on the current amount of intangible assets subject to amortization, estimated amortization expense for each of the succeeding three fiscal years will be $0.4 million per year. During the fourth quarter of fiscal 2007, the Company completed its annual impairment test of intangible assets and determined that no impairment charge was necessary.

3.              MAIR’s Proof of Claim in Mesaba’s Bankruptcy

On February 28, 2006, as a part of Mesaba’s bankruptcy proceedings, MAIR filed a proof of claim against Mesaba for $55.2 million, with no recognition of this claim in the Company’s consolidated financial statements due to the significant uncertainty of any amount being ultimately collected. The following table summarizes MAIR’s claim against Mesaba, in thousands:

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

In July 2007, the liquidating trust made an interim distribution of 70% to all claimholders with allowed claims. MAIR received $9.4 million of its $13.5 million claim, which reflects the 70% interim distribution of its claim.

MAIR recorded these amounts as “Damage claim income from Mesaba Aviation, Inc.” within the condensed consolidated statement of operations. The remaining $4.1 million, or 30%, of MAIR’s unsecured claim is considered a contingent gain and will be recorded as the Company receives additional disbursements from the liquidating trust after the remaining Mesaba disputed claims are resolved (see Note 11).

4.              Investments

Investments consist principally of government, agency, corporate and municipal securities and are classified as available-for-sale. Fair value of investments is determined based on quoted market prices. The Company classifies investments with an original maturity of more than 90 days that mature within one year as short-term and greater than one year as long-term.

As of September 30, 2007 and March 31, 2007, cash, cash equivalents, short-term and long-term investments totaled $58.8 million and $66.0 million, respectively.

Amortized cost, gross unrealized gains and losses and fair value of short and long-term investments classified as securities available for sale were as follows, in thousands:

	September 30, 2007	March 31, 2007
Amortized cost	$24,354	$37,409
Gross unrealized gains	134	50
Gross unrealized losses	(135)	(34)
Fair value	$24,353	$37,425

For the three and six months ended September 30, 2007 and 2006, the Company’s gross realized gains and losses were insignificant.

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

The Company has performed such an analysis, and a full valuation allowance was provided at the end of fiscal 2006. The Company continues to record a full valuation allowance against its remaining deferred tax assets due to the uncertainty regarding the ultimate realization of those assets. The Company recorded a $0.1 million tax benefit for the six months ended September 30, 2007 due to the reversal of tax contingency reserves previously established and the realization of state income tax refunds received for prior periods and a refund of interest from an Internal Reveue Service (“IRS”) audit. The Company will be required to update its estimates of future taxable income based upon additional information management obtains, and the Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

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

For each of the three months ended September 30, 2007 and 2006, SFAS 123R’s fair value method resulted in additional expense in the amount of $0.1 million related to stock options. For the six months ended September 30, 2007 and 2006, SFAS 123R’s fair value method resulted in additional expense in the amount of $0.1 million and $0.2 million, respectively, related to stock options. These amounts are included in the “Wages and benefits” caption in the accompanying condensed consolidated statements of operations for the three and six months ended September 30, 2007 and 2006. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123R. As the Company currently has no excess tax benefits related to SFAS 123R, its adoption has not affected the Company’s condensed consolidated statement of cash flows. The impact of adopting SFAS 123R on future results will depend on, among other things, levels of stock options granted in the future, actual forfeiture rates and the timing of option exercises.

A summary of stock option activity since the Company’s most recent fiscal year end is as follows:

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value	Exercisable	Price	Term	Value
				(in thousands)				(in thousands)
Balance at March 31, 2007	1,458,118	6.87
Granted	—	—
Exercised	74,764	5.97
Expired / Cancelled	60,000	5.97
Balance at September 30, 2007	1,323,354	6.96	4.2	$14	1,237,104	6.94	3.9	$3
Vested or expected to vest at September 30, 2007	1,103,354	6.72	5.5	$350

The aggregate intrinsic value of options outstanding at September 30, 2007 is calculated as the difference between the exercise price of the underlying option and the market price of the common stock. The aggregate intrinsic value of options exercised during the three and six months ended September 30, 2007 was immaterial. The total fair value of options vested during the three months ended September 30, 2007 was $0.2 million.

Unrecognized Compensation

As of September 30, 2007, the Company had $0.2 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under all equity compensation plans. Total unrecognized compensation will be adjusted for future changes in estimated forfeitures. The Company expects to recognize the cost over a weighted average period of two years.

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

The following table reconciles the number of shares utilized in the condensed consolidated earnings (loss) per share calculations for the periods ended September 30, in thousands, except per share data:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net (loss) income	$(2,525)	$(2,536)	$3,968	$(5,030)
For earnings per share - basic:
Weighted average number of issued shares outstanding	15,078	20,592	15,048	20,592
Effect of dilutive securities:
Computed shares outstanding under stock option plans utilizing the treasury stock method	—	—	50	—
For earnings per share - diluted:
Weighted average common and potentially dilutive common shares outstanding	15,078	20,592	15,098	20,592

(Loss) earnings per share - basic	$(0.17)	$(0.12)	$0.26	$(0.24)
(Loss) earnings per share - diluted	$(0.17)	$(0.12)	$0.26	$(0.24)

Antidilutive options and warrants	778	1,582	778	1,582

8.              Consolidated Comprehensive Income/(Loss)

The following table presents the calculation of comprehensive income/(loss) for the periods ended September 30, in thousands:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net (loss) income	$(2,525)	$(2,536)	$3,968	$(5,030)
Unrealized losses on investments classified as available for sale	81	312	11	208
Comprehensive (loss) income	$(2,444)	$(2,224)	$3,979	$(4,822)

9.              Segment Information

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. Although Mesaba has been deconsolidated from the Company’s consolidated financial statements as of the Petition Date, the segment information presented below continues to include Mesaba until the Exit Date, in accordance with SFAS No. 131 and related guidance for equity-method investees. Mesaba’s results of operations after the Petition Date are included in the “Eliminations” column.

Operating segment information for Mesaba, Big Sky and MAIR were as follows, in thousands:

	Mesaba	Big Sky	MAIR	Eliminations	Consolidated
Three Months Ended September 30, 2007
Operating revenues	$—	$9,052	$—	$—	$9,052
Operating expenses	—	10,924	1,555	—	12,479
Depreciation and amortization	—	382	5	—	387
Interest expense	—	119	168	(107)	180
(Loss) income before income taxes	—	(1,987)	(552)	—	(2,539)
Capital expenditures	—	9,632	—	—	9,632
Current assets	—	13,683	46,576	(6,217)	54,042
Total assets	—	27,311	111,985	(44,323)	94,973
Current liabilities	—	11,153	17,070	(6,236)	21,987
Total shareholders’ equity	—	15,135	94,675	(38,092)	71,718
Three Months Ended September 30, 2006
Operating revenues	$71,178	$6,183	$58	$(71,236)	$6,183
Operating expenses	77,209	7,045	2,616	(77,267)	9,603
Depreciation and amortization	2,429	176	5	(2,429)	181
Interest expense	—	125	—	(107)	18
Reorganization items, net	3,153	—	—	(3,153)	—
(Loss) income before income taxes	(8,810)	(981)	(1,214)	8,810	(2,195)
Capital expenditures	277	110	—	(277)	110
Current assets	62,095	3,515	81,375	(65,909)	81,076
Total assets	95,046	7,366	128,800	(114,192)	117,020
Current liabilities	40,328	7,796	8,016	(44,142)	11,998
Total shareholders’ equity (deficit)	(6,100)	(1,460)	120,784	(9,232)	103,992
Six Months Ended September 30, 2007
Operating revenues	$14,842	$16,162	$—	$(14,842)	$16,162
Operating expenses	15,831	20,318	3,735	(15,831)	24,053
Depreciation and amortization	433	580	9	(433)	589
Interest expense	—	216	335	(178)	373
(Loss) income before income taxes	83,528	(4,365)	8,252	(83,528)	3,887
Capital expenditures	—	10,002	4	—	10,006
Six Months Ended September 30, 2006
Operating revenues	$154,618	$12,226	$117	$(154,735)	$12,226
Operating expenses	162,284	13,708	5,849	(162,401)	19,440
Depreciation and amortization	4,983	349	10	(4,983)	359
Interest expense	—	239	—	(205)	34
Reorganization items, net	1,325	—	—	(1,325)	—
(Loss) income before income taxes	(8,217)	(1,713)	(2,976)	8,217	(4,689)
Capital expenditures	1,245	189	—	(1,245)	189

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

Because the potential damages for the remaining claim against Mesaba are not significant, Mesaba never established any accrual with regard to this litigation within its condensed financial statements. Mesaba was unable to reach a settlement with Saab Leasing within the context of Mesaba’s bankruptcy proceedings; thus, Mesaba consented to lift the automatic stay and allow Saab Leasing to appeal the District Court’s July 2006 ruling to the Eighth Circuit Court of Appeals (the “Circuit Court”). The Circuit Court heard oral arguments on the appeal on October 18, 2007, but has not yet ruled on the matter. Mesaba’s liquidating trust is funding litigation expenses related to this appeal and will be required to fund any amounts that may be due to Saab Leasing if the District Court’s ruling is reversed. Any such payments by Mesaba’s liquidating trust would ultimately reduce the distribution MAIR is entitled to receive from the estate.

Goldman Credit Bankruptcy Claim

Goldman Sachs Credit Partners, L.P. (“Goldman Credit”) is the largest creditor in Mesaba’s bankruptcy proceedings, and it holds approximately $58 million in disputed claims asserted by itself or purchased from other creditors. All of Goldman Credit’s disputed claims are for aircraft and equipment leases that were rejected by Mesaba.  Goldman Credit has asserted that the stipulated loss provisions of the applicable leases, under which liquidated damages are calculated, should apply to determine the total claim amount due to Goldman Credit.  Mesaba’s liquidating trustee instead believes that the claim allowed to Goldman Credit should reflect actual damages suffered, which is the amount related to Goldman Credit’s claim that is recorded in Mesaba’s liabilities subject to compromise.  Mesaba’s bankruptcy estate has filed for summary judgment with the Bankruptcy Court asserting that the liquidated damages constitute unenforceable penalties. The Bankruptcy Court heard oral arguments on the motion on September 10, 2007, but has not yet ruled on the motion.  Mesaba’s liquidating trust will be funding the litigation expenses related to the Goldman Credit claim and will be responsible for making a distribution to Goldman Credit following resolution of the claim.  Any such payments from Mesaba’s liquidating trust would ultimately reduce the distribution MAIR is entitled to receive from the estate.

Guaranty

Prior to its bankruptcy, Mesaba leased a facility at the Cincinnati/Northern Kentucky International Airport, but vacated the facility and ceased making the required lease payments on it in November 2005.  In 1999, MAIR unconditionally guaranteed full and prompt payment of the ground lease and the bonds associated with the initial financing of the facility.  In accordance with this guaranty, MAIR has made the required bond and ground lease payments due since November 2005.  In April 2006, in exchange for the bondholders forbearing acceleration of the bonds, MAIR delivered a letter of credit to the bondholders to assure payment of the bonds.  Subsequently, Mesaba assumed and assigned the related ground lease to MAIR.  The Airport Board consented to the assignment of the ground lease. Since Mesaba vacated the hangar in October 2005, MAIR has been seeking other sublessors to lease the facility.

In August 2007, MAIR and the bondholders amended the original forbearance to allow MAIR until November 1, 2008 to identify a new tenant and execute a sublease for the property.  Any rent MAIR receives from a future sublessor would offset the lease payments that MAIR is required to make. As of December 31, 2005, MAIR recorded a $4.8 million liability with respect to the lease and guaranty, which assumed that the facility would remain vacant for two years, during which time MAIR would continue to make the bond and lease payments, and that thereafter MAIR would be able to sublease the facility at a 20% discount.  At September 30, 2007, this accrued liability totaled $2.8 million.  If MAIR is unable to find an alternate sublessee for the facility by November 2008, the bondholders have the right to call the bonds, and MAIR may be required to record an additional charge and liability of up to $10.0 million. MAIR continues to reassess this reserve as material developments occur.

The letter of credit required under the forbearance agreement was issued by First Interstate Bank of Billings and is currently fully collateralized by MAIR’s cash account held at First Interstate Bank.  Under the agreement with the bondholders, MAIR is obligated to maintain the letter of credit until all obligations under the bonds are satisfied.  MAIR’s annual obligations with respect to the bonds and the ground lease for the facility total approximately $1.2 million, and those obligations will continue through July 2029 and will increase at scheduled intervals in accordance with the terms of the bond documents.  The bondholder agreement and the letter of credit provide that the amount of the letter of credit will automatically decrease each July in accordance with the redemption schedule for the bonds.

The bondholders may draw on the letter of credit upon the occurrence of an event of default under its agreement with MAIR, including if MAIR fails to make any payment when due, if MAIR fails to provide evidence that the letter of credit has been renewed annually (or if MAIR fails to renew the letter of credit), if the bondholders receive notice from First Interstate Bank of the bank’s intent not to renew the letter of credit, if the bonds become subject to mandatory redemption, if MAIR fails to comply with the terms of its agreement with the bondholders, if First Interstate Bank’s credit rating is lowered and MAIR fails to deliver an alternate letter of credit, if MAIR fails to consummate a sublease or assignment of the lease with the airport by November 1, 2008, if MAIR fails to provide a report to the bondholders each quarter identifying the steps MAIR has taken to identify a tenant for the facility or if MAIR commits any event of default under its guaranty of Mesaba’s bond obligations.  The cash supporting the letter of credit was classified as “Restricted cash” on the Company’s condensed consolidated balance sheet at September 30, 2007 and March 31, 2007.

Other Commitments

In February 2005, Big Sky obtained a revolving line of credit in the principal amount of $250,000 from First Interstate Bank of Billings. In March 2006, the principal amount available under the line increased to $370,000. The line of credit charges a variable interest rate based on the prime rate published in the Wall Street Journal. At September 30, 2007, the rate was 7.75% on outstanding borrowings of $355,140. The line of credit is collateralized by Big Sky’s inventory, accounts receivable and equipment and is scheduled to mature in June 2008.

In September 2007, Big Sky obtained a revolving line of credit in the principal amount of $1,000,000 from First Interstate Bank of Billings. The line of credit charges a fixed rate of 5.5% on outstanding borrowings at September 30, 2007 of $998,000. The line of credit is collateralized by a cash certificate of deposit and is scheduled to mature in September 2008.

Big Sky recorded $0.7 million of restricted cash at September 30, 2007 for certificates of deposit supporting letters of credit of $0.4 million for workers’ compensation insurance and $0.2 million for aircraft fuel and airport lease agreements. In May 2007 Big Sky established a $0.1 million certificate of deposit supporting a customs bond required for the June 2007 service between Boston, Massachusetts and Quebec City and Fredericton, Canada.

In connection with Big Sky’s leasing of the Beechcraft aircraft, in April 2005, MAIR entered into a letter of credit agreement with Wells Fargo Bank, N.A (“Wells Fargo”). The letter of credit is in the amount of $1.9 million and is for the benefit of Mesa Air Group (“Mesa”), who may draw on the letter of credit if Big Sky fails to perform its obligations under the Beechcraft aircraft leases. The letter of credit automatically renews each year unless MAIR notifies Mesa that it does not intend to renew it. If MAIR does not renew the letter of credit, Big Sky’s leases with Mesa will increase by approximately $0.5 million per year.

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

The SPRA authorized Mesaba to monetize its $145 million claim against Northwest to provide Mesaba’s bankruptcy estate with cash to satisfy creditors’ claims. Mesaba’s creditors’ committee conducted an auction on January 29, 2007, after which The Goldman Sachs Group, Inc. (“Goldman Sachs”) and Mesaba entered into a forward contract by which Goldman Sachs purchased the $145 million claim for approximately $125 million. The closing of the sale to Goldman Sachs was contingent upon Northwest’s bankruptcy court allowing the $145 million claim and upon Mesaba’s plan of reorganization being approved by its own Bankruptcy Court. Following Northwest’s bankruptcy court’s February 27, 2007 order allowing the $145 million claim and Mesaba’s Bankruptcy Court’s April 9, 2007 approval of Mesaba’s plan of reorganization, Goldman Sachs funded the $125 million purchase price on the Exit Date. Mesaba exited bankruptcy on the Exit Date, and all of the outstanding stock of Mesaba is now owned by Northwest. On the Exit Date, Mesaba recorded $125 million as “Income from Claim in Northwest Airlines, Inc. bankruptcy.”

The entire $125 million purchase price from Goldman Sachs was placed in a liquidating trust, and the proceeds from the liquidating trust will ultimately be used to satisfy Mesaba’s creditors’ claims. Prior to the order approving Mesaba’s plan of reorganization, MAIR worked with Mesaba’s creditors’ committee to resolve the majority of Mesaba’s creditors’ claims. MAIR estimates that these remaining creditors’ claims will total approximately $90 million, which amount includes MAIR’s $13.5 million unsecured creditors’ claim. MAIR recorded $9.4 million of its unsecured creditors’ claim as other income during the quarter ended June 30, 2007 as previously discussed in Note 3.

The Saab litigation and the Goldman Credit claim are the two major claims in Mesaba’s bankruptcy that remain open (see Note 10). The $90 million estimate of creditors’ claims includes the liquidating trustee’s assessment of the value at which each of these claims should be resolved. If the $90 million estimate of creditors’ claims is correct, Mesaba’s creditors would be paid in full, including interest, and MAIR would then receive approximately $34 million for its equity interest in Mesaba from the liquidating trust. However, in the event the total allowed creditors’ claims exceed $125 million, MAIR would not receive any distributions for its equity ownership of Mesaba. In such event, the liquidating trust assets would be distributed pro-rata to all of Mesaba’s unsecured creditors, including MAIR. MAIR has not recorded the contingent residual equity interest in the trust due to the uncertainty of the ultimate amount to be received.

12.       New Accounting Pronouncements

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

13.       Subsequent Events

In January 2007, MAIR and Northwest entered into the SPA under which MAIR repurchased from Northwest all of the common stock of MAIR owned by Northwest. Specifically, MAIR purchased 5,657,113 shares of stock from Northwest at a purchase price of $6.25 per share. The closing for the stock purchase occurred on March 12, 2007, at which time MAIR paid Northwest $4.25 per share, or approximately $24 million, and Northwest returned all of the shares to MAIR for cancellation. On October 22, 2007, MAIR paid Northwest the remaining $2.00 per share, or approximately $11.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements.

Overview

With Mesaba’s bankruptcy behind it, MAIR continued its focus on stabilizing and improving Big Sky’s operations. MAIR determined that any future plans for the Company are best served by Big Sky first achieving profitability. To that end, during the quarter, Big Sky continued executing its expansion plan as a Delta connection carrier. Specifically, Big Sky began service in four new markets in the northeast United States. As a part of this new service, Big Sky took delivery of three additional aircraft, bringing Big Sky’s fleet of Beechcraft to 13. MAIR continues to believe that this expansion will assist Big Sky in leveraging its fixed costs over more aircraft to reach sustained profitability by the end of the fiscal year. MAIR believes that the successful execution of Big Sky’s strategy will best serve the Company’s goal of maximizing value for the benefit of the Company’s shareholders.

MAIR also ended the quarter with approximately $59 million in cash and investments on its balance sheet, an amount that exceeds what is required for Big Sky’s operations. During the past year, MAIR’s Board of Directors reviewed various options for the use of the Company’s cash and ultimately identified Big Sky’s Delta expansion opportunity as an attractive option. MAIR’s Board of Directors is now actively reviewing the appropriate timing and method to distribute cash not required for operations to the Company’s shareholders, with the expectation that any such distribution will be made after Big Sky achieves monthly profitability.

Finally, to maximize the potential value to MAIR as Mesaba’s former equity holder, MAIR continues to play an active role in Mesaba’s liquidating trust created by its bankruptcy plan of reorganization. MAIR expects that all distributions from the trust should be made by the end of fiscal 2008. MAIR presently intends to distribute to its shareholders the funds it receives from the liquidating trust.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 and 2006

The Company reported a consolidated net loss of $2.5 million, or $0.17 per basic and diluted share, for the quarter ended September 30, 2007, compared to a net loss of $2.5 million, or $0.12 per basic and diluted share, for the quarter ended September 30, 2006. The net loss was primarily due to operating losses at MAIR and Big Sky, offset by interest income at MAIR.

Big Sky

Big Sky’s operating statistics for the three months ended September 30 were as follows:

	2007	2006	% Change
Passengers	58,805	30,699	91.6%
Available seat miles (“ASM”) (000s)	28,526	22,156	28.8%
Revenue passenger miles (000s)	14,843	9,081	63.5%
Load factor	52.0%	41.0%	11.0	pts
Block hours flown	8,226	5,609	46.7%
Departures	7,564	5,717	32.3%
Revenue per ASM	$0.317	$0.279	13.6%
Cost per ASM	$0.383	$0.318	20.4%
Aircraft in service (average)	12	10	20.0%

Big Sky Operating Revenues

Total operating revenues increased 46.8% to $9.1 million in the second quarter of fiscal 2008 from $6.2 million in the prior year quarter as a result of a 91.6% increase in passengers due to the Delta connection service that began in April 2007, offset by a lower average fare of $114 in fiscal 2008 compared to $123 in fiscal 2007.

Big Sky Operating Expenses

Total operating expenses in the second quarter of fiscal 2008 increased 55.1% to $10.9 million from $7.0 million in the prior year period, primarily due to increased fuel cost, increased flying period-over-period and the associated cost of the Delta connection service which began in April 2007.

The following table compares components of the operating expenses and operating cost per ASM for the three months ended September 30:

	Operating Expenses				Operating Cost Per ASM
	2007	2006	$ Change	% Change	2007		2006
Wages and benefits	$3,217	$2,280	$937	41.1%	11.3	¢	10.3	¢
Aircraft fuel	2,460	1,516	944	62.3%	8.6		6.8
Aircraft maintenance	1,133	1,009	124	12.3%	4.0		4.6
Aircraft rents	453	453	—	0.0%	1.6		2.0
Landing fees	275	92	183	198.9%	1.0		0.4
Insurance and taxes	127	108	19	17.6%	0.4		0.5
Depreciation and amortization	382	176	206	117.0%	1.3		0.8
Administrative and other	2,877	1,411	1,466	103.9%	10.1		6.4
	$10,924	$7,045	$3,879	55.1%	38.3	¢	31.8	¢

Wages and benefits increased $0.9 million, or 41.1%, as a result of additional staffing and training requirements in flight, maintenance and stations for the Delta connection service.

In the second quarter of fiscal 2008, Big Sky experienced a 62.3% increase in fuel expense as a result of a 46.7% increase in block hours period-over-period and a higher average price of jet fuel, from $2.35 per gallon in the second quarter of fiscal 2007 to $2.60 per gallon in the second quarter of fiscal 2008.

Aircraft maintenance increased 12.3% as a result of increased flying associated with Big Sky’s Delta connection service.

Landing fees increased 198.9% as a result of the increased level of operations and higher landing fee charges associated with Big Sky’s Delta connection service.

Depreciation and amortization increased 117.0% to $0.4 million in the second quarter of fiscal 2008 from $0.2 million in the second quarter of fiscal 2007, due to three aircraft purchased in the second quarter of fiscal 2008.

During the second quarter of fiscal 2008, administrative and other expenses increased $1.5 million, or 103.9%, from the second quarter of fiscal 2007, primarily due to station and passenger related costs associated with the Delta connection service.

MAIR

MAIR Operating Expenses

Total operating expenses in the second quarter of fiscal 2008 decreased to $1.6 million from $2.6 million in the prior year period, primarily due to decreased legal and professional fees from Mesaba’s bankruptcy in fiscal 2008 compared to fiscal 2007.

Consolidated Operating Loss

Operating loss for the second quarter of fiscal 2008 remained constant with the prior year quarter at $3.4 million. The operating loss was due to the results of MAIR and Big Sky described above.

Consolidated Nonoperating Income

Nonoperating income, net decreased to $0.9 million in the second quarter of fiscal 2008 from $1.2 million in the prior year quarter, primarily as a result of an increase in interest expense.

Consolidated Provision for Income Taxes

The Company recorded a minimal tax benefit on its net loss for the three months ended September 30, 2007 for interest received from an IRS audit. The Company continues to record a full valuation allowance against its remaining deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.

Six Months Ended September 30, 2007 and 2006

The Company reported consolidated net income of $4.0 million, or $0.26 per basic and diluted share, for the six months ended September 30, 2007, compared to a net loss of $5.0 million, or $0.24 per basic and diluted share, for the six months ended September 30, 2006. The net income was primarily due to the $9.4 million in damage claims, offset by operating losses at MAIR and Big Sky.

Big Sky

Big Sky’s operating statistics for the six months ended September 30 were as follows:

	2007	2006	% Change
Passengers	99,795	60,268	65.6%
Available seat miles (000s)	51,540	44,341	16.2%
Revenue passenger miles (000s)	25,896	17,463	48.3%
Load factor	50.2%	39.4%	10.8	pts
Block hours flown	14,856	11,189	32.8%
Departures	14,019	11,682	20.0%
Revenue per ASM	$0.314	$0.276	13.8%
Cost per ASM	$0.394	$0.309	27.5%
Aircraft in service (average)	11	10	10.0%

Big Sky Operating Revenues

Total operating revenues increased 32.8% to $16.2 million in fiscal 2008 from $12.2 million in the prior year period as a result of a 65.6% increase in passengers offset by a lower average fare.

Big Sky Operating Expenses

Total operating expenses in fiscal 2008 increased 48.2% to $20.3 million from $13.7 million in the prior year period, primarily due to increased fuel cost, increased flying period-over-period and the associated cost of the Delta connection service which began in April 2007.

The following table compares components of the operating expenses and operating cost per ASM for the six months ended September 30:

	Operating Expenses				Operating Cost Per ASM
	2007	2006	$ Change	% Change	2007		2006
Wages and benefits	$6,324	$4,417	$1,907	43.2%	12.3	¢	10.0	¢
Aircraft fuel	4,348	2,967	1,381	46.5%	8.4		6.7
Aircraft maintenance	2,208	1,920	288	15.0%	4.3		4.3
Aircraft rents	906	906	—	0.0%	1.8		2.0
Landing fees	452	187	265	141.7%	0.9		0.4
Insurance and taxes	240	211	29	13.7%	0.5		0.5
Depreciation and amortization	580	349	231	66.2%	1.1		0.8
Administrative and other	5,260	2,751	2,509	91.2%	10.1		6.2
	$20,318	$13,708	$6,610	48.2%	39.4¢		30.9	¢

Wages and benefits increased $1.9 million, or 43.2%, as a result of additional staffing and training requirements in flight, maintenance and stations for the Boston operation.

In fiscal 2008, Big Sky experienced a 46.5% increase in fuel expense as a result of a 32.8% increase in block hours year-over-year and a higher average price of jet fuel, from $2.24 per gallon in fiscal 2007 to $2.55 per gallon in fiscal 2008.

Aircraft maintenance increased 15.0% as a result of increased flying associated with Big Sky’s Delta operations.

Landing fees increased 141.7% as a result of the increased level of operations and higher landing fee charges associated with Big Sky’s Delta connection service.

Depreciation and amortization increased 66.2% to $0.6 million in fiscal 2008 from $0.3 million in fiscal 2007, primarily due to aircraft purchased in the second quarter of fiscal 2008, along with systems, equipment and fixtures to support the Delta connection service.

During fiscal 2008, administrative and other expenses increased $2.5 million, or 91.2%, from fiscal 2007, primarily due to training costs for additional staffing, station and passenger related costs at the new Delta connection locations.

MAIR

MAIR Operating Expenses

Total operating expenses in fiscal 2008 decreased to $3.7 million from $5.8 million in the prior year period, primarily due to decreased legal and professional fees from Mesaba’s bankruptcy in fiscal 2008 compared to fiscal 2007.

Consolidated Operating Loss

Operating loss for fiscal 2008 increased to $7.9 million from $7.2 million in the prior year period due to the results of MAIR and Big Sky described above.

Consolidated Nonoperating Income

Nonoperating income, net increased to $11.8 million in fiscal 2008 from $2.5 million in the prior year period, primarily as a result of MAIR recording $9.4 million for its damage claim in Mesaba’s bankruptcy offset by increased interest expense.

Consolidated Provision for Income Taxes

The Company recorded $0.1 million of tax benefit on its income for the six months ended September 30, 2007. The Company utilized certain deferred tax assets in the quarter to offset taxable income. The associated valuation allowance against those deferred tax assets was therefore removed. The Company continues to record a full valuation allowance against its remaining deferred tax assets due to the uncertainty regarding the ultimate realization of those assets. The benefit recorded is due to the reversal of tax contingency reserves previously established and the realization of state income tax refunds received for prior periods.

Liquidity and Capital Resources

Overview

Unrestricted cash, cash equivalents and investments decreased 10.9% to $58.8 million at September 30, 2007 from $66.0 million at March 31, 2007. The decrease was primarily due to funding the start-up costs for Big Sky’s Boston operation including the purchase of three additional Beechcraft aircraft. The Company’s working capital decreased to $32.0 million at September 30, 2007 compared to working capital of $39.9 million at March 31, 2007.

The Company’s liquidity will continue to be affected by Big Sky’s purchase of the remaining Beechcraft aircraft to support its Delta operation and by MAIR’s final payment to Northwest of the remaining amount due for the purchase of all of Northwest’s stock in MAIR. MAIR paid Northwest approximately $24 million of the aggregate purchase price, or $4.25 per share, upon the initial closing of the transaction in March 2007. MAIR paid the remaining purchase price, approximately $11.3 million or $2.00 per share, on October 22, 2007.

Operating Activities

Net cash provided by operating activities for the six months ended September 30, 2007 was $0.7 million, primarily due to net income of $4.0 million and depreciation and amortization of $0.6 million, offset by decreases in accounts payable and other of $1.6 million and $0.8 million for the Mesaba tax payable settlement, and increases in accounts receivable of $1.0 million and inventories of $0.5 million.

Investing Activities

Net cash provided by investing activities for the six months ended September 30, 2007 was $3.9 million, primarily due to net sales of investments of $13.4 million, offset primarily by net purchases of property and equipment of $9.9 million.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2007 was $1.3 million primarily due to the establishment of the Big Sky line of credit of $1.0 million and $0.4 million in proceeds from the exercise of stock options, offset by $0.1 million of payment of long term debt.

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

NEW ACCOUNTING PRONOUNCEMENTS

See ITEM 1. Condensed Consolidated Financial Statements – Note 12. New Accounting Pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s principal market risks are the availability and price of jet fuel and changes in interest rates, as discussed below.

Aircraft Fuel

Big Sky is subject to fluctuations in fuel prices. A hypothetical 10% increase in the September 30, 2007 cost per gallon of fuel, assuming projected fiscal 2008 usage at Big Sky, would result in an increase to aircraft fuel expense of approximately $3.3 million in fiscal 2008. As of September 30, 2007, Big Sky had no fuel hedges in place for fiscal 2008.

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short and long-term investments. If interest rates were to increase by 100 basis points for a full year, based on the Company’s cash equivalents, short-term and long-term investments balance at September 30, 2007, the Company’s interest income from cash equivalents, short-term and long-term investments would increase by approximately $0.6 million.

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

As of September 30, 2007, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and acting Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.

Changes in Internal Controls

During the quarter ended September 30, 2007, there were no changes in internal controls over financial reporting that had a material effect on internal control over financial reporting or were reasonably likely to have a material effect on internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Except as provided below, there have been no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the SEC on June 19, 2007.

If Big Sky is not awarded western United States EAS routes, its revenue will decrease substantially.

Big Sky recently rebid for all of its western United States EAS routes.  If the DOT does not award these EAS routes to Big Sky, all of the revenue from Big Sky’s western operations will be at risk, as Big Sky would be unable to support its western operations absent these EAS subsidies.  In such event, if Big Sky is not able to redeploy the aircraft utilized in the western United States to alternative markets, the Company’s financial condition and results of operations would be materially and adversely affected.

The markets in which Big Sky provides its Delta connection service are unproven, and Big Sky may not achieve profitability.

To date, Big Sky has successfully introduced its new Delta connection service in the northeastern United States.  However, Big Sky’s Delta connection service began in April 2007, and Big Sky cannot project how these markets will perform for the remainder of the fiscal year.  The cyclical nature of the airline industry, as well as other events outside of the control of Big Sky, could affect the profitability of Big Sky’s Delta connection service.  Additionally, both Big Sky and Delta have the right to terminate the Hosted Prorate Agreement at any time by providing six months notice. If the Delta markets fail to perform as expected, or if Delta terminates the agreement, Big Sky’s financial condition and results of operations could be materially and adversely affected.

ITEM 6. EXHIBITS

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

MAIR Holdings, Inc.

Dated: November 7, 2007	By:	/s/ Paul F. Foley
President, Chief Executive Officer and acting Chief
Financial Officer