Form 10-Q
period 2007-12-31
MAIR HOLDINGS INC
filed 2008-02-06
CIK 835768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2007

Common Stock, par value $.01 per share

15,083,049

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q of MAIR Holdings, Inc. (“MAIR” or the “Company”) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking and are based upon information currently available to the Company.  The Company, through its officers, directors or employees, may also from time to time make oral forward-looking statements.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that a variety of material risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.  Many important factors that could cause such a difference are described under the caption “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (the “SEC”) on June 19, 2007, as updated in Item 1A of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 7, 2007 and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Undue reliance should not be placed on the Company’s forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond the Company’s control.  The Company’s forward-looking statements are based on information currently available and speak only as of the date on which this report was filed with the SEC.  Over time, actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by the Company’s forward-looking statements, and such differences might be significant and materially adverse to the Company’s shareholders.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAIR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	December 31	March 31
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,981	$28,593
Short-term investments	5,404	26,068
Accounts receivable, net of reserves of $1,289 and $570	3,373	2,882
Inventories, net	1,459	650
Prepaid expenses and deposits	3,248	4,592
Restricted cash	13,354	554
Total current assets	46,819	63,339

PROPERTY AND EQUIPMENT:
Flight equipment	22,538	847
Other property and equipment	2,687	1,724
Less: Accumulated depreciation and amortization	(1,822)	(891)
Net property and equipment	23,403	1,680

NONCURRENT ASSETS:
Long-term investments	9,127	11,357
Other intangible assets, net	1,075	2,007
Restricted cash	—	13,110
Other assets, net	190	197
	$80,614	$91,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Intercompany payable to Mesaba Aviation, Inc.	$—	$813
Accounts payable	4,105	3,063
Stock repurchase payable to Northwest Airlines, Inc.	—	10,905
Accrued liabilities:
Payroll	1,716	1,575
Deferred income	465	737
Imairment charges	12,701	—
Other current liabilities	3,747	6,310
Total current liabilities	22,734	23,403

OTHER NONCURRENT LIABILITIES	1,238	1,081
Total liabilities	23,972	24,484

SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, no specified par value; 1,000,000 shares authorized, no shares issued and outstanding
	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 15,083,049 and 15,008,285 shares issued and outstanding
	151	150
Paid-in capital	36,013	35,438
Accumulated other comprehensive income	120	—
Retained earnings	20,358	31,618
Total shareholders’ equity	56,642	67,206
	$80,614	$91,690

MAIR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2007	2006	2007	2006
OPERATING REVENUES:
Passenger	$6,971	$3,544	$18,054	$11,004
Essential Air Service and other	2,897	2,408	7,977	7,174
Total operating revenues	9,868	5,952	26,031	18,178
OPERATING EXPENSES:
Wages and benefits	4,245	2,842	11,978	8,148
Aircraft fuel	3,208	1,144	7,556	4,111
Aircraft maintenance	1,276	845	3,484	2,765
Aircraft rents	453	453	1,359	1,359
Landing fees	286	75	738	262
Insurance and taxes	316	319	984	1,678
Depreciation and amortization	663	176	1,252	535
Administrative and other	4,089	2,533	11,238	8,969
Impairment and other charges	10,962	—	10,962	—
Total operating expenses	25,498	8,387	49,551	27,827
Operating loss	(15,630)	(2,435)	(23,520)	(9,649)
NONOPERATING INCOME (EXPENSE):
Damage claim income from Mesaba Aviation, Inc.	—	—	9,429	—
Interest income and other	129	1,330	2,850	3,889
Interest expense	(68)	(16)	(440)	(50)
Other nonoperating income, net	61	1,314	11,839	3,839

Loss before benefit (provision) for income taxes	(15,569)	(1,121)	(11,681)	(5,810)

BENEFIT (PROVISION) FOR INCOME TAXES	340	(10)	421	(351)

NET LOSS	$(15,229)	$(1,131)	$(11,260)	$(6,161)

NET LOSS PER SHARE:
Loss per common share - basic	$(1.01)	$(0.05)	$(0.75)	$(0.30)
Loss per common share - diluted	$(1.01)	$(0.05)	$(0.75)	$(0.30)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	15,083	20,592	15,083	20,592
Diluted	15,083	20,592	15,083	20,592

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	December 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,260)	$(6,161)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,252	535
Amortization of deferred credits	(72)	(81)
Stock-based compensation	129	298
Amortization of investment discounts	(423)	(983)
Mesaba Aviation, Inc. tax payable settlement	(813)	—
Deferred income taxes	—	202
Impairment charges	10,962	—
Changes in current operating items:
Accounts receivable	(491)	335
Income tax receivable	—	941
Inventories	(809)	(522)
Prepaid expenses and deposits	1,344	683
Payable to Northwest Airlines, Inc.	(11,314)	—
Accounts payable and other	(88)	756
Net cash used in operating activities	(11,583)	(3,997)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(15,469)	(31,138)
Sales of investments	38,711	40,984
Purchases of property and equipment	(22,195)	(233)
Sale of property and equipment	202	—
Decrease (increase) in restricted cash	310	(13,110)
Net cash provided by (used in) investing activities	1,559	(3,497)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of long term debt and capital leases	71	(47)
Issuance of line of credit	983	—
Proceeds from exercise of stock options	358	3,005
Net cash provided by financing activities	1,412	2,958

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,612)	(4,536)
CASH AND CASH EQUIVALENTS:
Beginning of period	28,593	47,135
End of period	$19,981	$42,599

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$66	$44
Income taxes	133	(6,549)

SUPPLEMENTARY NON-CASH ACTIVITY:
Capital expenditures in accounts payable	$547	$—

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

Mesaba filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Minnesota (“Bankruptcy Court”) on October 13, 2005 (the “Petition Date”), after which Mesaba operated its business as a debtor-in-possession pursuant to the Bankruptcy Code.  On April 24, 2007 (the “Exit Date”), Mesaba’s bankruptcy plan of reorganization became effective and Mesaba exited bankruptcy as a wholly-owned subsidiary of Northwest Airlines, Inc. (“Northwest”), and, therefore, is no longer owned by MAIR.

Operations

Big Sky

Big Sky operates as a regional air carrier based in Billings, Montana, providing scheduled passenger, freight, express package and charter services.  In April 2007, Big Sky began operating as a Delta connection carrier for Delta Air Lines, Inc. (“Delta”) in the east, with service to and from Boston.  However, a combination of unusually bad weather, disappointing revenue and record-high fuel prices disrupted Big Sky’s operations to the point where they were no longer financially viable.  As a result, Big Sky and Delta mutually agreed to cease the eastern operations effective January 7, 2008.  Big Sky also announced that it is seeking to transition its western operations to another carrier and sell its operating assets.  Big Sky’s western operations involve providing interline and online connecting services and local market services through daily scheduled flights.  Big Sky has a code-sharing agreement with Northwest, where its services in the west are marketed jointly.  As of February 6, 2008, Big Sky provided scheduled air service to ten communities in Montana.

Big Sky participates in the Essential Air Service (“EAS”) program with the Department of Transportation (“DOT”).  The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service based on their passenger traffic.  The DOT pays EAS subsidies for each departure in a covered market. During the three months ended December 31, 2007 and 2006, Big Sky recognized revenue from EAS subsidies of $2.8 and $1.9 million, respectively.  During the nine months ended December 31, 2007 and 2006, Big Sky recognized revenue from EAS subsidies of $7.2 and $6.2 million, respectively.

As a part of its Delta connection service, Big Sky entered into an agreement to purchase eight Beechcraft 1900D (“Beechcraft”) aircraft and related spare parts.  At December 31, 2007, seven aircraft and spare parts costing approximately $21.8 million had been delivered to Big Sky.  Although Big Sky intended to obtain independent financing for the aircraft, Big Sky was unable to obtain commercially reasonable independent financing without a guaranty by

MAIR.  As a result, MAIR provided the debt financing to allow Big Sky to acquire the seven aircraft.  Because Big Sky ended its Delta connection service on January 7, 2008, Big Sky, with the seller’s consent, elected not to purchase the eighth and final aircraft under the purchase agreement.  Effective January 7, 2008, Big Sky has classified these seven aircraft as held for sale and is now in the process of identifying buyers.  Big Sky believes that there is currently a strong global market for these aircraft.  However, there is no assurance that market conditions will not deteriorate before Big Sky is able to sell the aircraft.

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

Intangible assets and related accumulated amortization were as follows, in thousands:

	December 31, 2007			March 31, 2007
	Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Indefinite-lived intangible assets:
Air carrier certificate	$925		$925	$925		$925
Airport slots	150		150	—		—
Amortizable intangible asset:
Pilot labor contract	—	—	—	2,840	(1,758)	1,082
	$1,075	$—	$1,075	$3,765	$(1,758)	$2,007

During the third quarter of fiscal 2008, Big Sky purchased three slots at the Westchester County Airport in White Plains, New York with the intent to provide air service to Boston, Massachusetts in January 2008.  Presently the slots are being offered for sale.

Due to continued losses and the recent announcement that Big Sky is seeking to transition its remaining operations to another carrier, the Company determined that an interim impairment test of intangible assets was necessary at December 31, 2007.  Based on the results of the interim test performed at December 31, 2007 the Company determined that Big Sky’s pilot labor contract was impaired and recorded an impairment charge of approximately $0.8 million.  The impairment charge was recorded in “Impairment charges” in the accompanying consolidated statement of operations.  Based on its analysis, the Company believes Big Sky’s air carrier certificate and airport slots continue to have value and are not impaired.

3.              MAIR’s Proof of Claim in Mesaba’s Bankruptcy

On February 28, 2006, as a part of Mesaba’s bankruptcy proceedings, MAIR filed a proof of claim against Mesaba, with no recognition of this claim in the Company’s consolidated financial statements due to the significant uncertainty of any amount being ultimately collected.  In April 2007, the Bankruptcy Court approved a compromise for MAIR’s damage claim under which Mesaba allowed MAIR a claim of up to $6.2 million relating to repayment of the guaranty of Mesaba’s hangar lease at the Cincinnati/Northern Kentucky International Airport and management fees.  Additionally, pursuant to a Stock Purchase Agreement between MAIR and Northwest, Northwest assigned its $7.3 million allowed claim against Mesaba to MAIR.  Therefore, as of the Exit Date, MAIR’s total unsecured creditors’ claim in Mesaba’s bankruptcy totaled $13.5 million.

In July 2007, the liquidating trust made an interim distribution of 70% to all claimholders with allowed undisputed claims.  MAIR received $9.4 million of its $13.5 million claim, which reflects the 70% interim distribution of its claim.  MAIR recorded these amounts as “Damage claim income from Mesaba Aviation, Inc.” within the condensed consolidated statement of operations.  The remaining $4.1 million, or 30%, of MAIR’s unsecured claim is considered a contingent gain and will be recorded as the Company receives additional disbursements from the liquidating trust after the remaining Mesaba disputed claims are resolved (see Note 12).

4.              Investments

Investments consist principally of government, agency, corporate and municipal securities and are classified as available-for-sale.  Fair value of investments is determined based on quoted market prices.  The Company classifies investments with an original maturity of more than 90 days that mature within one year as short-term and greater than one year as long-term.

As of December 31, 2007 and March 31, 2007, cash, cash equivalents, short-term and long-term investments totaled $34.5 million and $66.0 million, respectively.

Amortized cost, gross unrealized gains and losses and fair value of short and long-term investments classified as securities available for sale were as follows, in thousands:

	December 31, 2007	March 31, 2007
Amortized cost	$14,651	$37,409
Gross unrealized gains	124	50
Gross unrealized losses	(244)	(34)
Fair value	$14,531	$37,425

For the three and nine months ended December 31, 2007 and 2006, the Company’s gross realized gains and losses were insignificant.

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

The Company has performed such an analysis, and a full valuation allowance was provided at the end of fiscal 2006. The Company continues to record a full valuation allowance against its remaining deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.  The Company recorded a $0.3 million tax benefit for the three months ended December 31, 2007.  The Company recorded a $0.4 million tax benefit for the nine months ended December 31, 2007 due to the reversal of tax contingency reserves previously established and the realization of state income tax refunds received for prior periods and a refund of interest from an Internal Revenue Service (“IRS”) audit.  The Company will be required to update its estimates of future taxable income based upon additional information management obtains, and the Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

The Company will file a consolidated federal income tax return which will include Mesaba’s income through the Exit Date.  Taxable income for both the Company and Mesaba will be offset by the utilization of net operating loss carryforwards from prior periods.

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

The Company and its subsidiary file a consolidated federal income tax return and various state income tax returns.  As of the date of adoption of FIN 48, the Company is generally no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to fiscal 2004.

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

For the nine months ended December 31, 2007 and 2006, SFAS 123R’s fair value method resulted in additional expense in the amount of $0.1 million and $0.3 million, respectively, related to stock options.  These amounts are included in the “Wages and benefits” caption in the accompanying condensed consolidated statements of operations for the three and nine months ended December 31, 2007 and 2006.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123R.  As the Company currently has no excess tax benefits related to SFAS 123R, its adoption has not affected the Company’s condensed consolidated statement of cash flows. The impact of adopting SFAS 123R on future results will depend on, among other things, levels of stock options granted in the future, actual forfeiture rates and the timing of option exercises.

A summary of stock option activity since the Company’s most recent fiscal year end is as follows:

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value	Exercisable	Price	Term	Value
				(in thousands)				(in thousands)
Balance at March 31, 2007	1,458,118	6.87
Granted	—	—
Exercised	74,764	5.97
Expired / Cancelled	548,354	7.13
Balance at December 31, 2007	835,000	6.78	4.9	$—	763,750	6.76	4.7	$—
Vested or expected to vest at December 31, 2007	835,000	6.78	4.9	$—

The aggregate intrinsic value of options outstanding at December 31, 2007 is calculated as the difference between the exercise price of the underlying option and the market price of the common stock.  The aggregate intrinsic value of options exercised during the three and nine months ended December 31, 2007 was zero.  The total fair value of options vested during the nine months ended December 31, 2007 was $0.2 million.

Unrecognized Compensation

As of December 31, 2007, the Company had $0.2 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under all equity compensation plans.  Total unrecognized compensation will be adjusted for future changes in estimated forfeitures.  The Company expects to recognize the cost over a weighted average period of two years.

7.              Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been exercised.  Stock options and warrants with an exercise price exceeding the fair market value of the Company’s common stock at period end are considered antidilutive and are excluded from the calculation.

The following table reconciles the number of shares utilized in the condensed consolidated loss per share calculations for the periods ended December 31, in thousands, except per share data:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2007	2006	2007	2006
Net loss	$(15,229)	$(1,131)	$(11,260)	$(6,161)
For loss per share - basic:
Weighted average number of issued shares outstanding	15,083	20,592	15,083	20,592
Effect of dilutive securities:
Computed shares outstanding under stock option plans utilizing the treasury stock method
	—	—	—	—
For loss per share - diluted:
Weighted average common and potentially dilutive common shares outstanding
	15,083	20,592	15,083	20,592

Loss per share - basic	$(1.01)	$(0.05)	$(0.75)	$(0.30)
Loss per share - diluted	$(1.01)	$(0.05)	$(0.75)	$(0.30)

Antidilutive options and warrants	835	1,537	790	1,582

8.              Consolidated Comprehensive Loss

The following table presents the calculation of comprehensive loss for the periods ended December 31, in thousands:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2007	2006	2007	2006
Net loss	$(15,229)	$(1,131)	$(11,260)	$(6,161)
Unrealized gains on investments classified as available for sale	109	11	120	219
Comprehensive loss	$(15,120)	$(1,120)	$(11,140)	$(5,942)

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

Operating segment information for Mesaba, Big Sky and MAIR were as follows, in thousands:

	Mesaba	Big Sky	MAIR	Eliminations	Consolidated
Three Months Ended December 31, 2007
Operating revenues	$—	$9,868	$—	$—	$9,868
Operating expenses	—	14,302	11,196	—	25,498
Depreciation and amortization	—	656	7	—	663
Interest expense	—	388	40	(360)	68
Loss before income taxes	—	(5,403)	(10,166)	—	(15,569)
Capital expenditures	—	12,185	4	—	12,189
Current assets	—	8,783	43,738	(5,702)	46,819
Total assets	—	33,427	100,591	(53,404)	80,614
Current liabilities	—	17,814	13,624	(8,704)	22,734
Total shareholders’ equity (deficit)	—	(3,571)	86,718	(26,505)	56,642
Three Months Ended December 31, 2006
Operating revenues	$60,489	$5,952	$58	$(60,547)	$5,952
Operating expenses	66,033	6,525	1,920	(66,091)	8,387
Depreciation and amortization	2,158	170	6	(2,158)	176
Interest expense	86	117	—	(187)	16
Reorganization items, net	25,491	—	—	(25,491)	—
Loss before income taxes	(30,753)	(692)	(429)	30,753	(1,121)
Capital expenditures	366	33	10	(366)	43
Current assets	62,257	3,987	87,767	(67,131)	86,880
Total assets	89,028	7,706	132,355	(109,234)	119,855
Current liabilities	43,110	8,863	11,916	(47,984)	15,905
Total shareholders’ equity (deficit)	(36,897)	(2,152)	120,439	21,565	102,955
Nine Months Ended December 31, 2007
Operating revenues	$14,842	$26,030	$—	$(14,841)	$26,031
Operating expenses	15,831	34,620	14,931	(15,831)	49,551
Depreciation and amortization	433	1,236	16	(433)	1,252
Interest expense	—	604	375	(539)	440
Income (Loss) before income taxes	83,528	(9,768)	(13,017)	(72,424)	(11,681)
Capital expenditures	—	22,187	8	—	22,195
Nine Months Ended December 31, 2006
Operating revenues	$215,107	$18,178	$175	$(215,282)	$18,178
Operating expenses	228,317	20,233	7,769	(228,492)	27,827
Depreciation and amortization	7,141	519	16	(7,141)	535
Interest expense	86	356	—	(392)	50
Reorganization items, net	26,816	—	—	(26,816)	—
Loss before income taxes	(38,970)	(2,405)	(3,405)	38,970	(5,810)
Capital expenditures	1,596	223	10	(1,596)	233

10.       Commitments and Contingencies

Saab Leasing Litigation

In 2002, Fairbrook Leasing, Inc., Lambert Leasing, Inc. and Swedish Aircraft Holdings AB (“Saab Leasing”) filed a declaratory judgment action against Mesaba relating to 20 Saab 340A (“340A”) aircraft leased by Mesaba.  In 2003, the District Court declared that the term sheet relating to the leases for the 340A aircraft was a binding preliminary agreement requiring Mesaba to negotiate in good faith toward the execution of long-term agreements for each of the 340A aircraft.  Although Mesaba appealed this ruling, while the appeal was pending, Saab Leasing (relying on the District Court’s declaratory judgment ruling) filed a separate action in the District Court alleging approximately $35 million in damages for past due and future aircraft lease obligations.  While the damages action was pending, the U.S. Court of Appeals for the Eighth Circuit (the “Circuit Court”) affirmed the District Court’s declaratory judgment ruling.  On July 6, 2006, the District Court in the damages action granted Mesaba’s motion for partial summary judgment, ruling that Saab Leasing is not eligible to receive damages for the majority of its claims against Mesaba.

Because the potential damages for the remaining claim against Mesaba were not significant, Mesaba never established any accrual with regard to this litigation within its condensed financial statements.  Mesaba was unable to reach a settlement with Saab Leasing within the context of Mesaba’s bankruptcy proceedings; thus, Mesaba consented to lift the automatic stay and allow Saab Leasing to appeal the District Court’s July 2006 ruling to the Circuit Court.  The Circuit Court heard oral arguments on the appeal on October 18, 2007, but has not yet ruled on the matter.  Mesaba’s liquidating trust is funding litigation expenses related to this appeal and will be required to fund any amounts that may be due to Saab Leasing if the District Court’s ruling is reversed.  Any such payments by Mesaba’s liquidating trust would ultimately reduce the distribution MAIR is entitled to receive from the estate.

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

Guaranty

Prior to its bankruptcy, Mesaba leased a facility at the Cincinnati/Northern Kentucky International Airport, but vacated the facility and ceased making the required lease payments on it in November 2005.  In 1999, MAIR unconditionally guaranteed full and prompt payment of the ground lease and the bonds associated with the initial financing of the facility.  In accordance with this guaranty, MAIR has made the required bond and ground lease payments due since November 2005.  In April 2006, in exchange for the bondholders forbearing acceleration of the bonds, MAIR delivered a letter of credit to the bondholders to assure payment of the bonds.  Subsequently, Mesaba assumed and assigned the related ground lease to MAIR.  The Airport Board consented to the assignment of the ground lease.  Since Mesaba vacated the hangar in October 2005, MAIR has been seeking other sublessees to lease the facility.

In August 2007, MAIR and the bondholders amended the original forbearance to allow MAIR until November 1, 2008 to identify a new tenant and execute a sublease for the property.  Any rent MAIR receives from a future sublessee would offset the lease payments that MAIR is required to make.  As of December 31, 2005, MAIR recorded a $4.8 million liability with respect to the lease and guaranty, which assumed that the facility would remain vacant for two years, during which time MAIR would continue to make the bond and lease payments, and that thereafter MAIR would be able to sublease the facility at a 20% discount.  As of December 31, 2007, MAIR recorded an additional $10.2 million liability, which assumed that MAIR would pay the bondholders in full on or before November 1, 2008, but that MAIR may receive value for its rights under the ground lease.  This impairment charge was based on recent negotiations between MAIR and the bondholders to pay off the remaining bond balance and negotiations between MAIR and the airport regarding the ground lease.

The letter of credit required under the forbearance agreement was issued by First Interstate Bank of Billings and is currently fully collateralized by MAIR’s cash account held at First Interstate Bank.  Under the agreement with the bondholders, MAIR is obligated to maintain the letter of credit until all obligations under the bonds are satisfied.  MAIR’s annual obligations with respect to the bonds and the ground lease for the facility total approximately $1.2 million, and those obligations are scheduled to continue through July 2029 and will increase at scheduled intervals in accordance with the terms of the bond documents.  The bondholder agreement and the letter of credit provide that the amount of the letter of credit will automatically decrease each July in accordance with the redemption schedule for the bonds.

The bondholders may draw on the letter of credit upon the occurrence of an event of default under its agreement with MAIR, including if MAIR fails to make any payment when due, if MAIR fails to provide evidence that the letter of credit has been renewed annually (or if MAIR fails to renew the letter of credit), if the bondholders receive notice from First Interstate Bank of the bank’s intent not to renew the letter of credit, if the bonds become subject to mandatory redemption, if MAIR fails to comply with the terms of its agreement with the bondholders, if First Interstate Bank’s credit rating is lowered and MAIR fails to deliver an alternate letter of credit, if MAIR fails to consummate a sublease or assignment of the lease with the airport by November 1, 2008, if MAIR fails to provide a report to the bondholders each quarter identifying the steps MAIR has taken to identify a tenant for the facility or if MAIR commits any event of default under its guaranty of Mesaba’s bond obligations.  The cash supporting the letter of credit was classified as “Restricted cash” on the Company’s condensed consolidated balance sheet at December 31, 2007 and March 31, 2007.

Other Commitments

In February 2005, Big Sky obtained a revolving line of credit in the principal amount of $250,000 from First Interstate Bank of Billings.  In March 2006, the principal amount available under the line increased to $370,000.  The line of credit charges a variable interest rate based on the prime rate published in the Wall Street Journal.  At December 31, 2007, the rate was 7.25% on outstanding borrowings of $369,140.  The line of credit is collateralized by Big Sky’s inventory, accounts receivable and equipment and is scheduled to mature in June 2008.

In September 2007, Big Sky obtained a revolving line of credit in the principal amount of $1,000,000 from First Interstate Bank of Billings.  The line of credit charges a fixed rate of 5.5% on outstanding borrowings at December 31, 2007 of $1.0 million.  The line of credit is collateralized by a cash certificate of deposit and is scheduled to mature in September 2008.

Big Sky recorded $0.7 million of restricted cash at December 31, 2007 for certificates of deposit supporting letters of credit of $0.4 million for workers’ compensation insurance and $0.2 million for aircraft fuel and airport lease agreements.  In May 2007 Big Sky established a $0.1 million certificate of deposit supporting a customs bond required for the June 2007 service between Boston, Massachusetts and Quebec City and Fredericton, Canada.

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

11.       Accounting for Mesaba’s Financial Results

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

12.       Mesaba Plan of Reorganization

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

The entire $125 million purchase price from Goldman Sachs was placed in a liquidating trust, and the proceeds from the liquidating trust will ultimately be used to satisfy Mesaba’s creditors’ claims.  Prior to the order approving Mesaba’s plan of reorganization, MAIR worked with Mesaba’s creditors’ committee to resolve the majority of Mesaba’s creditors’ claims.  The liquidating trustee estimates that these remaining creditors’ claims will total approximately $90 million, which amount includes MAIR’s $13.5 million unsecured creditors’ claim.  MAIR recorded $9.4 million of its unsecured creditors’ claim as other income during the quarter ended June 30, 2007 as previously discussed in Note 3.

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

14.       Subsequent Events

As discussed in Note 1, on January 7, 2008 Big Sky ceased its eastern operations as a Delta connection carrier and began seeking to transfer its remaining operations to another air carrier.  In preparation for transition, and in accordance with the federal law requiring notice to eligible employees of a plant shutdown, Big Sky has delivered notices to a number of employees indicating that it will cease its remaining western operations on March 8, 2008.  Big Sky will continue to assess its ability to operate through the date on which another carrier takes over the Montana EAS routes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements.

Overview

During the second quarter of fiscal 2008, MAIR determined that any future plans for the Company would be best served by Big Sky first achieving profitability.  It was MAIR’s expectation that during the third quarter, Big Sky would continue executing its expansion plan as a Delta connection carrier and ultimately move towards monthly profitability.  However, a combination of factors, including unusually bad weather, disappointing revenue and record-high fuel prices, resulted in Big Sky sustaining substantial losses in November and December of 2007.  Therefore, on December 19, 2007, Big Sky announced that it had mutually agreed with Delta to cease operations in the east.  This decision further led to a decision to seek to transfer Big Sky’s remaining western operations to another carrier.  In the interim, Big Sky is continuing to operate in the west with four aircraft while another air carrier prepares to take over the Montana EAS routes.  While Big Sky desires to continue its operations as it seeks to transition them to another carrier, it will continue to assess whether such continued operations are feasible in light of Big Sky’s financial situation.

MAIR ended the quarter with approximately $33.6 million in cash and investments on its balance sheet.  MAIR’s Board of Directors is continuing to actively review the appropriate timing and method to distribute cash not required for operations to the Company’s shareholders.  The timing and amount of such a distribution may be affected by the events occurring at Big Sky.

Additionally, to maximize the potential value to MAIR as Mesaba’s former equity holder, MAIR continues to play an active role in Mesaba’s liquidating trust created by its bankruptcy plan of reorganization.  MAIR expects that all distributions from the trust will be made during the first half of fiscal 2009.  MAIR presently intends to distribute to its shareholders the funds it receives from the liquidating trust.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2007 and 2006

The Company reported a consolidated net loss of $15.2 million, or $1.01 per basic and diluted share, for the quarter ended December 31, 2007, compared to a net loss of $1.1 million, or $0.05 per basic and diluted share, for the quarter ended December 31, 2006. The net loss was primarily due to impairment charges of $11.0 million for the Cincinnati hangar, Big Sky’s pilot labor contract and operating losses at MAIR and Big Sky, offset by interest income at MAIR.

Big Sky

Big Sky’s operating statistics for the three months ended December 31 were as follows:

	2007	2006	% Change
Passengers	61,464	26,611	131.0%
Available seat miles (“ASM”) (000s)	31,689	20,149	57.3%
Revenue passenger miles (000s)	15,638	7,782	101.0%
Load factor	49.3%	38.6%	10.7	pts
Block hours flown	9,537	5,327	79.0%
Departures	8,385	5,244	59.9%
Revenue per ASM	$0.311	$0.295	5.4%
Cost per ASM	$0.451	$0.324	39.2%
Aircraft in service (average)	16	10	60.0%

Big Sky Operating Revenues

Total operating revenues increased 65.0% to $9.9 million in the third quarter of fiscal 2008 from $6.0 million in the prior year quarter as a result of a 131.0% increase in passengers due to the Delta connection service that began in April 2007, offset by a lower average fare of $113 in fiscal 2008 compared to $133 in fiscal 2007.

Big Sky Operating Expenses

Total operating expenses in the third quarter of fiscal 2008 increased 119.2% to $14.3 million from $6.5 million in the prior year period, primarily due to increased fuel cost, increased flying period-over-period and other costs associated with the Delta connection service which began in April 2007.

The following table compares components of the operating expenses and operating cost per ASM for the three months ended December 31:

	Operating Expenses				Operating Cost Per ASM
	2007	2006	$ Change	% Change	2007		2006
Wages and benefits	$3,846	$2,304	$1,542	66.9%	12.1	¢	11.4	¢
Aircraft fuel	3,208	1,144	2,064	180.4%	10.1		5.7
Aircraft maintenance	1,276	845	431	51.0%	4.0		4.2
Aircraft rents	453	453	—	0.0%	1.4		2.2
Landing fees	286	75	211	281.3%	0.9		0.4
Insurance and taxes	132	108	24	22.2%	0.4		0.6
Depreciation and amortization	656	170	486	285.9%	2.1		0.8
Administrative and other	3,668	1,426	2,242	157.2%	11.6		7.1
Impairment charges	777	—	777	N/M	2.5		0.0
	$14,302	$6,525	$7,777	119.2%	45.1	¢	32.4	¢

Wages and benefits increased $1.5 million, or 66.9%, as a result of additional staffing and training requirements in flight, maintenance and stations for the Delta connection service.

In the third quarter of fiscal 2008, Big Sky experienced a 180.4% increase in fuel expense as a result of a 79.0% increase in block hours period-over-period and a higher average price of jet fuel, from $1.88 per gallon in the third quarter of fiscal 2007 to $2.93 per gallon in the third quarter of fiscal 2008.

Aircraft maintenance increased 51.0% as a result of increased flying associated with Big Sky’s Delta connection service.

Landing fees increased 281.3% as a result of the increased level of operations and higher landing fee charges associated with Big Sky’s Delta connection service.

Depreciation and amortization increased 285.9% to $0.7 million in the third quarter of fiscal 2008 from $0.2 million in the third quarter of fiscal 2007, due to aircraft purchased in fiscal 2008.

During the third quarter of fiscal 2008, administrative and other expenses increased $2.2 million, or 157.2%, from the third quarter of fiscal 2007, primarily due to station and passenger related costs associated with the Delta connection service.

During the third quarter of fiscal 2008, Big Sky recorded a $0.8 million impairment charge for its pilot labor contract.

MAIR

MAIR Operating Expenses

Total operating expenses in the third quarter of fiscal 2008 increased to $11.2 million from $1.9 million in the prior year period, primarily due to impairment charges of $10.2 million recorded for the Cincinnati hangar, offset by lower legal and professional fees in fiscal 2008 than those recorded in fiscal 2007 from Mesaba’s bankruptcy.

Consolidated Operating Loss

Operating loss for the third quarter of fiscal 2008 increased to $15.6 million from the prior year quarter of $2.4 million.  The operating loss was due to the results of MAIR and Big Sky described above.

Consolidated Nonoperating Income

In the third quarter of fiscal 2008, the Company recorded nonoperating income of $0.1 million, as a result of $0.6 million of costs related to Big Sky’s shut down of its eastern operations offset by interest income, compared to nonoperating income of $1.3 million in the prior year quarter.

Consolidated Provision for Income Taxes

The Company recorded a $0.3 million tax benefit on its net loss for the three months ended December 31, 2007 for interest received from an IRS audit.  The Company continues to record a full valuation allowance against its remaining deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.

Nine Months Ended December 31, 2007 and 2006

The Company reported a consolidated net loss of $11.3 million, or $0.75 per basic and diluted share, for the nine months ended December 31, 2007, compared to a net loss of $6.2 million, or $0.30 per basic and diluted share, for the nine months ended December 31, 2006. The net loss was primarily due to operating losses at MAIR and Big Sky, offset by proceeds of $9.4 million for MAIR’s claim in Mesaba’s bankruptcy.

Big Sky

Big Sky’s operating statistics for the nine months ended December 31 were as follows:

	2007	2006	% Change
Passengers	161,259	86,879	85.6%
Available seat miles (000s)	83,229	64,490	29.1%
Revenue passenger miles (000s)	41,534	25,245	64.5%
Load factor	49.9%	39.1%	10.8	pts
Block hours flown	24,393	16,516	47.7%
Departures	22,404	16,926	32.4%
Revenue per ASM	$0.313	$0.282	11.0%
Cost per ASM	$0.416	$0.314	32.2%
Aircraft in service (average)	13	10	30.0%

Big Sky Operating Revenues

Total operating revenues increased 42.9% to $26.0 million in fiscal 2008 from $18.2 million in the prior year period as a result of an 85.6% increase in passengers offset by a lower average fare.

Big Sky Operating Expenses

Total operating expenses in fiscal 2008 increased 71.1% to $34.6 million from $20.2 million in the prior year period, primarily due to increased fuel cost, increased flying period-over-period and other costs associated with the Delta connection service which began in April 2007.

The following table compares components of the operating expenses and operating cost per ASM for the nine months ended December 31:

	Operating Expenses				Operating Cost Per ASM
	2007	2006	$ Change	% Change	2007		2006
Wages and benefits	$10,170	$6,721	$3,449	51.3%	12.2	¢	10.4	¢
Aircraft fuel	7,556	4,111	3,445	83.8%	9.1		6.4
Aircraft maintenance	3,484	2,765	719	26.0%	4.2		4.3
Aircraft rents	1,359	1,359	—	0.0%	1.6		2.1
Landing fees	738	262	476	181.7%	0.9		0.4
Insurance and taxes	372	319	53	16.6%	0.4		0.5
Depreciation and amortization	1,236	519	717	138.2%	1.5		0.8
Administrative and other	8,928	4,177	4,751	113.7%	10.8		6.5
Impairment charges	777	—	777	N/M	0.9		0.0
	$34,620	$20,233	$14,387	71.1%	41.6	¢	31.4	¢

Wages and benefits increased $3.4 million, or 51.3%, as a result of additional staffing and training requirements in flight, maintenance and stations for the Boston operation.

In fiscal 2008, Big Sky experienced a 83.8% increase in fuel expense as a result of a 47.7% increase in block hours year-over-year and a higher average price of jet fuel, from $2.24 per gallon in fiscal 2007 to $2.69 per gallon in fiscal 2008.

Aircraft maintenance increased 26.0% as a result of increased flying associated with Big Sky’s Delta operations.

Landing fees increased 181.7% as a result of the increased level of operations and higher landing fee charges associated with Big Sky’s Delta connection service.

Depreciation and amortization increased 138.2% to $1.2 million in fiscal 2008 from $0.5 million in fiscal 2007, primarily due to aircraft purchased in fiscal 2008, along with systems, equipment and fixtures to support the Delta connection service.

During fiscal 2008, administrative and other expenses increased $4.8 million, or 113.7%, from fiscal 2007, primarily due to training costs for additional staffing, station and passenger related costs at the new Delta connection locations.

During fiscal 2008, Big Sky recorded a $0.8 million impairment charge for its pilot labor contract.

MAIR

MAIR Operating Expenses

Total operating expenses in fiscal 2008 increased to $14.9 million from $7.8 million in the prior year period, primarily due to the $10.2 million impairment charge recorded for the Cincinnati hangar, offset by lower legal and professional fees in fiscal 2008 than those recorded in fiscal 2007 from Mesaba’s bankruptcy.

Consolidated Operating Loss

Operating loss for fiscal 2008 increased to $23.5 million from $9.6 million in the prior year period due to the results of MAIR and Big Sky described above.

Consolidated Nonoperating Income

Nonoperating income, net increased to $11.8 million in fiscal 2008 from $3.8 million in the prior year period, primarily as a result of MAIR recording $9.4 million for its damage claim in Mesaba’s bankruptcy offset by increased interest expense.

Consolidated Provision for Income Taxes

The Company recorded $0.4 million of tax benefit on its income for the nine months ended December 31, 2007.  The associated valuation allowance against those deferred tax assets was therefore removed.  The Company continues to record a full valuation allowance against its remaining deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.  The benefit recorded is due to the reversal of tax contingency reserves previously established and the realization of state income tax refunds received for prior periods.

Liquidity and Capital Resources

Overview

Unrestricted cash, cash equivalents and investments decreased 47.7% to $34.5 million at December 31, 2007 from $66.0 million at March 31, 2007.  The decrease was primarily due to funding the start-up costs for Big Sky’s Boston operation, including the purchase of seven additional Beechcraft aircraft, as well as the final payment to Northwest of the remaining amount due for the purchase of Northwest’s stock in MAIR.  MAIR paid Northwest approximately $24 million of the aggregate purchase price, or $4.25 per share, upon the initial closing of the transaction in March 2007.  MAIR paid the remaining purchase price, approximately $11.3 million or $2.00 per share, on October 22, 2007.  The Company’s working capital decreased to $24.1 million at December 31, 2007 compared to working capital of $39.9 million at March 31, 2007.

The Company’s liquidity will continue to be affected by the costs associated with transitioning Big Sky’s remaining operations to another carrier and the sale of Big Sky’s owned aircraft and other operating assets.

Operating Activities

Net cash used for operating activities for the nine months ended December 31, 2007 was $11.6 million, primarily due to a net loss of $11.3 million and the payment to Northwest of $11.3 million, offset by $11.0 million of impairment charges, $1.3 million of depreciation and amortization and $1.3 million of prepaid expenses.

Investing Activities

Net cash provided by investing activities for the nine months ended December 31, 2007 was $1.6 million, primarily due to net sales of investments of $23.2 million, offset primarily by net purchases of property and equipment of $22.0 million.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2007 was $1.4 million primarily due to Big Sky’s establishment and draws on the bank line of credit of $1.0 million and $0.4 million in proceeds from the exercise of stock options, offset by $0.1 million of payment of long term debt.

Outlook

The Company has historically relied on cash and cash equivalents, investments and internally generated funds to support its working capital requirements.  Absent adverse factors outside the control of the Company, management believes current liquidity and funds from operations will provide adequate resources for meeting the Company’s future obligations.

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

Aircraft Fuel

Big Sky is subject to fluctuations in fuel prices.  A hypothetical 10% increase in the December 31, 2007 cost per gallon of fuel, assuming projected fiscal 2008 usage at Big Sky, would result in an increase to aircraft fuel expense of approximately $0.1 million in the remainder of fiscal 2008.  As of December 31, 2007, Big Sky had no fuel hedges in place for fiscal 2008.

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short and long-term investments.  If interest rates were to increase by 100 basis points for a full year, based on the Company’s cash equivalents, short-term and long-term investments balance at December 31, 2007, the Company’s interest income from cash equivalents, short-term and long-term investments would increase by approximately $0.3 million.

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

As of December 31, 2007, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and acting Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.

Changes in Internal Controls

During the quarter ended December 31, 2007, there were no changes in internal controls over financial reporting that had a material effect on internal control over financial reporting or were reasonably likely to have a material effect on internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Certain legal proceedings in which the Company is involved are discussed in Note 13, “Commitments and Contingencies,” to the consolidated financial statements included in Part I, Item 3, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the SEC on June 19, 2007.  On January 17, 2008, MAIR’s litigation against the Air Line Pilots Association (“ALPA”) was dismissed.  Because management determined that MAIR would not be pursuing any activities potentially prohibited by MAIR’s letter agreement with ALPA, the parties agreed to jointly request a dismissal.  Aside from the ALPA litigation being dismissed, there have been no further material developments in the Company’s legal proceedings since the disclosures contained in the Form 10-K.  Unless otherwise indicated, all proceedings discussed in the Company’s earlier reports filed with the SEC remain outstanding.  Reference also is made to Note 10, “Commitments and Contingencies,” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

Except as provided below, there have been no material changes in the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the SEC on June 19, 2007, and in Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 7, 2007.

Big Sky could incur unanticipated costs associated with transitioning its operations to another carrier, and certain of Big Sky’s creditors may seek to recover from MAIR.

In the process of transferring its western operations to another carrier, Big Sky will ultimately be required to close its offices and make arrangements to satisfy its accounts payable.  It is possible that this process will result in additional costs being incurred by Big Sky.  Additionally, although Big Sky is seeking to transfer its operations to another carrier, there can be no assurance that in doing so, Big Sky will be relieved of its existing liabilities, including aircraft, airport and office leases.  Although MAIR has not guaranteed any of Big Sky’s obligations, if Big Sky is unable to pay for its existing liabilities and the costs associated with closing its operations, some of Big Sky’s creditors may seek to recover from MAIR.  Any such actions could reduce the amount of cash that MAIR has available to distribute to its shareholders.

Big Sky could have difficulty continuing its operations through an orderly transition if it experiences substantial employee loss.

Currently, Big Sky intends to continue operating its EAS routes while its seeks to transfer its operations to another carrier.  However, many of Big Sky’s employees may make arrangements for other employment before Big Sky intends to cease operations.  In such event, Big Sky could experience a shortage of employees such that Big Sky is forced to accelerate the date on which it ceases operations.

If Big Sky is unable to sell the seven Beechcraft aircraft it owns for a price equal to what Big Sky paid for the aircraft, Big Sky may be unable to repay MAIR for the purchase of the aircraft.

To support its eastern operations, Big Sky borrowed funds from MAIR to purchase seven Beechcraft aircraft, and MAIR has a security interest in the aircraft.  Current market conditions indicate that there is a strong global market for the aircraft.  However, if Big Sky suffers a loss when selling the aircraft, Big Sky will not be able to repay MAIR the full amount of the loan.

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

MAIR Holdings, Inc.

Dated: February 6, 2007	By:	/s/ Paul F. Foley
President, Chief Executive Officer and acting Chief Financial Officer