Form 10-K
period 2008-03-31
MAIR HOLDINGS INC
filed 2008-05-30
CIK 835768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 0-17895

MAIR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1616499 (I.R.S. Employer Identification No.)

150 South Fifth Street, Suite 1360

Minneapolis, Minnesota  55402

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (612) 333-0021

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

The aggregate market value of the voting stock held by non-affiliates as of September 30, 2007 was $67 million.

As of May 1, 2008, there were 15,083,049 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

None.

MAIR HOLDINGS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2008

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

PART I

Item 1.  BUSINESS

General

MAIR is the holding company for Big Sky Transportation Co. (“Big Sky”), a regional air carrier based in Billings, Montana.  Until April 24, 2007, MAIR was also the holding company for Mesaba Aviation, Inc., (“Mesaba”), a regional air carrier based in Minneapolis, Minnesota.  The Company’s consolidated financial statements include the accounts of MAIR and Big Sky.  All intercompany transactions and balances have been eliminated in consolidation.

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

Dissolution of the Company

Following Mesaba’s bankruptcy filing in October 2005, MAIR reviewed a number of potential acquisitions and other growth opportunities, the majority of which focused on opportunities within the airline industry.  MAIR did not identify a business it believed would be in the best interests of MAIR to acquire.  Additionally, the Company anticipated generating monthly profits from operations by December 2007.  Because these profits did not materialize, and because the Company did not expect them to materialize in the foreseeable future, MAIR and Big Sky made the decision that Big Sky would cease its eastern United States operations and begin transferring its remaining western operations to another carrier.  MAIR subsequently determined that it was uneconomical to continue funding Big Sky’s losses, and on March 8, 2008, Big Sky ceased all operations.  MAIR’s Board of Directors then determined that the prudent course of action would be for MAIR to convert its assets into cash, pay its creditors and return remaining cash to the Company’s shareholders.  To that end, the Company has filed a preliminary proxy statement for the purpose of holding a Special Meeting of Shareholders at which the Company’s shareholders will vote whether to approve the Company’s dissolution and proposed Plan of Liquidation.

Assuming the shareholders approve the Company’s proposed Plan of Liquidation, MAIR and Big Sky will begin taking actions to formally dissolve, including filing the required documents with the Minnesota and Montana Secretary of State offices.  MAIR and Big Sky will then continue to convert their remaining non-cash assets into cash for the purpose of winding up their affairs, pay or contest liabilities and claims and distribute the remaining assets to the Company’s shareholders.  Assets will be applied first to pay (or provide for the payment of) actual and contingent liabilities of the Company, including payment of expenses associated with the dissolution.  The Company also expects that its stock will be delisted from the NASDAQ Stock Market within 20 days after the Special Meeting of Shareholders, and the Company intends to establish the final date of listing on NASDAQ as the record date for all liquidating distributions.

Mesaba Bankruptcy

Following Mesaba’s exit from bankruptcy on April 24, 2007, Mesaba’s estate has been administered via a liquidating trust.  As the former equity owner of Mesaba, MAIR will receive all funds remaining in the liquidating trust after the unsecured creditors are paid and after the expenses of the trust are paid.  Based on the amounts at which certain claims have settled and other information available to the Company, the Company currently estimates that MAIR will receive approximately $25 million for its equity interest in Mesaba.  The ultimate amount MAIR receives for its equity distribution will be affected by the amounts at which the remaining unsecured claims are resolved.  MAIR has not recorded the contingent residual equity interest in the trust due to the uncertainties of the amount to be received.

One such unresolved claim is the $35 million claim of Fairbrook Leasing, Inc., Lambert Leasing, Inc. and Swedish Aircraft Holdings AB (“Saab Leasing”), which originated from a lawsuit between Saab Leasing and Mesaba regarding aircraft lease payments allegedly owed by Mesaba to Saab Leasing.  In July 2006, the District Court for the District of Minnesota ruled that Saab Leasing was not eligible to receive damages for the majority of its claims.  In March 2008, the Eighth Circuit Court of Appeals affirmed the ruling by the District Court, and on May 1, 2008, the Eighth Circuit denied Saab Leasing’s petition for a rehearing.  Saab Leasing’s only remaining avenue is to request a hearing before the United States Supreme Court.  The liquidating trustee will continue to hold funds in reserve for Saab Leasing’s claim until the claim is finally resolved.

Goldman Sachs Credit Partners, L.P. (“Goldman Credit”) also has a $58 million claim against the liquidating trust relating to aircraft and equipment leases Mesaba rejected in bankruptcy.  Goldman Credit has asserted that the stipulated loss provisions of the applicable leases, under which liquidated damages are calculated, should apply to determine the total claim amount due to Goldman Credit.  Mesaba’s bankruptcy estate filed for summary judgment with the Bankruptcy Court asserting that the liquidated damages constitute unenforceable penalties.  Mesaba’s bankruptcy trustee instead believes that the claim allowed to Goldman Credit should reflect actual damages suffered.  The Bankruptcy Court heard the motion in September 2007, but has not yet ruled on the motion.  The liquidating trustee has been negotiating with Goldman Credit in an attempt to reach a settlement of the claim, and MAIR’s estimate of its equity distribution from the liquidating trust assumes that the claim will be settled.

Employees

As of March 31, 2008, MAIR had five full-time employees, and Big Sky had 18 full-time employees.

Available Information

The Company maintains a website at www.mairholdings.com.  On its website, free of charge, the Company makes available its Annual Report on Form 10-K and links to the SEC website for other public filings.  The Company’s Code of Ethics for its Chief Executive Officer and financial officer is also available on its website.  All information is also available in print upon written request to the Company’s General Counsel at 150 South Fifth Street, Suite 1360, Minneapolis, Minnesota 55402.  The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Item 1A.  RISK FACTORS

The Company’s proposed dissolution and liquidation is subject to various risks and uncertainties, some of which are described below.  The Company could also be adversely affected by additional risks and uncertainties not presently known or believed to be material.

Due to uncertainties surrounding the Company’s liabilities and whether the Company is able to realize the full value of its assets, the Company cannot make any assurances regarding the amount available for distribution to its shareholders.

The Company has made certain projections relating to the amount of cash the Company expects to have to distribute to its shareholders upon dissolution of the Company.  These projections generally relate to three areas:  the amount of liabilities of MAIR and of Big Sky which must be satisfied before the Company is dissolved, the amount MAIR and Big Sky expect to realize from their assets and the amount MAIR expects to receive for its equity interest in Mesaba’s liquidating trust.  Most notably, the Company has estimated the price Big Sky will receive for the sale of its aircraft, and if the actual sale price differs materially from this estimate, the amount MAIR expects to realize from its investment in Big Sky will also be materially affected.  Each of the above projections is subject to multiple variables, and a negative change in any of the above projections will reduce the amount of funds the Company expects to have available for distribution to its shareholders.

The Company may be unable to complete the dissolution and liquidation on as timely a basis as it would prefer.

Assuming the shareholders vote to approve the Company’s dissolution and proposed Plan of Liquidation, the Company intends to make necessary filings and wind up its business as promptly as possible.  The Company expects to make a liquidating distribution of excess funds not required to satisfy existing liabilities as soon as is practicable.  However, there are a number of factors that could delay the Company’s anticipated timetable, including the following:

•                  delays in the payment, or arrangement for payment or compromise, of remaining Company liabilities or obligations;

•                  delays in the liquidation of the Company’s assets, including Big Sky’s aircraft;

•                  lawsuits or other claims asserted by the Company or against the Company; and

•                  unanticipated legal, regulatory or administrative requirements.

If the Company fails to make adequate payments to creditors prior to dissolution, or if a creditor makes a claim against the Company following dissolution, the Company’s shareholders could be liable to such creditors.

Section 727 of the Minnesota Business Corporation Act requires that MAIR publish notice of its dissolution to allow creditors time to present claims against the Company.  As a general rule, if a creditor fails to present its claim within the statutory time period, the creditor is barred from suing on that claim or otherwise realizing upon or enforcing the claim.  However, under limited circumstances, within one year after a company’s articles of dissolution have been filed, a creditor may, upon showing good cause for not having previously filed a claim, apply to a court to allow a claim against a dissolved company.  Such a claim may only be made against the corporation’s undistributed assets or, if the undistributed assets are not sufficient to satisfy the claim, against a shareholder.  However, in such event, a shareholder’s liability is limited to a portion of the claim that is equal to the portion of the distributions the shareholder received in dissolution, and in no event can a shareholder’s liability exceed the amount which the shareholder actually received in the dissolution.

The Company may continue to incur the expenses of complying with public company reporting requirements.

The Company expects to apply to the SEC for relief from the reporting obligations under the Securities Exchange Act of 1934, as amended, for a period beginning after the Special Meeting of Shareholders.  The Company cannot guarantee that the SEC will grant the requested relief.  If such relief is not granted, the Company will have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, even though compliance with such reporting requirements is economically burdensome.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Aircraft

Big Sky

The following table sets forth certain information as to Big Sky’s passenger aircraft fleet as of March 31, 2008.

Type of Aircraft	Number of Aircraft	Seating Capacity	Approximate Single Flight Range (miles)	Approximate Average Cruising Speed (mph)
Nonoperating:
Beechcraft 1900D	17	19	750	325

On May 14, 2008, MAIR, Big Sky and Mesa Air Group (“Mesa”) executed a Settlement Agreement and Mutual Release (the “Settlement Agreement”) under which Big Sky agreed to make a one-time payment of $1.5 million to Mesa in satisfaction of all future lease liabilities for the ten aircraft Big Sky leased from Mesa.  All ten aircraft were returned to Mesa on or before May 14, 2008.  The Settlement Agreement provided that Mesa would retain $160,000 in lease deposits previously paid by Big Sky and also provided for Mesa to retain  amounts prepaid by Big Sky to satisfy return conditions related to the aircraft.  Finally, following execution of the Settlement Agreement, Mesa agreed to cancel the $1.9 million letter of credit MAIR had established for Mesa’s benefit.

Big Sky is in the process of selling its seven owned B1900D aircraft and has engaged the services of a broker to assist in the sales process.

Facilities

MAIR

MAIR’s executive offices are located in downtown Minneapolis, Minnesota.  MAIR leases approximately 3,370 square feet of office space with lease payments of approximately $6,000 per month.  The lease expires on September 30, 2010.  MAIR is seeking to sublease this space through the remaining term of the lease.  If a subtenant is not found, MAIR will negotiate an early release from its lease obligations.

Big Sky

Big Sky’s main hangar and operations offices are located at the Billings Logan International Airport in Billings, Montana.  The main facility consists of a 12,000 square foot building that can hold three aircraft for maintenance, a parts warehouse, shop area and two floors of offices.  A two-story building adjacent to the hangar houses Big Sky’s operations center and flight administration offices.  These buildings are situated on approximately 83,000 square feet of land owned by the City of Billings and leased to Big Sky on long-term facility and ground leases.  The facility lease has an 11-year term, and the ground lease has a 12-year term.  Big Sky is in the process of negotiating an early exit from this lease.

Item 3.  LEGAL PROCEEDINGS

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Paul F. Foley, age 55, has been the President and Chief Executive Officer of MAIR since October 1999 and was President and Chief Executive Officer of Mesaba from October 1999 to September 2002.  He is also a director of MAIR.  He was Vice President at Atlas Air, Inc. from December 1996 to September 1999.  Mr. Foley graduated with a bachelor of science degree from Cornell University and a masters of business administration degree from Southern Methodist University in Dallas, Texas.

Ruth M. Timm, age 38, joined the Company in April 2005 as its Vice President, General Counsel.  Ms. Timm was General Counsel at Integris Metals, Inc. from October 2004 until February 2005, when the company was sold to a competitor.  Ms. Timm was an associate in the corporate department of Leonard, Street and Deinard Professional Association from October 2000 until September 2004, and an associate at Maun & Simon, PLC from September 1999 to October 2000.  Ms. Timm served as a judicial law clerk for the Honorable Paul A. Magnuson, Chief Judge, U.S. District Court for the District of Minnesota from 1997 to 1999.  She received her law degree from Valparaiso University School of Law in 1997.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded under the symbol “MAIR” on the NASDAQ Stock Market.

The following table sets forth, for the periods indicated, the high and low price per share for the Company’s common stock for the two most recent fiscal years.  Quotations for such periods are as reported by NASDAQ for National Market issues.  The Company has not paid cash dividends since September 1995.  However, in connection with the Company’s dissolution, the Company expects to issue one or more liquidating distributions to its shareholders.

	Fiscal 2008		Fiscal 2007
Quarter	High	Low	High	Low
First	$7.45	$6.20	$6.21	$4.67
Second	$6.70	$5.87	$6.07	$5.03
Third	$6.10	$4.24	$7.17	$5.25
Fourth	$4.90	$3.80	$7.70	$6.51

On May 1, 2008, the number of holders of record of common stock was 506.

The transfer agent for the Company’s common stock is Wells Fargo Shareowner Services, 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone:  (651) 450-4064.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plans approved by security holders	835,000	$6.78	2,385,098

The equity compensation plans approved by the Company’s shareholders are the 1994 Stock Option Plan, the 1996 Director Stock Option Plan and the 2000 Stock Incentive Plan.  The 2000 Stock Incentive Plan contains a provision that automatically increases the authorized shares available for grant on September 1 of each year by the lesser of 300,000 or 1% of the then outstanding common shares.  See “Item 8. Financial Statements and Supplementary Data, Note 11 – Shareholders’ Equity” for additional information regarding the Company’s equity compensation plans.

Company Stock Performance

The following graph provides a five-year comparison of the total cumulative returns for the Company’s Common Stock, the CRSP Index for the NASDAQ Stock Market (U.S. companies), and the CRSP Index for air carriers traded on NYSE, AMEX and NASDAQ.  The CRSP Indexes are prepared by the Center for Research in Security Prices of the University of Chicago.  The total cumulative return for each period is based on the investment of $100 on March 31, 2003, assuming compounded daily returns and the reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Returns

♦ Company Common Stock               ¡ NASDAQ Stock Index    Air Carrier Index

	March 31	March 31	March 31	March 30	March 31
	2004	2005	2006	2007	2008
MAIR Holdings, Inc.	167.83	160.22	84.64	118.83	68.72
NASDAQ Stock Market (US Companies)	142.55	154.88	183.74	203.49	188.82
NYSE/AMEX/NASDAQ Stocks (1)	110.34	134.36	168.00	192.29	142.69

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

The information regarding changes to the Company’s net assets since the Company’s adoption of the liquidation basis of accounting on March 9, 2008 is presented in the table below in a format consistent with our consolidated financial statements under Item 15 of this Annual Report on Form 10-K.  The net asset value per share does not take into account the remaining $4.1 million MAIR expects to receive for its claim in Mesaba’s bankruptcy or the estimated $25 million MAIR expects to receive for its equity interest in Mesaba.

Liquidation Basis

(amounts in thousands except per share amounts)

Consolidated
Statement of Net Assets
March 31, 2008

Total assets	$65,106
Total liabilities	26,102
Net assets in liquidation	39,004
Net asset value per share	$2.59

Consolidated
Statement of Changes in Net Assets
For the period March 9, 2008
to March 31, 2008

Net assets in liquidation, March 9, 2008	$51,932
Changes in net assets in liquidation	(12,928)
Net assets in liquidation, March 31, 2008	$39,004

	As of March 31 (in thousands)
Balance Sheet Data:	2007	2006	2005	2004

Current assets	$63,339	$98,436	$187,547	$174,934
Property and equipment, net	1,680	1,423	38,421	39,722
Long-term investments	11,357	19,484	43,240	39,984
Other noncurrent assets, net	15,314	2,599	11,746	14,167
Total assets	$91,690	$121,942	$280,954	$268,807

Current liabilities	$23,403	$12,571	$82,206	$77,098
Other noncurrent liabilities	1,081	772	6,069	7,448
Shareholders’ equity	67,206	108,599	192,679	184,261
Total liabilities and shareholders’ equity	$91,690	$121,942	$280,954	$268,807

	For the Years Ended March 31
	(in thousands, except share data)
Statement of Operations Data:	2008	2007	2006	2005	2004
	(through March 8)

Operating revenues	$28,403	$23,932	$256,279	$442,610	$432,789
Operating expenses	55,218	38,554	318,980	433,971	428,763
Operating (loss) income	$(26,815)	$(14,622)	$(62,701)	$8,639	$4,026

Equity in loss of Mesaba Aviation, Inc.	$—	$—	$(39,953)	$—	$—

Net (loss) income	$(15,501)	$(7,405)	$(82,848)	$7,355	$4,496

Net (loss) income per share-basic	$(1.03)	$(0.36)	$(4.02)	$0.36	$0.22
Weighted average number of issued shares outstanding-basic	15,065	20,333	20,584	20,505	20,334

Net (loss) income per share-diluted	$(1.03)	$(0.36)	$(4.02)	$0.35	$0.22
Weighted average common and potentially dilutive common shares outstanding-diluted	15,065	20,333	20,584	21,050	20,562

	For the Years Ended March 31
Selected Operating Data:	2008	2007	2006	2005	2004
	(through March 8)
Big Sky
Passengers	168,042	112,917	113,525	85,455	105,913
Available seat miles (“ASM”) (1)	89,942	83,829	77,786	59,284	75,188
Revenue passenger miles (2)	42,939	32,656	32,193	21,630	27,066
Load factor (3)	47.7%	39.0%	41.4%	36.5%	36.0%
Block hours flown	26,314	21,842	20,839	16,396	20,307
Departures	24,637	22,143	21,615	19,423	23,245
Revenue per ASM	0.316	0.285	0.263	0.254	0.219
Cost per ASM	0.444	0.344	0.363	0.337	0.267

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

Overview

Although the Company expected to achieve profitability during the third quarter of fiscal 2008, several factors, most notably record-high fuel prices and unusually bad weather, resulted in Big Sky sustaining substantial losses in November and December of 2007.  As a result, MAIR and Big Sky made the decision for Big Sky to terminate its relationship with Delta Airlines and cease serving as a Delta Connection carrier in the eastern United States.  At the same time, Big Sky sought to transfer its remaining western operations to another carrier.  However, MAIR concluded that it was uneconomical to continue funding Big Sky’s losses, and on March 8, 2008, Big Sky ceased operations.  MAIR’s Board of Directors then concluded that the prudent course of action would be to convert the Company’s assets to cash, satisfy outstanding liabilities and return all excess cash to the Company’s shareholders.  The Company has filed a preliminary proxy statement to hold a Special Meeting of Shareholders for the purpose of voting on the Company’s dissolution and proposed Plan of Liquidation.

MAIR and Big Sky expect to continue liquidating their assets and are actively negotiating to satisfy existing liabilities.  MAIR ended fiscal 2008 with approximately $27.2 million in cash and investments on its balance sheet.  Assuming the Company’s shareholders vote to approve the Company’s dissolution and Plan of Liquidation, MAIR’s Board of Directors will review the appropriate timing to make an interim liquidating distribution of cash not required for operations to the Company’s shareholders.  The timing and amount of such a distribution may be affected by the Company’s ability to liquidate certain of its assets.

Liquidation Basis of Accounting

As a result of the Company’s Board of Directors directing management to prepare a Plan of Liquidation for the Company and the Board’s subsequent approval of that Plan of Liquidation and recommendation that the Company’s shareholders approve the Plan of Liquidation at a Special Meeting of Shareholders, the Company adopted the liquidation basis of accounting effective March 9, 2008. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable.  Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts.  The conversion to the liquidation basis of accounting required management to make significant estimates and judgments to record assets at estimated net realizable values and liabilities at estimated settlement amounts.

Changes in Net Assets in Liquidation for the Period March 9, 2008 to March 31, 2008

During the period March 9, 2008 to March 31, 2008, the Company’s net assets in liquidation decreased to approximately $39.0 million from approximately $51.9 million on March 8, 2008. The decrease in net assets was primarily due to $2.1 million of operating costs from March 9, 2008 to March 31, 2008, $6.5 million of estimated costs of liquidation and $4.4 million required to adjust the Company’s assets to fair market value.

Results of Operations

Period April 1, 2007 to March 8, 2008 and Fiscal Year Ended March 31, 2007

On March 12, 2007, Big Sky and Delta executed a Hosted Prorate Agreement governing the Boston operation, and in connection with that operation, Big Sky purchased seven Beechcraft 1900D aircraft.  Although the discussion below compares the results of operations for the period April 1, 2007 to March 8, 2008 to fiscal 2007, several extraordinary events during the period April 1, 2007 to March 8, 2008 materially affected the results of operations.  For example, Big Sky experienced a substantial increase in revenue due to the Delta expansion during the first half of fiscal 2008; however, Big Sky’s operating expenses during the period April 1, 2007 to March 8, 2008 increased both because of the Delta operation and expenses related to shutting down its operations.  All of these events affected the comparisons detailed below.

Earnings Summary

In fiscal 2007 the Company reported a consolidated net loss of $7.4 million, or $0.36 per basic and diluted share.   For the period April 1, 2007 to March 8, 2008, the Company reported a consolidated net loss of $15.5 million, or $1.03 per basic and diluted share.

Big Sky

Big Sky Operating Revenues

Total operating revenues increased 18.8% to $28.4 million in the period April 1, 2007 to March 8, 2008 from $23.9 million in fiscal 2007 due to an increase in passenger revenues of 32.2% as a result of the Delta connection service that began in April 2007, offset by a lower average fare of $112 in the current year period compared to an average fare of $126 in fiscal 2007.

Big Sky Operating Expenses

Total operating expenses increased 37.0% to $39.5 million in the period April 1, 2007 to March 8, 2008 from $28.8 million in fiscal 2007.  The following table compares components of operating cost per ASM for the period April 1, 2007 to March 8, 2008 and fiscal year ended March 31, 2007, in thousands:

	Operating Expenses				Operating Cost Per ASM
	March 8,	March 31,			March 8,		March 31,
	2008	2007	$ Change	% Change	2008		2007
Wages and benefits	$11,796	$9,270	$2,526	27.2%	13.3	¢	11.1	¢
Aircraft fuel	8,590	5,434	3,156	58.1%	9.6		6.4
Aircraft maintenance	3,831	3,785	46	1.2%	4.3		4.5
Aircraft rents	1,700	1,812	(112)	(6.2)%	1.9		2.2
Landing fees	750	347	403	116.1%	0.8		0.4
Insurance and taxes	471	325	146	44.9%	0.5		0.4
Depreciation and amortization	1,386	676	710	105.0%	1.6		0.8
Administrative and other	10,202	7,194	3,008	41.8%	11.5		8.6
Impairment and other charges	777	—	777	N/M	0.9		0.0
	$39,503	$28,843	$10,660	37.0%	44.4	¢	34.4	¢

During the period April 1, 2007 to March 8, 2008, wages and benefits increased $2.5 million or 27.2% as a result of contractual rate increases and additional staffing and training requirements in flight, maintenance and stations for the Delta connection service.

Aircraft fuel expense increased 58.1% during the period April 1, 2007 to March 8, 2008 from fiscal 2007 as a result of a 71 cent increase in the average price of jet fuel, from $2.13 per gallon in fiscal 2007 to $2.84 per gallon during the period April 1, 2007 to March 8, 2008, and an increase of 20.5% in block hours from fiscal 2007.

Landing fees increased 116.1% as a result of the increased level of operations and higher landing fee charges associated with Big Sky’s Delta connection service which commenced in fiscal 2008.

Administrative and other expenses increased $3.0 million, or 41.8%, in the period April 1, 2007 to March 8, 2008, primarily due to station and passenger related costs associated with the Delta connection service.

During the period April 1, 2007 to March 8, 2008, as a result of Big Sky’s continued losses, an interim impairment test of intangible assets was performed.  Based on the results of the interim test performed, the Company determined Big Sky’s pilot labor contract was impaired and recorded a $0.8 million impairment charge.

MAIR

MAIR Operating Expenses

Total operating expenses in the period April 1, 2007 to March 8, 2008 increased $5.8 million to $15.7 million from $9.9 million in fiscal 2007, primarily due to $10.2 million in impairment and other charges for MAIR’s guaranty of Mesaba’s facilities and ground lease for its facility at the Cincinnati/Northern Kentucky International Airport, offset by lower accounting and legal fees in the period April 1, 2007 to March 8, 2008.

Consolidated Operating Loss

Operating losses totaled $26.8 million for the period April 1, 2007 to March 8, 2008, as compared to $14.6 million in fiscal 2007.

Consolidated Nonoperating Income

Nonoperating income (net) increased to $11.1 million in the period April 1, 2007 to March 8, 2008 from $5.2 million in fiscal 2007.  The increase primarily resulted from MAIR recording $9.4 million for 70% of its damage claim in Mesaba’s bankruptcy.  The increase is offset by lower interest income due to lower investment balances in the period April 1, 2007 to March 8, 2008.

Consolidated Provision for Income Taxes

The Company recorded a tax benefit of $0.2 million in the period April 1, 2007 to March 8, 2008.  The Company’s tax benefit for fiscal 2007 was $0.2 million. The Company’s effective tax rate was (1.25)% for the period April 1, 2007 to March 8, 2008, compared to (21.2)% in fiscal 2007.

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

During fiscal 2007, wages and benefits increased $1.8 million or 23.9% as a result of a 4.8% increase in block hours, contractual rate increases and hiring and training of the additional staffing requirements in flight, maintenance and stations for the new Delta Connection service.

Aircraft fuel expense increased 12.6% from fiscal 2006 to fiscal 2007 as a result of a 15 cent increase in the average price of jet fuel, from $1.98 per gallon in fiscal 2006 to $2.13 per gallon in fiscal 2007, and an increase of 4.8% in block hours in fiscal 2007 from fiscal 2006.

Aircraft maintenance expense increased 14.6% due to increased flying year-over-year. Scheduled heavy checks and propeller overhaul events totaled $0.4 million in fiscal 2007, primarily due to a November 2006 Federal Aviation Administration wing spar airworthiness directive which mandated more rigorous inspection of the wing spar portion of the Beechcraft 1900D aircraft.

The elimination of Metro aircraft resulted in a 10.0% decrease in aircraft rents and a 23.0% decrease in depreciation and amortization expense during fiscal 2007.

Insurance and taxes decreased 16.7% as the result of property tax and aircraft hull insurance liability adjustments in fiscal 2007.

Administrative and other expenses increased 10.9%, or $0.7 million, in fiscal 2007 over fiscal 2006 as a result of a $0.6 million bad debt reserve.  Both fiscal 2007 and 2006 had similar expenses associated with the Metro aircraft returns of $0.8 million and $0.7 million, respectively.

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

Consolidated Provision for Income Taxes

The Company recorded a tax benefit of $2.0 million in fiscal 2007 compared to a benefit of $13.8 million in fiscal 2006.  The Company’s effective tax rate was (21.2)% in fiscal 2007, as compared to (24.4)% in fiscal 2006 after the deconsolidation of Mesaba’s financial results from the Company’s consolidated financial statements as of the Petition Date.  In fiscal 2007, the benefit of $2.0 million was due to the $0.5 million federal benefit of a net operating loss (“NOL”) carryback and a $1.5 million benefit due to a January 2007 settlement with the Internal Revenue Service (“IRS”) and the deconsolidation of Mesaba whereby Mesaba recorded the corresponding $1.5 million expense.  Under the settlement agreement MAIR agreed to pay the IRS on behalf of Mesaba $1.7 million in taxes and interest for adjustments to taxable income for the reclassification of per diem amounts.  This settlement resulted in an additional $0.2 million of tax expense at Mesaba in the third quarter of fiscal 2007 as the Company had previously recorded a reserve of $1.5 million in the prior fiscal year.

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

Liquidity and Capital Resources

Unrestricted cash, cash equivalents and investments decreased $38.8 million, or 58.8%, to $27.2 million at March 31, 2008 from $66.0 million at March 31, 2007.  The Company’s working capital decreased to $39.0 million at March 31, 2008 compared to working capital of $39.9 million at March 31, 2007.

Outlook

The Company expects to have excess cash after liquidating its assets and satisfying its liabilities, and the Company intends to distribute such excess cash to its shareholders.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Big Sky

As of March 31, 2008, Big Sky’s fleet consisted of seven owned aircraft and ten aircraft covered under operating leases with Mesa with terms of 22 to 32 months and aggregate monthly lease payments of approximately $0.2 million.  Following the Settlement Agreement among MAIR, Big Sky and Mesa, Big Sky has no further liability with respect to the leases or the leased aircraft.

Following termination of the Mesa aircraft leases, the only other Big Sky commitments to make lease payments is that relating to Big Sky’s hangar in Billings and several airport locations. The following table summarizes the expected payments to finalize these lease commitments for the year ending March 31, 2009 in thousands:

Operating leases: (1)	$1,024
Capital lease obligations (2)	678
Total	$1,702

(1)          See “Item 8.  Financial Statements and Supplementary Data, Note 8 – Leases” for additional discussion of operating leases.

(2)          See “Item 8.  Financial Statements and Supplementary Data, Note 9 – Notes Payable and Long Term Debt” for additional discussion of capital lease obligations.

MAIR

In connection with MAIR’s guaranty of Mesaba’s obligations related to its facility at the Cincinnati/Northern Kentucky International Airport, MAIR is obligated under the facilities and ground leases for such facility.  The only other MAIR commitment is to make lease payments on the Company’s office space of approximately $6,000 per month. The lease expires on September 30, 2010.  The following table summarizes MAIR’s guaranty to make lease payments for the years ending March 31, in thousands:

	2009	2010	2011	2012	2013	Thereafter	Total
Operating leases	1,299	1,298	1,262	1,262	1,262	20,645	27,028
Total	$1,299	$1,298	$1,262	$1,262	$1,262	$20,645	$27,028

MAIR has been negotiating with the airport and the bondholders regarding prepaying the bonds and terminating the Ground Lease.  See “Item 8. Financial Statements and Supplementary Data, Note 14 – Commitments and Contingencies” for additional discussion of MAIR’s guaranty.

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

Liquidation Basis of Accounting – As of March 9, 2008 the Company adopted the liquidation basis of accounting, under which the Company accrued liquidation expenses for severance, rent and directors and officers insurance in the amount of $4.8 million that will be paid as a part of the orderly liquidation process.  The Company will continue to incur operating costs and receive income on its investments throughout the liquidation period.  On a regular basis, the Company evaluates its assumptions, judgments and estimates that can have a significant impact on the Company’s reported net assets in liquidation based on the most recent information available to the Company, and when necessary will make changes accordingly.  Assets are recorded at management’s best estimate of the cash the Company will ultimately receive upon liquidation of the asset.  Liabilities are recorded at management’s best estimate of their ultimate settlement amount.   Actual costs and income may differ from the Company’s estimates, which could reduce net assets available in liquidation to be distributed to shareholders.

The policies below reflect the Company’s critical accounting policies existing prior to March 9, 2008.

Allowance for Doubtful Accounts - Big Sky granted trade credit to certain approved customers and performed monthly analyses of outstanding trade receivables to assess the likelihood of collection.  For balances where Big Sky did not expect full payment of amounts owed, an allowance was recorded to adjust the trade receivable to management’s best estimate of the amount that would ultimately be collected.

Aircraft Property and Equipment – Estimated lives were used to record depreciation on aircraft property and equipment.  Aircraft utilization, technology and changes in business strategy affected the economic lives used to record depreciation by Big Sky.  The foregoing also affected depreciation rates, impairment or both.  Management of Big Sky regularly reviewed the estimated useful lives and salvage values for aircraft property and equipment.

Excess and Obsolete Inventories – Estimated recovery percentages were used to record obsolescence reserves for parts inventories.  Aircraft utilization, parts availability and changes in parts cost affected the valuation of parts inventories and obsolescence reserve levels.  Management of Big Sky regularly reviewed recovery percentages, reserve levels and inventory valuations for parts inventories.

Aircraft Maintenance – Estimated maintenance costs and anticipated aircraft activity were used to determine maintenance reserves.  Changes in maintenance contracts, parts and labor costs and aircraft activity affected the maintenance reserves.  Management of Big Sky regularly reviewed aircraft activity, expected aircraft return dates, changes in maintenance contracts and parts and labor costs for maintenance reserves.

Income Taxes – The Company’s effective tax rate was (1.25)% for the period April 1, 2007 to March 8, 2008 and (21.1)% and (24.4)% in fiscal 2007 and 2006, respectively.  In fiscal 2008 and 2007, the Company reflected a valuation allowance against its net deferred tax assets in the amount of $42.4 million and $6.9 million, respectively.  The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates.  In the event that there is a significant unusual or one-time item recognized, or expected to be recognized, in the Company’s operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.  Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions.  The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, certain positions are likely to be challenged and may not succeed.  The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit.  The effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as related interest.  This rate is then applied to the Company’s quarterly operating results.

Significant management judgment is required in determining the provisions for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets and determination of accounting for uncertain tax positions.  For financial reporting purposes, a valuation allowance is recorded to offset deferred tax assets that, more likely than not, will not be realized based on the Company’s projected future taxable income, the timing of expiring net operating losses and the Company’s tax planning strategies.  In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the Company to record a valuation allowance on all or a portion of the deferred tax assets.  This could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the net operating losses is completely utilized or expires unused.

Workers’ Compensation Insurance – Big Sky estimated the ultimate cost of an on-the-job injury at the time of the injury to determine its workers’ compensation insurance reserves.  Big Sky used the services of its insurance carriers and outside brokers to assist in determining the reserve levels.  Injury severity, cost of care and the insurance contract affected the ultimate cost and ultimate reserves recorded.  Management of Big Sky regularly reviewed workers’ compensation activity with outside consultants for any changes in the workers’ compensation reserve.

Property Taxes – Estimated property tax values and assessments were used to record property tax reserves for the various jurisdictions in which Big Sky operated.  Aircraft and parts values, aircraft flight activity, ground equipment values and the location of personnel affected the ultimate property tax obligation.  Management of Big Sky periodically reviewed the above items for any changes in the property tax reserves.

New Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data – Note 19 – New Accounting Pronouncements” for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s earnings are affected by changes in interest rates due to the impact those changes have on its interest income from cash and investments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MAIR Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of net assets of MAIR Holdings, Inc. and Subsidiaries (the “Company”) as of March 31, 2008, and the related consolidated statement of changes in net assets for the period March 9, 2008 to March 31, 2008, statements of operations, shareholders’ equity and comprehensive loss and cash flows for the period April 1, 2007 to March 8, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Notes 1 and 2 to the financial statement, the Company’s Board of Directors approved a plan of liquidation which commenced an orderly liquidation plan resulting in adjustments and financial statement disclosures regarding assets and liabilities on a liquidation basis of accounting from a going concern basis as prescribed by accounting principles generally accepted in the United States of America, effective March 8, 2008.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2008, and the results of their changes in net assets for the period March 9, 2008 to March 31, 2008 and operations and cash flows for the period April 1, 2007 to March 8, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 2 to the financial statements, the Company adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments (SFAS 123R) effective April 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 30, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting

/s/ Grant Thornton LLP

Minneapolis, Minnesota

May 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

MAIR Holdings, Inc.

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of MAIR Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2007.  Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on April 9, 2007, the Mesaba Aviation, Inc. (Debtor-in-Possession), a wholly-owned subsidiary of the Company, Bankruptcy Court entered an order confirming the plan of reorganization, which became effective after the close of business on April 24, 2007.  Under the plan of reorganization, the Company is required to comply with certain terms and conditions as more fully described in Note 15.

As discussed in Note 3 to the consolidated financial statements, in 2007, the Company changed its method of accounting for stock-based compensation.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

June 15, 2007

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Net Assets as of March 31, 2008 (Liquidation Basis)
Consolidated Balance Sheet as of March 31, 2007

(in thousands)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$15,897	$28,593
Short-term investments	4,901	26,068
Accounts receivable, net	1,334	2,882
Inventories	784	650
Prepaid expenses and deposits	2,156	4,592
Assets held for sale	19,734	—
Investments held for sale	6,402	—
Assets held for use	568	—
Restricted cash	13,330	554
Total current assets	65,106	63,339
PROPERTY AND EQUIPMENT, net (Notes 2 and 3)	—	1,680
NONCURRENT ASSETS:
Long-term investments	—	11,357
Restricted cash	—	13,110
Other intangible assets, net	—	2,007
Other assets, net	—	197
	$65,106	$91,690
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Intercompany payable to Mesaba Aviation, Inc.	$—	$813
Accounts payable	3,401	3,063
Stock repurchase payable to Northwest Airlines, Inc.	—	10,905
Accrued liabilities:
Payroll	1,922	1,575
Deferred income	—	737
Accrued liquidation costs	4,808	—
Other current liabilities	15,971	6,310
Total current liabilities	26,102	23,403

OTHER NONCURRENT LIABILITIES	—	1,081
Total liabilities	26,102	24,484

COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 14)

SHAREHOLDERS’ EQUITY:
Undesignated preferred stock, no specified par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 15,083,049 and 15,008,285 shares issued and outstanding	—	150
Paid-in capital	—	35,438
Retained earnings	—	31,618
Total shareholders’ equity	—	67,206
Total liabilities and shareholders’ equity	26,102	$91,690
Net assets (liquidation basis - available to common shareholders)	$39,004

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Net Assets (Liquidation Basis)
For the period March 9, 2008 to March 31, 2008

(in thousands)

Net assets (liquidation basis) March 9, 2008	$51,932
Costs incurred from March 9, 2008 to March 31, 2008	(2,050)
Accrued estimated net costs in liquidation	(6,472)
Adjust assets to fair value	(4,406)
Change in net assets in liquidation	(12,928)
Net assets (liquidation basis) March 31, 2008 (available to common shareholders)	$39,004

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the period April 1, 2007 to March 8, 2008 and
the Years Ended March 31, 2007 and 2006

(in thousands, except share information)

	2008	2007	2006
OPERATING REVENUES:
Passenger	$18,751	$14,185	$228,920
EAS and other	9,652	9,747	27,359
Total operating revenues	28,403	23,932	256,279
OPERATING EXPENSES:
Wages and benefits	13,873	11,189	88,666
Aircraft fuel	8,590	5,434	4,826
Aircraft maintenance	3,831	3,785	49,940
Aircraft rents	1,700	1,812	56,251
Landing fees	750	347	5,781
Insurance and taxes	1,224	1,900	5,368
Depreciation and amortization	1,404	697	8,127
Administrative and other	12,884	13,390	49,818
Impairment and other charges	10,962	—	50,203
Total operating expenses	55,218	38,554	318,980
Operating loss	(26,815)	(14,622)	(62,701)
NONOPERATING INCOME (EXPENSE):
Interest income and other	11,632	5,447	6,039
Interest expense	(514)	(227)	(75)
Other nonoperating income, net	11,118	5,220	5,964
Loss before benefit for income taxes and equity in loss of Mesaba Aviation, Inc.	(15,697)	(9,402)	(56,737)

BENEFIT FOR INCOME TAXES	196	1,997	13,842
Loss before equity in loss of Mesaba Aviation, Inc.	(15,501)	(7,405)	(42,895)

EQUITY IN LOSS OF MESABA AVIATION, INC., net of tax	—	—	(39,953)

NET LOSS	$(15,501)	$(7,405)	$(82,848)

NET LOSS PER SHARE:
Loss per common share - basic	$(1.03)	$(0.36)	$(4.02)
Loss per common share - diluted	$(1.03)	$(0.36)	$(4.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	15,065	20,333	20,584
Diluted	15,065	20,333	20,584

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
For the period April 1, 2007 to March 8, 2008 and
the Years Ended March 31, 2007 and 2006

(in thousands, except share information)

				Accumulated
				Other		Total	Comprehensive
	Common Stock		Paid-In	Comprehensive	Retained	Shareholders’	Income
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	(Loss)
Balance, March 31, 2005	20,574,340	206	70,856	(254)	121,871	192,679	$7,055

Net loss					(82,848)	(82,848)	(82,848)
Exercise of stock options	17,500		114			114
Compensation benefit for stock options			(1,436)			(1,436)
Tax benefit on stock options exercised			12			12
Unrealized gain on investments				78		78	78
Balance, March 31, 2006	20,591,840	206	69,546	(176)	39,023	108,599	$(82,770)

Net loss					(7,405)	(7,405)	(7,405)
Exercise of stock options	73,558	1	466			467
Repurchase and cancellation of Northwest stock	(5,657,113)	(57)	(34,891)			(34,948)
Compensation expense for stock options			317			317
Unrealized gain on investments				176		176	176
Balance, March 31, 2007	15,008,285	150	35,438	—	31,618	67,206	$(7,229)

Net loss					(15,501)	(15,501)	(15,501)
Exercise of stock options	74,764	1	445			446
Compensation expense for stock options			140			140
Unrealized loss on investments				(359)		(359)	(359)
Balance, March 8, 2008	15,083,049	$151	$36,023	$(359)	$16,117	$51,932	$(15,860)

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the period April 1, 2007 to March 8, 2008 and
The Years Ended March 31, 2007 and 2006

(in thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(15,501)	$(7,405)	$(82,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of Mesaba Aviation, Inc.	—	—	39,953
Depreciation and amortization	1,404	697	8,127
Amortization of deferred credits	(99)	(108)	(813)
Stock-based compensation	140	317	(1,436)
Deferred income taxes	—	352	(10,500)
Amortization of investment (premiums) discounts	(443)	(1,158)	141
Loss on sale of investments	(1,109)
Gain on sale of property and equipment	76	—	—
Impairment and other charges	10,962	—	50,203
Changes in current operating items:
Accounts receivable	1,222	161	(36,671)
Income tax receivable	—	941	—
Inventories	(740)	(61)	(791)
Prepaid expenses and deposits	1,649	(1,981)	(2,279)
Accounts payable and other	(16,215)	(803)	15,433
Net cash used in operating activities	(18,654)	(9,048)	(21,481)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(14,394)	(36,270)	(145,613)
Proceeds from sale of invesments	42,959	63,768	181,496
Purchases of property and equipment	(21,983)	(577)	(6,482)
Proceeds from sale of property and equipment	407	—	617
Change in restricted cash	355	(13,664)	(7,100)
Net decrease in cash and cash equivalents from deconsolidation of Mesaba Aviation, Inc.	—	—	(12,479)
Net cash provided by investing activities	7,344	13,257	10,439

CASH FLOWS FROM FINANCING ACTIVITIES
Net tax refund payable to Mesaba Aviation, Inc.	(813)	759	—
Purchase (repayment) of other noncurrent liabilities	(62)	66	(150)
Net borrowings on line of credit	773	—	245
Repurchase of common stock	—	(24,043)
Proceeds from exercise of stock options	445	467	114
Net cash provided by (used in) financing activities	343	(22,751)	209

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,967)	(18,542)	(10,833)
CASH AND CASH EQUIVALENTS:
Beginning of period	28,593	47,135	57,968
End of period	$17,626	$28,593	$47,135

The accompanying notes are an integral part of these consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended March 31, 2008, 2007 and 2006

1.              Basis of Presentation, Corporate Organization and Business

During fiscal year 2008, the Company made the decision to pursue an orderly liquidation of the Company and return any excess cash to the Company’s shareholders.  This decision was made following Mesaba’s exit from bankruptcy on April 24, 2007 as a wholly-owned subsidiary of Northwest, the Company’s conclusion that Big Sky’s 19-seat operation was not viable and the Company’s conclusion that existing growth and acquisition opportunities were not economically justifiable.  Accordingly, on March 8, 2008, Big Sky ceased all operations.  In furtherance of the Company’s goal of returning excess cash to its shareholders once Big Sky’s future was determined, MAIR’s Board of Directors simultaneously directed management to prepare a formal plan of liquidation under which the Company would convert its assets into cash, pay its creditors and return remaining cash to its shareholders.  The Company reported Big Sky’s cessation of operations and the Company’s decision to pursue a liquidation in a Current Report on Form 8-K filed with the SEC on March 12, 2008.

MAIR’s Board of Directors approved of management’s proposed plan of liquidation and recommended to MAIR’s shareholders that they approve the plan of liquidation.  The proposed plan of liquidation was included in the Company’s preliminary proxy statement that was filed with the SEC on May 1, 2008.  The preliminary proxy statement indicated that the Company intends to hold a Special Meeting of Shareholders at which the Company’s shareholders will vote on the Company’s dissolution and proposed Plan of Liquidation.  The Company expects that its shareholders will approve the proposed Plan of Liquidation, after which the Company’s sole business will be that related to winding up its affairs, paying or contesting liabilities and claims and distributing any remaining assets to the Company’s shareholders.

As a result of the Company’s Board of Directors approving of management’s plan of liquidation and its recommendation that the Company’s shareholders vote to approve the plan of liquidation, the Company adopted the liquidation basis of accounting effective March 9, 2008. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable.  Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts.  The conversion to the liquidation basis of accounting required management to make significant estimates and judgments to record assets at estimated net realizable values and liabilities at estimated settlement amounts.

MAIR is the holding company for Big Sky, a regional air carrier based in Billings, Montana.  As of April 24, 2007, MAIR was also the holding company for Mesaba, a regional air carrier based in Minneapolis, Minnesota.  The Company’s consolidated financial statements include the accounts of MAIR and Big Sky, as well as Mesaba until Mesaba’s bankruptcy filing on the Petition Date.  All intercompany transactions and balances have been eliminated in consolidation.  As discussed in Note 15 the accounts of Mesaba have been deconsolidated from the Company’s consolidated financial statements effective as of the Petition Date.

Operations

Big Sky

Until March 8, 2008, Big Sky operated as a regional air carrier based in Billings, Montana, providing scheduled passenger, freight, express package and charter services.  Big Sky participated in the essential air service (“EAS”) program with the Department of Transportation.  The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service based on their passenger traffic.  The Department of Transportation pays EAS subsidies for each departure in a covered market. During the period April 1, 2007 to March 8, 2008, and the years ended March 31, 2007 and 2006, Big Sky recognized revenue from EAS subsidies of $8.9 million, $7.9 million, and $8.0 million, respectively.

On March 12, 2007, Big Sky and Delta executed a Hosted Prorate Agreement governing the Boston operation, and in connection with that operation, Big Sky purchased seven Beechcraft 1900D aircraft.  However, due to substantial losses incurred during November and December 2007, Big Sky and Delta mutually agreed for Big Sky to cease its Delta connection operations in the eastern United States in January 2008.  Because it became uneconomical for MAIR to continue funding Big Sky’s losses, Big Sky ceased all remaining operations on March 8, 2008.

2.              Summary of Significant Accounting Policies – Post-liquidation

The accounting policies of the Company following its adoption of the liquidating basis of accounting conform to accounting principles generally accepted in the United States of America.  Significant policies are described below.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets.  The most significant use of estimates relates to the reported estimated value of net realizable assets and settlement of liabilities.  Ultimate results could differ from those estimates.

Cash

Cash represents funds held in deposit accounts.

Investments

Investments consist principally of government, agency, corporate and municipal securities and are reported at fair market value.

Inventories

Inventories consist primarily of expendable aircraft services and are stated at fair market value based on management’s estimate of the ultimate realizable value.

Assets Held for Sale

Assets held for sale consist of property and equipment and are stated at the fair market value based on management’s estimate of the ultimate realizable value.  In determining this value, the Company made certain estimates to determine future net cash flows to be generated by the assets.  The value was determined by information management has received regarding sales values of similar assets net of estimated selling costs.  If there are subsequent changes in these estimates, or if actual results differ from these estimates, additional fair value adjustments may be required.

Assets Held for Use

Assets held for use represent software and office furniture and are stated at the fair market value based on management’s estimate of the ultimate realizable value.

Identifiable intangible assets

The Company’s identifiable intangible assets consisted of Big Sky’s air carrier certificate and airport slots.  The Company determined these assets were impaired and recorded $1.1 million of impairment charges based on expected future cash flows.  The balance of these assets at March 31, 2008 was zero.

Other Current Liabilities

The Company’s consolidated other current liabilities were as follows as of March 31, 2008 in thousands:

Cincinnati hangar guarantee	$12,676
Line of credit	1,143
Other accrued expenses	750
Other current liabilities	1,177
$15,971

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

There were no options granted after March 8, 2008.

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

3.              Summary of Significant Accounting Policies – Pre-liquidation

The accounting policies of the Company prior to its adoption of the liquidation basis of accounting conform to accounting principles generally accepted in the United States of America.  Significant policies are described below.

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

Cash

Cash represents funds held in deposit accounts.

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

Property and Equipment

Property and equipment are stated at cost.  Additions, improvements or major renewals are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expense as incurred.  Depreciation is computed on a straight-line basis for financial reporting purposes over estimated useful lives of three to 40 years.  Leasehold improvements are amortized over the shorter of the life of the lease or the remaining estimated useful life of the asset.  The Company’s depreciation and amortization expense on property and equipment for the period April 1, 2007 to March 8, 2008 was $0.3 million.  The Company’s depreciation and amortization expense on property and equipment was $0.3 million and $7.7 million in fiscal 2007 and 2006, respectively.

The Company’s consolidated property and equipment and related accumulated depreciation and amortization were as follows as of March 31, 2007, in thousands:

Flight equipment	$847
Ground services equipment	297
Office and general equipment	238
Buildings and leasehold improvements	558
Maintenance shop equipment	247
Other	384
2,571
Less: Accumulated depreciation and amortization	(891)
Net property and equipment	$1,680

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

Identifiable intangible assets

The Company’s identifiable intangible assets include Big Sky’s air carrier certificate and pilot labor contract. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, identifiable intangibles with finite lives are amortized, and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. During the third quarter of fiscal 2008, the Company determined that Big Sky’s pilot labor contract was impaired and recorded an impairment charge of approximately $0.8 million.  The impairment charges were recorded in “Impairment charges” in the accompanying consolidated statement of operations.

Airframe and Engine Maintenance

Routine airframe and engine maintenance is charged to expense as incurred.  Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized and amortized over the shorter of the remaining estimated useful life of the asset or the lease term.

Other Current Liabilities

The Company’s consolidated other current liabilities were as follows as of March 31, 2007 in thousands:

2007
Cincinnati hangar guarantee	$3,429
Other accrued expenses	1,715
Taxes payable	796
Line of credit	370
$6,310

Other Noncurrent Liabilities

In order to assist the Company in integrating new aircraft into its fleet, certain manufacturers provided Big Sky with spare parts or rent deferrals.  The Company has deferred these amounts and amortizes them over the terms of the lease agreements as a reduction of aircraft rent expense.  The Company’s amortization of these credits resulted in a reduction of rent expense of $0.1 million, during the period April 1, 2007 to March 8, 2008 and $0.1 million and $0.6 million during fiscal 2007 and 2006, respectively.  The Company’s consolidated other noncurrent liabilities were as follows as of March 31, 2007 in thousands:

2007
Deferred rent	$39
Manufacturers credits	213
Deferred tax liability	352
Long-term debt and capital lease	477
$1,081

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

The weighted average fair value of options granted during fiscal 2007 was $2.61.  There were no options granted during the period April 1, 2007 to March 8, 2008 or fiscal 2006.  Weighted average assumptions used in the valuation for the year ended March 31, 2007 are summarized below:

Risk free interest rate (%)	4.7
Expected life of option grants (years)	6.3
Expected volatility of option grants (%)	36.6
Expected dividend yield (%)	0.0

Pro Forma Results

Prior to April 1, 2006, the Company accounted for share-based payments using the intrinsic value method prescribed by APB 25 and SFAS 123. Under APB 25, if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. Because the Company’s stock options were granted with exercise prices at the market price of the underlying stock on the date of grant, no compensation expense had been recognized under APB 25. The following table illustrates the effect on net loss and loss per share assuming the compensation costs for the Company’s stock option plan had been recorded in fiscal 2006 based on the fair value method under SFAS 123R, in thousands:

Net loss as reported	$(82,848)
Add: Stock-based employee compensation reduction included in reported net loss, net of related tax effects	(1,436)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(808)
$(85,092)
Loss per share - basic and diluted:
As reported	$(4.02)
Pro forma	$(4.13)

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

Intangible assets and related accumulated amortization were as follows for the year ended March 31, 2007 in thousands:

		Accumulated
	Gross	Amortization	Net
Indefinite-lived intangible assets:
Air carrier certificate	$925		$925
Amortizable intangible asset:
Pilot labor contract	2,840	(1,758)	1,082
	$3,765	$(1,758)	$2,007

During the period April 1, 2007 to March 8, 2008, Big Sky purchased three slots at the Westchester County Airport in White Plains, New York with the intent to provide air service to Boston, Massachusetts in January 2008.

Due to continued losses at Big Sky, the Company determined that an interim impairment test of intangible assets was necessary at December 31, 2007.  Based on the results of the interim test performed at December 31, 2007 the Company determined that Big Sky’s pilot labor contract was impaired and recorded an impairment charge of approximately $0.8 million.  The impairment charge was recorded in “Impairment charges” in the accompanying consolidated statement of operations.  Based on its analysis, the Company believed Big Sky’s air carrier certificate and airport slots continued to have value and were not impaired.

5.              Impairment and Other Charges

Impairment and other charges for the period ended March 8, 2008 were as follows, in thousands:

		Refer to
		Note
Additional provision for guaranty of Cincinnati hangar lease	$10,185	4
Impairment of Big Sky pilot labor contract	777	14
	$10,962

In August 2007, MAIR and the bondholders amended the original forbearance to allow MAIR until November 1, 2008 to identify a new tenant and execute a sublease for the property.  As of December 31, 2005, MAIR recorded a $4.8 million liability with respect to the lease and guaranty, which assumed that the facility would remain vacant for two years, during which time MAIR would continue to make the bond and lease payments, and that thereafter MAIR would be able to sublease the facility at a 20% discount.  As of December 31, 2007, MAIR recorded an additional $10.2 million liability, which assumed that MAIR would pay the bondholders in full on or before November 1, 2008, but that MAIR may receive value for its rights under the ground lease.  This impairment charge was based on negotiations between MAIR and the bondholders to pay off the remaining bond balance and negotiations between MAIR and the airport regarding the ground lease.

Impairment and other charges for the period ended March 31, 2006 were as follows, in thousands:

		Refer to
		Note
Cancellation of Northwest warrants	$2,106	see below
Provision for loss associated with Northwest bankruptcy filing	31,900	see below
Impairment of Big Sky goodwill	2,503	see below
Provision for guarantee of Cincinnati hangar lease	4,759	14
Impairment of equity investment in Mesaba	8,935	15
	$50,203

In connection with certain agreements between Mesaba and Northwest, Northwest received contract rights in the form of warrants to purchase an aggregate of 4,151,922 shares of MAIR’s common stock at exercise prices ranging from $7.25 to $21.25 per share.  Mesaba amortized the contract rights over the life of the warrants.  Upon execution of a new airline services agreement in August 2005, and pursuant to a separate agreement between MAIR and Northwest, the prior warrants were replaced by an amended and restated warrant to purchase 4,112,500 shares of MAIR’s stock (the “Amended Warrant”).  As of March 31, 2006, the Amended Warrant remained unvested.  When the Amended Warrant was issued, Mesaba wrote off $2.1 million, which amount represented the remaining unamortized portion of the prior warrants issued in connection with Mesaba’s and Northwest’s prior agreements.  On March 12, 2007, MAIR purchased from Northwest all shares of MAIR stock owned by Northwest.  At that time, the Amended Warrant was also cancelled.

At the time of Northwest’s bankruptcy filing on September 14, 2005, Mesaba estimated that Northwest owed Mesaba approximately $31.9 million under the airline services agreement and related agreements, net of amounts that Mesaba owed to Northwest under these agreements.  After analyzing the collectability of the prepetition receivables due to Mesaba from Northwest, the company concluded that it was necessary to establish a reserve of $31.9 million for amounts that Mesaba may not ultimately collect.

Based on the results of an interim impairment test performed at September 30, 2005, the Company determined that all of Big Sky’s goodwill was impaired and recorded an impairment charge of $2.5 million in the second quarter of fiscal 2006.

6.              MAIR’s Proof of Claim in Mesaba’s Bankruptcy

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

In July 2007, the liquidating trust made an interim distribution of 70% to all claimholders with allowed undisputed claims.  MAIR received $9.4 million of its $13.5 million claim, which reflects the 70% interim distribution of its claim.  MAIR recorded these amounts as “Interest income and other” within the consolidated statement of operations.  In fiscal 2009, the Company expects to receive, and will record upon receipt, the remaining $4.1 million, or 30%, of MAIR’s unsecured claim.

7.              Investments

Investments consist principally of government, agency, corporate and municipal securities and are classified as available-for-sale.  Fair value of investments is determined based on quoted market prices.  The Company classifies investments with an original maturity of more than 90 days that mature within one year as short-term and greater than one year as long-term.

As of March 31, 2008 and 2007, cash and investments totaled $27.2 million and $66.0 million, respectively.

Amortized cost, gross unrealized gains and losses and fair value of short and long-term investments classified as securities available for sale were as follows as of March 31, in thousands:

	2008	2007
Amortized cost	$11,705	$37,409
Gross unrealized gains	147	50
Gross unrealized losses	(549)	(34)
Fair value	$11,303	$37,425

In fiscal 2008 gross realized losses were $1.1 million as the Company began liquidating its long-term assets.  In fiscal 2007 the gross realized gains and losses were insignificant, as the Company generally held the investments until maturity.   In fiscal 2006, gross realized losses were $0.2 million as the Company incurred some losses when it changed its investment profile focus from tax-exempt municipal securities to taxable securities.

8.              Leases

Aircraft Leases

Big Sky

Big Sky’s airline fleet included of the following aircraft held under operating leases as of March 31, 2008:

			Approximate	Approximate
	Number of	Seating	Single Flight	Average Cruising
Type of Aircraft	Aircraft	Capacity	Range (miles)	Speed (mph)
Nonoperating:
Beechcraft 1900D	17	19	750	325

On May 14, 2008, MAIR, Big Sky and Mesa executed the Settlement Agreement under which Big Sky agreed to make a one-time payment of $1.5 million to Mesa in satisfaction of all future lease liabilities for the ten aircraft Big Sky leased from Mesa.  All ten aircraft were returned to Mesa on or before May 14, 2008.  The Settlement Agreement provided that Mesa would retain $160,000 in lease deposits previously paid by Big Sky and also provided for Mesa to retain  amounts prepaid by Big Sky to satisfy return conditions related to the aircraft.  Finally, following execution of the Settlement Agreement, Mesa agreed to cancel the $1.9 million letter of credit MAIR had established for Mesa’s benefit.

Big Sky is in the process of selling its seven owned B1900D aircraft and has engaged the services of a broker to assist in the sales process.

Consolidated rent expense for aircraft operating leases, excluding Mesaba after its deconsolidation on the Petition Date, was $1.7 million for the period April 1, 2007 to March 8, 2008 and $1.8 million and $56.3 million in fiscal 2007 and 2006, respectively.

Non-Aircraft Leases

The Company leases land, offices, hangar facilities, equipment and certain terminal facilities under operating leases through 2019, which provide for approximate future minimum rental payments as follows as of March 31, in thousands:

Year Ending March 31	Amount
2009	$2,929
2010	1,345
2011	1,348
2012	1,262
2013	1,262
Thereafter	20,644
$28,790

The Company’s consolidated rent expense for non-aircraft operating leases was approximately $1.5 million for the period ended March 8, 2008 and $1.5 million and $1.1 million in fiscal 2007 and 2006, respectively.

As described in Note 14, MAIR has guaranteed Mesaba’s obligations with respect to Mesaba’s facility at the Cincinnati/Northern Kentucky International Airport.  Since Mesaba’s bankruptcy filing, MAIR has made the payments owed by Mesaba under the ground lease and facilities lease, which payments total approximately $1.2 million annually.    Substantially all of the contractual minimum lease payment in the table above relate to MAIR’s guaranty.  MAIR has been in negotiations with the bondholders and the airport to prepay the bonds and obtain a release from its obligations under the ground lease.  MAIR anticipates that this matter will be resolved in the first half of fiscal 2009.

9.              Notes Payable and Long Term Debt

Capital Lease

The present value of future minimum lease payments under Big Sky’s capital lease for its hangar facility is $0.4 million to be paid in fiscal 2009 and consists of $0.7 million of total minimum lease payments less interest of $0.3 million.  The present value of future minimum capital lease payments is recorded in other current liabilities in the consolidated statement of net assets (liquidation basis) as of March 31, 2008.

The carrying value of the facility under capital lease net of accumulated depreciation was $0.3 million for the period April 1, 2007 to March 8, 2008 and $0.4 million at March 31, 2007.

As of March 31, 2007, long-term debt of $0.5 million was recorded in other noncurrent liabilities in the consolidated balance sheet and consisted of a variable rate (10.75% at March 31, 2007) installment note of $5,000, a 7.5% installment note of $25,000 and Big Sky’s capital lease of $0.5 million at an imputed interest rate of 8.5%, secured by Big Sky’s leased assets, less the current portion of long term debt of $64,000.

Lines of Credit

In February 2005, Big Sky obtained a revolving line of credit in the principal amount of $250,000 from First Interstate Bank of Billings.  In March 2006, the principal amount available under the line increased to $370,000.  The line of credit charges a variable interest rate based on the prime rate published in the Wall Street Journal.  At March 31, 2008, the rate was 5.25%.  The line of credit is collateralized by Big Sky’s inventory, accounts receivable and equipment and is scheduled to mature in June 2007.  The balance of the line of credit was $369,140 as of March 31, 2008 and $370,000 as of March 31, 2007.

In September 2007, Big Sky obtained a second line of credit with a principal amount of $1,000,000 from First Interstate Bank of Billings.  The line charged a fixed interest rate of 5.5%.  The line of credit was collateralized by a $1,000,000 certificate of deposit accruing interest of 5.25%.  The balance of the line at March 31, 2008 was $774,019, and the line was cancelled and paid in full on April 28, 2008.

10.       Income Taxes

The Company’s consolidated benefit for income taxes was comprised of the following elements for the period April 1, 2007 to March 8, 2008 and the years ended March 31, 2007 and 2006, in thousands:

	2008	2007	2006
Current:
Federal	$(136)	$(1,929)	$(2,418)
State	(60)	(420)	—
Deferred
Federal	—	324	(10,453)
State	—	28	(971)
	$(196)	$(1,997)	$(13,842)

The actual income tax benefit differs from the statutory tax expense as follows for the period April 1, 2007 to March 8, 2008 and the years ended March 31, 2007 and 2006, in thousands:

	2008	2007	2006
Computed tax benefit at Federal statutory rate of 35%	$(5,494)	$(3,291)	$(19,858)
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	(470)	(282)	(1,845)
Non-deductible meals and entertainment expenses	7	14	264
Non-deductible goodwill impairment	—	—	957
Non-deductible loss in subsidiary	(26,980)	—	3,418
Favorable IRS audit settlement	—	(1,472)	—
Valuation allowance	33,148	3,450	3,630
Other, net	(407)	(416)	(408)
	$(196)	$(1,997)	$(13,842)

The following is a table of the significant components of the Company’s deferred tax assets and liabilities as of March 31, in thousands:

	2008	2007
Deferred tax assets:
Capital loss carryforward	$26,980	$—
NOL carryforwards	6,095	6,117
Impairment	1,704
Other accruals	8,542	2,020
Gross deferred tax assets	$43,321	$8,137

Deferred tax liabilities:
Property and equipment	$189	$189
Other accruals	1,128	1,360
Gross deferred tax liabilities	1,317	1,549
Less valuation allowance	(42,356)	(6,940)
Net deferred tax liabilities	$(352)	$(352)

The net deferred tax liability was classified as follows as of March 31, in thousands:

	2008	2007
Current	$(352)	$—
Long term	—	(352)
	$(352)	$(352)

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

The Company has performed such an analysis, and a valuation allowance has been provided against deferred tax assets to the extent they cannot be used to offset future income arising from the expected reversal of taxable differences.  A valuation allowance of $42.4 million and $6.9 million as of March 31, 2008 and March 31, 2007, respectively, has been provided due to the significance of the Company’s losses and significant uncertainties of its ability to realize these assets.  Due to the liquidation of the Company it is not expected that the assets will be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  At March 31, 2008, the Company’s federal deferred tax assets included $6.1 million of NOL carryforwards (excluding Mesaba’s NOL carryforwards discussed below).  Of these NOL carryforwards, $3.7 million are federal NOLs related to Big Sky and are subject to Section 382 of the Internal Revenue Code, which restricts the annual utilization of certain NOLs incurred prior to a change in ownership.  These Big Sky NOL carryforwards expire through 2022.  The remaining $12.0 million balance is for MAIR’s federal NOLs which expire in 2026 and 2027.  MAIR and Big Sky also have $21.0 million in state NOLs (excluding Mesaba’s state NOL carryforwards discussed below) which expire over the next four to twenty years.

During the fourth quarter of fiscal 2007, the Company received verification of a final settlement with the IRS concerning the IRS’ examination of the Company’s income tax returns for fiscal 2001 through 2004.  As a result of this favorable settlement, the Company reduced its income tax payable and tax provision by $1.5 million in the fourth quarter of fiscal 2007.

The Company’s adoption of the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007 did not have a significant impact the Company’s consolidated financial statements. As of the adoption, the total amount of unrecognized tax benefits for uncertain tax positions was $0.5 million, which is classified as non-current liabilities.  Of this amount, $0.3 million would affect the Company’s effective tax rate if recognized.  As a result of the finalization of Mesaba’s bankruptcy proceedings, $0.3 million of the unrecognized tax benefits was recognized in fiscal 2008.

As a result of the deconsolidation of Mesaba in the third quarter of fiscal 2006, all of Mesaba’s net deferred tax assets were no longer presented in the accompanying consolidated balance sheet at March 31, 2007.  MAIR owned 100% of Mesaba until April 24, 2007, at which time Northwest became the sole owner of Mesaba through Mesaba’s bankruptcy plan of reorganization (see Note 15).  MAIR will include Mesaba in its consolidated tax return filings as of March 31 2007.  Mesaba’s short period ending April 24, 2007 will be included in MAIR’s consolidated tax return filings for the period ending March 31, 2008.

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

11.       Shareholders’ Equity

Capital Stock

The Company’s authorized capital stock consists of 60,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of undesignated preferred stock, having no specified par value.  As of March 31, 2008, there were 15,083,049 shares of common stock issued and outstanding.  No shares of preferred stock have been issued.

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

In January 2007, MAIR and Northwest entered into a Stock Purchase Agreement under which MAIR agreed to repurchase all of Northwest’s common stock of MAIR, subject to approval by Northwest’s Bankruptcy Court.  MAIR agreed to purchase 5,657,113 shares of stock from Northwest at a purchase price of $6.25 per share, payable in two tranches.  The closing for the stock purchase occurred on March 12, 2007, at which time MAIR paid Northwest $4.25 per share, or approximately $24 million, and Northwest returned all of the shares to MAIR for cancellation.  Northwest’s Amended Warrant to purchase additional shares of MAIR’s stock was also cancelled on that date.  MAIR paid Northwest the remaining $2.00 per share, or approximately $11.3 million, in October 2007.

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

During fiscal 2008 and 2007, the adoption of SFAS 123R has resulted in additional expense in the amount of $0.2 million and $0.3 million, respectively, related to stock options.  These amounts are included in the “Wages and benefits” caption in the accompanying consolidated statements of operations for the period April 1, 2007 to March 8, 2008 and the fiscal year ended March 31, 2007.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123R.  As the Company currently has no excess tax benefits related to SFAS 123R, its adoption has not affected the Company’s consolidated statement of cash flows. The impact of adopting SFAS 123R on future results will depend on, among other things, levels of stock options granted in the future, actual forfeiture rates and the timing of option exercises.

Stock option transactions for the above three plans for the three years ended March 31 were as follows:

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value	Exercisable	Price	Term	Value
				(in thousands)				(in thousands)
Balance at March 31, 2005	1,898,551	$7.07			1,272,426	$6.85
Exercised	(17,500)	6.54
Expired / Cancelled	(321,875)	8.04
Balance at March 31, 2006	1,559,176	6.87			1,341,676	6.74
Granted	45,000	5.62
Exercised	(73,558)	6.35
Expired / Cancelled	(72,500)	6.53
Balance at March 31, 2007	1,458,118	6.87			1,308,118	6.80
Exercised	(74,764)	5.97
Expired / Cancelled	(548,354)	7.13
Balance at March 31, 2008	835,000	6.78	4.7	$—	763,750	6.76	4.4	$—
Vested or expected to vest at March 31, 2008	835,000	6.78	4.7	$—

The aggregate intrinsic value of options outstanding at March 31, 2008 was zero.  The aggregate intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was not significant.  The total fair value of options vested was $0.2 million, $0.4 million and $0.4 million as of March 31, 2008, 2007 and 2006, respectively.

Options outstanding as of March 31, 2008 were as follows:

	Options Outstanding			Options Exercisable
		Average Remaining	Weighted		Weighted
Range of	Number	Contract Life	Average	Number	Average
Exercise Prices	of Shares	(in years)	Exercise Price	of Shares	Exercise Price
$5.62 - $5.96	45,000	8.3	$5.62	11,250	$5.62
$5.97 - $6.53	310,000	3.7	5.97	310,000	5.97
$6.54 - $6.54	240,000	3.6	6.54	240,000	6.54
$6.55 - $11.50	240,000	6.4	8.28	202,500	8.28
$5.62 - $11.50	835,000	4.7	6.78	763,750	6.76

As of March 31, 2008, there were 2,385,098 shares available for grant under the Company’s 2000 Stock Incentive Plan.  No shares are available for future grants under either the 1994 Stock Option Plan or the 1996 Director Stock Option Plan.

Unrecognized Compensation

As of March 31, 2008, the Company had $0.1 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under all equity compensation plans.  Total unrecognized compensation will be adjusted for future changes in estimated forfeitures.  The Company expects to recognize the remaining cost over the first two quarters of fiscal 2009.

12.       Loss Per Share

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

The following table reconciles the number of shares utilized in the earnings per share calculations for the years ended March 31, in thousands, except per share data:

	2008	2007	2006
	(through March 8)

Net loss	$(15,501)	$(7,405)	$(82,848)
For loss per share - basic:
Weighted average number of issued shares outstanding	15,065	20,333	20,584
Effect of dilutive securities:
Computed shares outstanding under stock option plans utilizing the treasury stock method	—	—	—
Computed shares outstanding under warrants issued utilizing the treasury stock method	—	—	—
For loss per share - diluted:
Weighted average common and potentially dilutive common shares outstanding	15,065	20,333	20,584

Loss per share - basic	$(1.03)	$(0.36)	$(4.02)
Loss per share - diluted	$(1.03)	$(0.36)	$(4.02)

Antidilutive options and warrants	835	1,458	5,672

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

Operating segment information for Mesaba (2008 amounts are unaudited), Big Sky and MAIR were as follows, in thousands:

	Mesaba	Big Sky	MAIR	Eliminations	Consolidated
Period April 1, 2007 to March 8, 2008:
Operating revenues	$14,842	$28,403	$—	$(14,842)	$28,403
Operating expenses	15,831	39,503	15,715	(15,831)	55,218
Depreciation and amortization	433	1,386	18	(433)	1,404
Interest expense	—	1,116	375	(977)	514
Income (loss) before income taxes	83,528	(13,617)	(2,080)	(83,528)	(15,697)
Capital expenditures	—	21,975	8	—	21,983
Year Ended March 31, 2008
Current assets	—	6,563	76,676	(18,133)	65,106
Total assets	—	26,844	128,651	(90,389)	65,106
Current liabilities	—	25,390	17,151	(16,439)	26,102
Total stockholders’ (deficit) equity	—	(17,693)	111,251	(93,558)	—
Year Ended March 31, 2007:
Operating revenues	$268,303	$23,932	$234	$(268,537)	$23,932
Operating expenses	290,230	28,843	9,945	(290,464)	38,554
Depreciation and amortization	9,021	676	21	(9,021)	697
Interest expense	220	599	35	(627)	227
Reorganization items, net	40,060	—	—	(40,060)	—
Loss before income taxes	(68,596)	(5,505)	(3,897)	68,596	(9,402)
Capital expenditures	2,319	567	10	(2,319)	577
Current assets	46,457	7,090	57,807	(48,015)	63,339
Total assets	72,120	10,942	105,838	(97,210)	91,690
Current liabilities	44,320	6,638	18,323	(45,878)	23,403
Total stockholders’ (deficit) equity	(68,310)	3,223	87,515	44,778	67,206
Year Ended March 31, 2006:
Operating revenues	$408,814	$20,441	$3,184	$(176,160)	$256,279
Operating expenses	448,939	28,225	21,086	(179,270)	318,980
Depreciation and amortization	12,243	878	18	(5,012)	8,127
Interest expense	—	390	—	(315)	75
Reorganization items, net	22,650	—	—	(22,650)	—
(Loss) income before income taxes	(62,326)	8,090	(12,106)	9,605	(56,737)
Capital expenditures	8,101	743	20	(2,382)	6,482

14.       Commitments and Contingencies

Benefit Plan

Until April 15, 2008, when the plan was terminated, Big Sky maintained a 401(k) benefit plan covering substantially all of its employees whereby Big Sky matched 30% of employee contributions to the plan, up to 5% of each employee’s eligible earnings.  Big Sky’s contribution to the plan was not significant in fiscal 2008, 2007 or 2006.

Until April 30, 2007, MAIR maintained its own 401(k) benefit plan covering all of its employees whereby MAIR matched 50%, 75% or 100%, depending on length of employment, of employee contributions to the plan, up to 8% of each employee’s eligible earnings.  MAIR’s contribution to the plan was not significant in fiscal 2008, 2007 or 2006.

Between April 30, 2007 and April 15, 2008, MAIR participated in Big Sky’s 401(k) benefit plan.  On April 15, 2008, the 401(k) plan was terminated and all invested funds were distributed in accordance with the participant’s instructions.

Mesaba Bankruptcy

Following Mesaba’s exit from bankruptcy on April 24, 2007, Mesaba’s estate has been administered via a liquidating trust.  As the former equity owner of Mesaba, MAIR will receive all funds remaining in the liquidating trust after the unsecured creditors are paid and after the expenses of the trust are paid.  Based on the amounts at which certain claims have ultimately settled and other information available to the Company, the Company currently estimates that MAIR will receive approximately $25 million for its equity interest in Mesaba.  The ultimate equity distribution MAIR receives will be affected by the amounts at which the remaining unsecured claims are resolved.

MAIR has not recorded the contingent residual equity interest in the trust due to the uncertainties of the ultimate amount to be received.

One such unresolved claim is Saab Leasing’s $35 million claim which originated from a lawsuit between Saab Leasing and Mesaba regarding aircraft lease payments allegedly owed by Mesaba to Saab Leasing.  In July 2006, the District Court for the District of Minnesota ruled that Saab Leasing was not eligible to receive damages for the majority of its claims.  In March 2008, the Eighth Circuit Court of Appeals affirmed   the ruling by the District Court, and on April 24, 2008, the Eighth Circuit denied Saab Leasing’s petition for a rehearing.  Saab Leasing’s only remaining avenue is to request a hearing before the United States Supreme Court.  The liquidating trustee will continue to hold funds in reserve for Saab Leasing’s claim until the claim is finally resolved.

Goldman Credit also has a $58 million claim against the liquidating trust relating to aircraft and equipment leases Mesaba rejected in bankruptcy.  Goldman Credit has asserted that the stipulated loss provisions of the applicable leases, under which liquidated damages are calculated, should apply to determine the total claim amount due to Goldman Credit.  Mesaba’s bankruptcy estate filed for summary judgment with the Bankruptcy Court asserting that the liquidated damages constitute unenforceable penalties.  Mesaba’s bankruptcy trustee instead believes that the claim allowed to Goldman Credit should reflect actual damages suffered.  The Bankruptcy Court heard the motion in September 2007, but has not yet ruled on the motion.  The liquidating trustee has been negotiating with Goldman Credit in an attempt to reach a settlement of the claim, and MAIR’s estimate of its equity distribution from the liquidating trust assumes that the claim will be settled.

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

In August 2007, MAIR and the bondholders amended the original forbearance to allow MAIR until November 1, 2008 to identify a new tenant and execute a sublease for the property.  As of December 31, 2005, MAIR recorded a $4.8 million liability with respect to the lease and guaranty, which assumed that the facility would remain vacant for two years, during which time MAIR would continue to make the bond and lease payments, and that thereafter MAIR would be able to sublease the facility at a 20% discount.  As of December 31, 2007, MAIR recorded an additional $10.2 million liability, which assumed that MAIR would pay the bondholders in full on or before November 1, 2008.  This impairment charge was based on negotiations between MAIR and the bondholders to pay off the remaining bond balance and negotiations between MAIR and the airport regarding the ground lease.

The letter of credit was issued by First Interstate Bank of Billings and is currently fully collateralized by MAIR’s cash account held at First Interstate Bank.  Under the agreement with the bondholders, MAIR is obligated to maintain the letter of credit until all obligations under the bonds are satisfied.  MAIR’s annual obligations with respect to the bonds and the ground lease for the facility total approximately $1.2 million and are scheduled to continue through July 2029 and increase at specified intervals in accordance with the terms of the bond documents.  However, MAIR anticipates that any agreement it reaches with the bondholders to prepay the bonds will also include a release of MAIR’s obligations under the ground lease.

The bondholder agreement and the letter of credit provide that the amount of the letter of credit will automatically decrease each July in accordance with the redemption schedule for the bonds.  The bondholders may draw on the letter of credit upon the occurrence of an event of default under its agreement with MAIR, including if MAIR fails to make any payment when due to the bondholders, if MAIR fails to provide evidence that the letter of credit has been renewed annually (or if MAIR fails to renew the letter of credit), if the bondholders receive notice from First Interstate Bank of the bank’s intent not to renew the letter of credit, if the bonds become subject to mandatory redemption, if MAIR fails to comply with the terms of its agreement with the bondholders or if MAIR commits any event of default under its guaranty of Mesaba’s bond obligations.  The cash supporting the letter of credit was classified as “Restricted cash” on the Company’s consolidated net assets as of March 31, 2008 and the Company’s consolidated balance sheet at March 31, 2007.

Other Guaranties

Big Sky recorded $0.7 million of restricted cash in fiscal 2008 for certificates of deposit supporting letters of credit of $0.4 million for workers’ compensation insurance and $0.3 million for aircraft fuel and airport lease agreements.

In May 2007 Big Sky established a $0.1 million certificate of deposit supporting a customs bond required for the June 2007 service between Boston, Massachusetts and Quebec City and Fredericton, Canada.

MAIR Pledge for Big Sky

In August 2006, MAIR entered into a pledge agreement with U.S. Bank, pursuant to which MAIR pledged $0.8 million in exchange for U.S. Bank reducing the amount of funds that it held back from Big Sky when credit card payments were processed.  U.S. Bank processed payments for Big Sky tickets made with various credit cards.  In the past, and consistent with industry practice, U.S. Bank held back a specified portion of those credit card payments until the tickets had been used.  MAIR agreed to pledge its cash in lieu of the required hold back, which subsequently freed up those funds for Big Sky’s use.  While Big Sky was operating, MAIR was free to request a release of its collateral at any time.  Following such a request, U.S. Bank would again begin holding back amounts from Big Sky, and MAIR’s collateral would be returned 90 days after the held back amounts total the requisite level pursuant to U.S. Bank’s credit card processing policies.  The amount of cash pledged is not recorded as restricted cash.  As of May 7, 2008, the amount of the pledge was reduced to $250,000.

15.       Effect of Mesaba Bankruptcy and Mesaba Plan of Reorganization

Mesaba filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on the Petition Date, after which Mesaba operated its business as a debtor-in-possession pursuant to the Bankruptcy Code.  Mesaba filed its plan of reorganization on January 22, 2007, which provided for Mesaba to exit bankruptcy as a wholly-owned subsidiary of Northwest.  The plan of reorganization was approved by the Bankruptcy Court on April 9, 2007.  On April 24, 2007, the plan of reorganization became effective and Mesaba exited bankruptcy as a wholly-owned subsidiary of Northwest, and, therefore, is no longer owned by MAIR.   As a result, Mesaba’s financial statements are reported in Note 20 on a condensed basis.

Due to Mesaba’s bankruptcy and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, MAIR deconsolidated Mesaba’s financial results effective as of the Petition Date.  As a result, Mesaba’s assets and liabilities have been removed from the Company’s consolidated balance sheets as of the Petition Date and through April 24, 2007.  Mesaba’s results of operations have been removed from the Company’s consolidated results of operations and cash flows since the Petition Date, but continue to be included in such consolidated financial statements for periods prior to the Petition Date.

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

For the period from April 1, 2007 through the Exit Date, Mesaba reported net income of $83.5 million (unaudited).  Upon Mesaba’s emergence from bankruptcy and the corresponding transfer of MAIR’s equity in Mesaba to Northwest,

MAIR lost its ability to significantly influence Mesaba; therefore, the Company did not record any portion of Mesaba’s income under the equity method of accounting.

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

The SPRA authorized Mesaba to monetize its $145 million claim against Northwest to provide Mesaba’s bankruptcy estate with cash to satisfy creditors’ claims.  Mesaba’s creditors’ committee conducted an auction on January 29, 2007, after which The Goldman Sachs Group, Inc. (the “Goldman Group”) and Mesaba entered into a forward contract by which the Goldman Group purchased the $145 million claim for approximately $125 million.  The closing of the sale to the Goldman Group was contingent upon Northwest’s bankruptcy court allowing the $145 million claim and upon Mesaba’s plan of reorganization being approved by its own Bankruptcy Court.  Following Northwest’s bankruptcy court’s February 27, 2007 order allowing the $145 million claim and Mesaba’s Bankruptcy Court’s April 9, 2007 approval of Mesaba’s plan of reorganization, the Goldman Group funded the $125 million purchase price.  Mesaba exited bankruptcy on April 24, 2007, and all the outstanding stock of Mesaba is now owned by Northwest.

The entire $125 million purchase price from the Goldman Group was placed in a liquidating trust, and the proceeds from the liquidating trust will ultimately be used to satisfy Mesaba’s creditors’ claims.  Prior to the order approving Mesaba’s plan of reorganization, MAIR worked with Mesaba’s creditors’ committee to resolve the majority of Mesaba’s creditors’ claims.  The two remaining significant unresolved claims are held by Goldman Credit and Saab Leasing and are discussed more fully in Note 14.  Based on information received from the liquidating trustee, after Mesaba’s creditors are paid in full, including interest, MAIR could receive an additional $25 million for its equity interest in Mesaba.  However, in the event the total allowed creditors’ claims exceed $125 million, MAIR would not receive any distributions for its equity ownership of Mesaba.  In such event, the trust assets would be distributed pro-rata to all of Mesaba’s unsecured creditors, including MAIR.

In July 2007, the liquidating trust made an interim distribution of 70% to all claimholders with allowed undisputed claims.  MAIR received $9.4 million of its $13.5 million claim, which reflects the 70% interim distribution of its claim.  MAIR recorded these amounts as “Interest income and other” within the condensed consolidated statement of operations.  MAIR will record the remaining $4.1 million when it is received.

16.       Valuation and Qualifying Account

The following is the activity within the Company’s consolidated valuation and qualifying account for fiscal 2008, 2007 and 2006, in thousands:

	Balances at	Additions	Deductions		Balances at
	Beginning	Charged	from		End
	of Year	to Expense	Reserve		of Year
Allowance for doubtful accounts:
Year ended March 31, 2008	$570	$716	$76		$1,210
Year ended March 31, 2007	33	541	4		570
Year ended March 31, 2006	601	31,985	32,553	*	33

* $31.9 million of deductions was due to the deconsolidation of Mesaba.

17.       Quarterly Financial Data (Unaudited)

The following is quarterly financial data for each of the three months ended June 30, 2007, September 30, 2007 and December 31, 2007 and the period January 1, 2008 to March 8, 2008, in thousands, except per share data:

	Quarter Ended			January 1, 2008 to	April 1, 2007 to
	June 30, 2007	September 30, 2007	December 31, 2007	March 8, 2008	March 8, 2008

Operating revenues	$7,110	$9,052	$9,868	$2,373	$28,403
Total operating expenses	11,570	12,479	25,498	5,671	55,218
Operating loss	(4,460)	(3,427)	(15,630)	(3,298)	(26,815)
Income (loss) before provision of income taxes	6,429	(2,539)	(15,569)	(4,018)	(15,697)
Net Income (loss)	6,496	(2,525)	(15,229)	(4,243)	(15,501)
Loss per common share:
Basic	$0.43	$(0.17)	$(1.01)	$(0.28)	$(1.03	)(1)
Diluted	$0.43	$(0.17)	$(1.01)	$(0.28)	$(1.03	)(1)
Weighted average common shares outstanding:
Basic	15,016	15,078	15,083	15,083	15,065
Diluted	15,086	15,078	15,083	15,083	15,065

The following is quarterly financial data for the fiscal year ended March 31, 2007, in thousands, except per share data:

	Quarter Ended				Fiscal
	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	Year

Operating revenues	$6,043	$6,183	$5,952	$5,754	$23,932
Total operating expenses	9,837	9,603	8,387	10,727	38,554
Operating loss	(3,794)	(3,420)	(2,435)	(4,973)	(14,622)
Loss before provision of income taxes	(2,494)	(2,195)	(1,121)	(3,592)	(9,402)
Net loss	(2,494)	(2,536)	(1,131)	(1,244)	(7,405)
Loss per common share:
Basic	$(0.12)	$(0.12)	$(0.05)	$(0.06)	$(0.36	)(1)
Diluted	$(0.12)	$(0.12)	$(0.05)	$(0.06)	$(0.36	)(1)
Weighted average common shares outstanding:
Basic	20,592	20,592	20,592	19,556	20,333
Diluted	20,592	20,592	20,592	19,556	20,333

(1) The sum of the earnings (loss) per share for each of the individual quarters does not equal earnings per share for the fiscal year due to rounding.

18.       Supplemental Cash Flow Information

The following tables present supplementary cash flow information and non-cash activity for the period April 1, 2007 to March 8, 2008 and the years ended March 31, 2007 and 2006, in thousands:

	2008	2007	2006
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid (refund received) during the year for:
Interest	$88	$64	$76
Income taxes	88	(4,768)	(1,735)
Repurchase of Northwest’s outstanding shares in MAIR	—	10,905	—

	2008	2007	2006
SUPPLEMENTAL NON-CASH ACTIVITY:
Capital expenditures in accounts payable	$976	$—	$—

Effect of deconsolidation of Mesaba Aviation, Inc:
Short-term investments	$—	$—	$2,799
Restricted cash and cash equivalents	—	—	6,921
Accounts receivable, net	—	—	31,817
Inventories, net	—	—	11,236
Prepaid expenses and deposits	—	—	5,476
Deferred income taxes and other	—	—	22,446
Property and equipment, net	—	—	35,608
Long-term investments and other	—	—	11,587
Accounts payable and accrued liabilities	—	—	(87,560)
Other noncurrent liabilities	—	—	(3,936)

19.       New Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), to define fair value, establish a framework for measuring fair value in accordance with GAAP, and expand disclosures about fair value measurements.  SFAS No. 157 will be effective for the Company beginning April 1, 2008. The Company does not anticipate the adoption of SFAS No. 157 will have an effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning April 1, 2008. The Company does not anticipate the adoption of SFAS No. 159 will have an effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement is effective for fiscal years beginning after December 15, 2008 and provides guidance for the classification and disclosure of noncontrolling interests (formerly called minority interests), as well as deconsolidation of subsidiaries.  The Company does not anticipate the adoption of SFAS No. 160 will have an effect on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”).  This statement is effective for fiscal years beginning after December 15, 2008 and adjusts certain guidance related to recording nearly all transactions where one company gains control of another.  The statement revises the measurement principle to require fair value measurements on the acquisition date for recording acquired assets and liabilities.  It also changes the requirements for recording acquisition-related costs and liabilities.  Additionally, the statement revises the treatment of valuation allowance adjustments related to income tax benefits in existence prior to a business combination.  The current standard, SFAS No. 141, requires that adjustments to these valuation allowances be recorded as adjustments to goodwill, while the new standard will require companies to adjust current income tax expense.  The Company does not anticipate the adoption of SFAS No. 141 will have an effect on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company does not anticipate the adoption of SFAS No. 161 will have an effect on its financial statements.

20.       Financial Information of Mesaba

As discussed in Note 15, MAIR has accounted for Mesaba’s financial results under the equity method of accounting since the Petition Date.  In accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, MAIR evaluated whether its investment in Mesaba has experienced an other-than-temporary impairment as of March 31, 2006.  MAIR’s evaluation utilized a market and income approach, including a discounted cash flow analysis.  After analyzing Mesaba’s actual losses in fiscal 2006, projected losses in fiscal 2007 as it transitioned to a Saab-only operation, Mesaba’s five-year Saab business plan and Mesaba’s liabilities subject to compromise as of March 31, 2006, MAIR concluded that its remaining investment in Mesaba had experienced an other-than-temporary impairment.  Accordingly, effective March 31, 2006, MAIR recorded an $8.9 million impairment charge to write off its remaining equity investment in Mesaba.  The impairment charge was recorded in “Impairment and other charges” in the fiscal 2006 consolidated statement of operations.

As of March 31, 2007, Mesaba reported a net loss of $71.3 million.  MAIR did not record any additional Mesaba equity method losses in MAIR’s consolidated financial statements because MAIR did not have any further obligations to fund any of Mesaba’s additional losses.

For the period from April 1, 2007 through the Exit Date, Mesaba reported net income of $83.5 million (unaudited).  Upon Mesaba’s emergence from bankruptcy and the corresponding transfer of MAIR’s equity in Mesaba to Northwest, MAIR lost its ability to significantly influence Mesaba; therefore, the Company did not record any portion of Mesaba’s income under the equity method of accounting.

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

MAIR has deconsolidated Mesaba, its wholly-owned subsidiary, from the Company’s March 31, 2008 and 2007 consolidated balance sheets and the consolidated statements of operations and cash flows since Mesaba’s bankruptcy filing on October 13, 2005 through April 24, 2007.  The Mesaba financial statements as of April 24, 2007 and for the period April 1, 2007 to April 24, 2007 are unaudited because the deconsolidated wholly-owned subsidiary was not considered significant as of March 31, 2008.  All of MAIR’s previously reported consolidated balance sheets, statements of operations and cash flows prior to October 13, 2005 continue to include Mesaba’s financial position, results of operations and cash flows.

MESABA AVIATION, INC.

(Debtor-in-Possession)

Condensed Balance Sheets

As of April 24, 2007 and March 31, 2007

(in thousands)

	April 24, 2007	March 31, 2007
	(unaudited)	(audited)
ASSETS:
Cash, cash equivalents and short-term investments	$—	$12,961
Other current assets	—	33,496
Net property and equipment	—	19,697
Other long-term assets, net	—	5,966
	$—	$72,120
LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY :
Current liabilities	$—	$44,320
Other liabilities and deferred credits	—	1,713
Liabilities subject to compromise (A)	—	94,397
Shareholder’s deficit	—	(68,310)
	$—	$72,120

MESABA AVIATION, INC.

(Debtor-in-Possession)

Condensed Statements of Operations

Period April 1, 2007 to April 24, 2007

Years Ended March 31, 2007 and 2006

(in thousands)

	2008	2007	2006
	(unaudited)	(audited)	(audited)
OPERATING REVENUES:
Passenger	$12,808	$238,195	$373,031
Freight and other	2,034	30,108	35,783
Total operating revenues	14,842	268,303	408,814

OPERATING EXPENSES:
Wages and benefits	6,983	120,237	145,495
Aircraft maintenance	2,031	49,212	83,368
Aircraft rents	2,375	50,261	92,948
Administrative and other	4,442	70,520	127,128
Total operating expenses	15,831	290,230	448,939

Operating loss	(989)	(21,927)	(40,125)

NONOPERATING INCOME (EXPENSE):
Income from claim in Northwest Airlines, Inc. bankruptcy	124,881	—	—
Interest income (expense) and other income	3	(6,102)	449
Reorganization items, net	(40,367)	(40,060)	(22,650)
Nonoperating income (expense), net	84,517	(46,162)	(22,201)
Income (loss) before income taxes	83,528	(68,089)	(62,326)

PROVISION FOR INCOME TAXES	(70)	(2,666)	(8,408)
Income (loss) before cumulative effect of change in accounting principle	83,458	(70,755)	(70,734)

Cumulative effect of change in accounting principle (B)	—	507	—

NET INCOME (LOSS)	$83,458	$(71,262)	$(70,734)

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

(A)       Liabilities Subject to Compromise

Liabilities subject to compromise in Mesaba’s condensed balance sheets at March 31, 2007 and March 31, 2006 refers to both secured and unsecured obligations that were to be accounted for under a plan of reorganization, including claims incurred prior to the Petition Date.  They represent the estimated amount Mesaba expected to be allowed on known or potential claims to be resolved through the Chapter 11 bankruptcy process.

 Mesaba estimated the value of the claims that would be allowed by the Bankruptcy Court at $94.4 million.   Liabilities subject to compromise at March 31, 2007 and 2006 were as follows, in thousands:

	March 31	March 31
	2007	2006
Accounts payable and other liabilities	$28,395	$34,936
Damage claims	60,233	20,066
Secured claims	3,365	2,520
Priority tax claims	2,404	2,451
	$94,397	$59,973

The ultimate amount of allowed claims was determined through decisions made by the Bankruptcy Court and negotiated settlements with the creditors.  The proceeds from the sale of Mesaba’s claim in Northwest’s bankruptcy were placed in a liquidating trust and are being held for distribution to Mesaba’s creditors and MAIR.  A liquidating trustee has been appointed to continue to resolve any outstanding proofs of claim.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and acting Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of management, including the Chief Executive Officer and acting Chief Financial Officer, an evaluation was conducted of the effectiveness of the internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2008.

Changes in Internal Controls

During the fourth quarter of fiscal 2008, there were no changes in internal control over financial reporting that had a material effect on internal control over financial reporting or were reasonably likely to have a material effect on internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders
MAIR Holdings, Inc.
Minneapolis, Minnesota

We have audited MAIR Holdings, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the period March 9, 2008 to March 31, 2008 and for the period April 1, 2007 to March 8, 2008 of the Company and our report dated May 30, 2008 expressed an unqualified opinion on those financial statements.

Minneapolis, Minnesota

May 30, 2008

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following information about directors of the Company is based upon information furnished to the Company by the respective directors.

John J. Ahn, age 42, a Class One director, became a director of the company in 2007.  Mr. Ahn is a principal of Riley Investment Management LLC (“RIM”) which is the general partner of Riley Investment Partners Master Fund, L.P. (together, “Riley”).  As of May 1, 2008, Riley and investment advisory clients of RIM owned approximately 7.2% of the Company’s Common Stock.  Prior to joining RIM, from 2003 to 2004, Mr. Ahn was a Managing Director at Maxcor Financial Group in its high yield and distressed bond group. In March 2004, Mr. Ahn joined B. Riley and Co. Inc. as a registered representative and also managed ISA Capital LP, a hedge fund for friends and family.  ISA Capital was closed in late 2005 when Mr. Ahn joined RIM.  Mr. Ahn also serves as a director of Regent Communications, Inc.

Donald E. Benson, age 77, a Class Two director, became a director of the Company in June 1995.  Mr. Benson has been Executive Vice President and a director of Marquette Financial Companies, formerly Marquette Bancshares, Inc., since January 1993 and with predecessor organizations since 1968.  Mr. Benson is also a director of First California Financial Group, Inc., Mass Mutual Corporate Investors, Mass Mutual Participation Investors, and a director and Vice President of Twins Sports, Inc., the managing general partner of the Minnesota Twins Baseball Club.

Paul F. Foley.  See “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K for Mr. Foley’s biography.

James A. Lee, age 68, a Class Three director, became a director of the Company in December 2005.  Mr. Lee has been engaged in financial consulting work since 2001.  From 1987 to 2001, Mr. Lee was Senior Vice President and Chief Financial Officer of Canadian Pacific Railway and its predecessor company.  He was also President of Canadian Pacific (U.S.) Finance Inc. from 1993 to 2001.  Mr. Lee also served on the Board of Directors of Big Sky Transportation Co., a wholly-owned subsidiary of the Company, from December 2002 to December 2005.

Pierson M. Grieve, age 80, a Class One director, became a director of the Company in October 1999.  Mr. Grieve has been a member of Palladium Equity Partners, LLC, a New York private investment firm, since November 1998.  He was Chairman of the Metropolitan Airports Commission – State of Minnesota from April 1995 to April 1999.

Carl R. Pohlad, age 92, a Class Two director served as Chairman of the Board from 1995 to March 2006.  Mr. Pohlad has been Chairman of the Board, President and a director of Marquette Financial Companies, formerly Marquette Bancshares, Inc., since 1993.  Prior to 1993, Mr. Pohlad was President and Chief Executive Officer of Marquette Bank Minneapolis and Bank Shares Incorporated.  Mr. Pohlad is also an owner, director and the Chairman of the Board of Twins Sports, Inc., the managing general partner of the Minnesota Twins Baseball Club.  He is the father of Robert C. Pohlad, a director and Chairman of the Board of the Company.

Robert C. Pohlad, age 54, a Class Three director, became a director of the Company in September 1995 and became the Chairman of the Board in March 2006.  Mr. Pohlad has been a director and President of Pohlad Companies since 1987.  Mr. Pohlad became the Chief Executive Officer of PepsiAmericas, Inc. in November 2000 and became Chairman in January 2002.  Mr. Pohlad served as Chairman, Chief Executive Officer and a director of P-Americas, Inc. from July 1998 until P-Americas, Inc. merged with a subsidiary of PepsiAmericas, Inc. He is the son of Carl R. Pohlad, a director of the Company.

Raymond W. Zehr, Jr., age 61, a Class One director, became a director of the Company in June 1995.  Mr. Zehr has been Chief Investment Manager and Chief Financial Manager of CRP Holdings, LLC since 1994 and 2003, respectively.  He is also Vice President of Twins Sports, Inc., the managing general partner of the Minnesota Twins Baseball Club, has been Executive Vice President and Treasurer of Pohlad Companies since 2000 and has served in various other capacities with Pohlad Companies since 1971.

Committees

The Board of Directors has established Audit, Compensation, Executive, Safety and Nominating Committees.

Audit Committee.  The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The members of the Audit Committee are Donald E. Benson, James A. Lee and Raymond W. Zehr, Jr., each of whom is independent as defined by the listing standards of the Nasdaq National Market (NASD Marketplace Rule 4200(a)(15)) and Rule 10A-3 of the Securities Exchange Act of 1934.  Mr. Benson is the Chairman of the Audit Committee.  The Board of Directors has determined that each of Mr. Benson, Mr. Zehr and Mr. Lee is an “audit committee financial expert,” as defined by Item 401(h) of Regulation S-K.  Mr. Zehr was appointed to the Audit Committee in October 1995, Mr. Benson was appointed to the Audit Committee in October 1999 and Mr. Lee was appointed to the Audit Committee in December 2005.

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibility to the Company’s shareholders, potential shareholders and the investment community relating to accounting and reporting practices of the Company and the quality, objectivity and integrity of the Company’s financial reports.  In consultation with the Company’s finance department and its independent registered public accounting firm, the Audit Committee reviews the Company’s accounting and auditing policies and procedures, the results of the Company’s audits and significant accounting and reporting issues.  The Audit Committee is also responsible for engaging the Company’s independent registered public accounting firm and for approving any non-audit services provided by such firm.

Compensation Committee.  The members of the Compensation Committee are Donald E. Benson, Pierson M. Grieve, James A. Lee and Raymond W. Zehr, Jr., each of whom is independent as defined by the listing standards of the Nasdaq National Market.    Mr. Zehr is the Chairman of the Compensation Committee.  The Compensation Committee is authorized by the Board of Directors to set the annual salary of each of the executive officers of the Company, including bonus and incentive programs, to grant options and to otherwise administer the Company’s stock option plans, and to review and approve compensation and benefit plans of the Company.  The Compensation Committee consists exclusively of non-employee directors.  Messrs. Benson and Zehr were appointed to the Compensation Committee in October 1995, and Messrs. Grieve and Lee were appointed to the Compensation Committee in March 2006.

The Compensation Committee considers recommendations from the Chief Executive Officer regarding total compensation for those executives and officers reporting directly to him and approves compensation for those executives and officers. Management provides to the Compensation Committee historical and prospective summaries of the compensation components for each executive officer.

The Compensation Committee’s charter also grants the Compensation Committee the authority to retain outside consultants and other advisors to assist it in the performance of its duties and responsibilities, or to otherwise advise or inform the Compensation Committee.  The Compensation Committee did not engage any compensation consultants during fiscal year 2008.

Executive Committee.   The members of the Executive Committee are Paul F. Foley, Carl R. Pohlad, Robert C. Pohlad and Raymond W. Zehr, Jr.  Mr. Robert C. Pohlad is the Chairman of the Executive Committee.  The Executive Committee is delegated the full and complete powers of the Board of Directors to act in place of the full Board during all periods between regularly scheduled meetings of the Board and at any other time at which a meeting of the full Board is not practicable for any reason. Mr. Carl R. Pohlad was appointed to the Executive Committee in October 1995, Mr. Foley was appointed to the Executive Committee in October 1999 and Messrs. Robert C. Pohlad and Zehr were appointed to the Executive Committee in March 2006.

Safety Committee.  The members of the Safety Committee are Paul F. Foley, Pierson M. Grieve and James A. Lee.  Mr. Grieve is the Chairman of the Safety Committee.  The Safety Committee is empowered to review safety and regulatory compliance issues.  The Safety Committee meets with personnel responsible for regulatory compliance and safety programs at the Company’s subsidiary.  Messrs. Foley and Grieve were appointed to the Safety Committee in September 2003, and Mr. Lee was appointed to the Safety Committee in March 2006.

Nominating Committee.  The members of the Nominating Committee are John J. Ahn, Donald E. Benson, James A. Lee and Raymond W. Zehr, Jr., each of whom is independent as defined by the listing standards of the Nasdaq National Market.  Mr. Zehr is the Chairman of the Nominating Committee.  The Nominating Committee is authorized by the Board of Directors to recommend the structure and makeup of the Board of Directors and recommends the nomination of members to the Board to fill vacancies or for election by the shareholders of the Company.  Mr. Benson was appointed to the Nominating Committee in September 2003, Mr. Zehr was appointed to the Nominating Committee in August 2004, Mr. Lee was appointed to the Nominating Committee in March 2006 and Mr. Ahn was appointed to the Nominating Committee in February 2007.

Committee Charters.  A copy of each of the charters for the Audit Committee, Compensation Committee and Nominating Committee are available on the Company’s website at www.mairholdings.com.

Report of the Audit Committee

The Audit Committee of the Board of Directors consists of three members, none of whom are officers or employees of the Company or its subsidiaries.  All members of the Audit Committee are “independent,” as defined in Rule 10A-3 under the Securities Exchange Act of 1934 and Rule 4200(a)(14) of the Marketplace Rules contained in the National Association of Securities Dealers Manual, and are financially literate.  Information about the committee members and their duties is provided on elsewhere in this Annual Report on Form 10-K.  The Audit Committee met five times during the fiscal year ended March 31, 2008.  During each quarter, the Audit Committee met with the Company’s independent registered public accounting firm to review a wide range of issues relating to the Company’s accounting and auditing policies and procedures, internal controls and financial reporting.

The Audit Committee, together with management and representatives of Grant Thornton, LLP, reviewed and discussed the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  The Audit Committee discussed with Grant Thornton, LLP the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” as amended.  Additionally, the Audit Committee received and discussed written disclosures and the letter from Grant Thornton, LLP required by Independence Standards Board No. 1, “Independence Discussions with Audit Committees,” describing that firm’s independence from, and relationships with, the Company.  Based on the review and discussions referred to above, the members of the Audit Committee recommended to the Board that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, for filing with the Securities and Exchange Commission.  The Audit Committee also determined that Grant Thornton, LLP’s fees and services for the fiscal year ended March 31, 2008 were consistent with the maintenance of their independence as the Company’s independent registered public accounting firm.

All non-audit services performed by Grant Thornton, LLP during fiscal 2008 were approved by the Audit Committee in accordance with the procedures set forth in the Audit Committee Charter.

Respectfully submitted,

THE AUDIT COMMITTEE

Donald E. Benson, Chairman
James A. Lee
Raymond W. Zehr, Jr.

Meetings and Attendance

During the fiscal year ended March 31, 2008, the Board of Directors held five meetings, the Executive Committee held five meetings, the Audit Committee held five meetings, the Compensation Committee held two meetings, the Nominating Committee held one meeting and the Safety Committee held three meetings.  In the fiscal year ended March 31, 2008, each of the directors attended at least 75% of the meetings held by the Board and held by each committee of which such director was a member, with the exception of John J. Ahn, who attended 60% of the meetings held by the full Board.  Board members are not required to attend the Company’s annual meeting of shareholders.  Six directors attended the Company’s fiscal 2007 annual meeting of shareholders.

Compensation of Directors

Each of the Company’s non-employee directors earn an annual retainer of $40,000 plus out-of-pocket expenses.  Directors’ fees are currently set at $10,000 per quarter.  In addition to the annual retainer, directors are also compensated for each meeting attended.  Accordingly, with the exception of the Audit Committee, the Company pays each director a fee of $1,000 for each board or committee meeting attended in person and a fee of $500 for each Board or committee meeting attended via telephone.  The Company pays a fee of $2,500 to each Audit Committee member for each Audit Committee meeting attended in person and $1,250 for each Audit Committee meeting attended via telephone.  The Company also pays the Audit Committee chair additional compensation of $5,000 per year, and each of the chairs of the Compensation, Safety and Nominating Committees additional compensation of $2,500 per year.

Stock option awards made to non-employee directors have historically been at the discretion of the Compensation Committee.  The Company’s director compensation program does not require annual option grants to directors, and no stock options were granted to directors during fiscal 2008.

The following table shows fiscal 2008 compensation for the Company’s non-employee directors.

2008 Director Compensation Table

	Fees Earned or
Name	Paid in Cash	Total

John J. Ahn	$43,000	$43,000
Donald E. Benson	63,000	63,000
Pierson M. Grieve	48,500	48,500
James A. Lee	62,000	62,000
Carl R. Pohlad	48,500	48,500
Robert C. Pohlad	49,500	49,500
Raymond W. Zehr, Jr.	70,500	70,500

Nominating Process

The Nominating Committee recommends the nomination of candidates to serve on the Board.  The Board may appoint directors to fill any vacancy occurring as a result of the resignation, death or removal of a director or from an increase in the size of the Board.  Shareholders elect directors whose terms are expiring at the annual meeting of shareholders.

Director candidates are evaluated on the basis of their overall fitness to serve on the Company’s Board of Directors.  Relevant factors include integrity of character, business experience, knowledge of the airline industry, educational achievement, leadership skills, standing in the business community and willingness and enthusiasm to serve as a director.

The Nominating Committee will give equal consideration to potential candidates without regard to the source of the recommendation.  Typically, recommendations have been made by the Company’s officers and directors.

The Nominating Committee will consider director candidates recommended by shareholders for election at future annual meetings of shareholders, provided that there is a vacancy on the Board.  To submit a recommendation to the Nominating Committee, a shareholder must provide the following information in writing to the Company’s President at the address of the Company set forth on the front cover of this Annual Report on Form 10-K:

•                  The written consent of the person recommended as a director candidate being named as a nominee in a proxy statement and to serve as a director, if elected.

•                  The biographical information about the director candidate required to be included in a proxy statement conforming to Regulation 14A under the Securities Exchange Act of 1934.

•                  Other information about the director candidate concerning his or her qualifications to serve on the Company’s Board of Directors.

•                  The name and address of the shareholder submitting the recommendation and proof of ownership of shares of the Company.

Typically, recommendations must be received in advance of the preparation and mailing of proxy materials.  However, because the Company intends to hold a special meeting for its shareholders to approve the Company’s dissolution and proposed Plan of Liquidation, the Company does not intend to hold an annual meeting of shareholders.

Shareholders are also entitled to nominate director candidates in accordance with the procedures set forth in the Company’s Bylaws.  Under those procedures, a shareholder must give written notice either by personal delivery or by United States mail, postage prepaid, to an officer of the Company not later than (i) with respect to an election to be held at an annual meeting of the shareholders, 90 days prior to the anniversary date of the immediately preceding annual meeting, and (ii) with respect to an election to be held at a special meeting of shareholders for the election of directors, the close of business on the 10th day following the date on which notice of such meeting is first given to shareholders.  Each such notice must set forth the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated; a representation that the shareholder is a holder of record of the capital stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission, had the nominee been nominated, or intended to be nominated, by the Board of Directors; and the consent of each nominee to serve as a director of the Company if so elected.

Shareholder Communications with the Board of Directors

Shareholders may send written communications to the Board of Directors as a whole or to individual directors.  Such written communications should be addressed to the Board or specified members at MAIR Holdings, Inc., Fifth Street Towers, 150 South Fifth Street, Suite 1360, Minneapolis, Minnesota 55402.  Unless addressed to one or more specified directors, communications will be screened for relevance to the Company’s business.

Item 11.  EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Respectfully submitted,

THE COMPENSATION COMMITTEE

Raymond W. Zehr, Jr., Chairman

Donald E. Benson

Pierson M. Grieve

James A. Lee

Compensation Discussion and Analysis

As stated in its charter, the Compensation Committee is responsible for establishing the Company’s general compensation philosophy and determining the annual salary and incentive compensation of each of the executive officers of the Company.  The Compensation Committee also reviews and approves overall compensation levels and benefit plans of the Company.  The Company’s Chief Executive Officer and the officers and directors of the Company’s subsidiaries have principal responsibility for determining compensation and benefits for non-executive employees of the Company and employees of the Company’s subsidiaries.

Principles of the Company’s Compensation Program

The Company’s executive compensation policies, as endorsed by the Compensation Committee, are designed to:

•                  Attract, motivate and retain executives whom the Compensation Committee believes are critical to the long-term success of the Company;

•                  Reward individual contributions to the Company’s accomplishment of certain strategic and operational goals;

•                  Promote a pay-for-performance philosophy by placing a significant portion of total compensation “at risk” while providing a level of compensation opportunity that is competitive with companies of similar complexity and size; and

•                  Provide an opportunity to own the Company’s common stock so that executives will have common interests with the Company’s shareholders.

While historically these have been the Company’s compensation policies, the Company has been in an unprecedented period of transition with the transfer of Mesaba to Northwest and the Company’s decision to hold a special meeting for its shareholders to approve the Corporation’s dissolution and proposed Plan of Liquidation.  As a result, the Compensation Committee has deemed it appropriate to not make any long-term equity incentive grants to the executives for performance in fiscal 2008.

Performance Objectives

In the past, the Company and the Compensation Committee sought to link executive compensation directly to earnings performance and, consequently, to increases in shareholder value.  Therefore, historically, executive compensation has been based on three elements:

•                  Financial results of the Company and its subsidiaries;

•                  Operational and safety performance of the Company and its subsidiaries; and

•                  Individual performance.

The bankruptcy of Mesaba in the middle of fiscal year 2006 and Mesaba’s subsequent exit from bankruptcy early in fiscal 2008 altered the factors the Compensation Committee considers in setting executive compensation.  Consequently, the Compensation Committee for fiscal year 2008 has continued to recognize the effect of the Mesaba bankruptcy on the Company, the performance of the Company’s executive officers relating to the bankruptcy and the importance of continuity of executives during this unusual transitional period for the Company.  The Compensation Committee also considered the following goals of the Company in determining executive compensation for fiscal year 2008:

•                  Maintaining safety performance;

•                  Maximizing the return from the Company’s former equity ownership of Mesaba;

•                  Disposing of Big Sky Airlines; and

•                  Finalizing a definitive strategy to maximize shareholder value with the Company’s remaining assets.

Elements of Executive Compensation

The Compensation Committee establishes the base salary and incentive compensation of the Chief Executive Officer and General Counsel.  The compensation program for the Company’s executive officers consists of the following elements:

•                  Base salaries;

•                  Annual cash incentive (bonus) awards;

•                  Long-term equity incentive awards, historically in the form of stock option grants;

•                  Retention compensation;

•                  Benefits; and

•                  Perquisites.

The Committee believes that the above elements of compensation create a flexible package that can reward both short and long-term performance of the Company and the individual.

Base Salaries

Base salaries allow for a fixed amount of compensation for the executive’s regular work. Base salary levels are reviewed annually by the Compensation Committee and adjusted based upon competitive market factors and the officer’s ability to contribute to the overall success of the Company’s mission.  The effective date of base salary merit increases, if applicable, typically is June 1st of each year. Increases in salaries are based on both individual performance and the Company’s overall budget for the year.  Any salary adjustments for an elected corporate officer must be approved by the Compensation Committee.  Due to the Company’s proposed dissolution, the Compensation Committee did not increase base salaries for fiscal year 2009.

Annual Cash Incentive Awards

Annual cash incentive awards are designed to reward short-term performance and achievement by executives.  Target bonuses are established annually, in conjunction with base salary determinations and are intended to provide a competitive level of compensation when the executives and/or the Company as a whole achieve certain performance objectives.  Incentive compensation is based on the individual’s contribution to the Company’s satisfaction of its performance objectives discussed above in the narrative following “Performance Objectives,” as determined and approved by the Compensation Committee.  Bonus levels are determined as a percentage of each executive’s base salary.   Incentive compensation generally will not exceed 100% of an officer’s base salary, although officers may on occasion receive a larger portion of their total compensation through incentive compensation than from salary.  Additionally, in June 2007, the Compensation Committee, for the purpose of encouraging retention of executives, guaranteed that executives would receive a minimum of 50% of their target bonus for their performance in fiscal year 2008.

Long-Term Equity Incentive Awards

Equity-based compensation and ownership ensures that the Company’s executive officers have a continuing stake in the long-term success of the Company.  Equity incentive awards are granted under the Company’s 2000 Stock Incentive Plan, which authorizes grants of stock options, performance awards, restricted stock, stock appreciation rights and other stock-based awards that the Compensation Committee deems advisable in its sole discretion.

Historically, the Compensation Committee has limited its equity-based compensation awards to stock options.  In addition, historically, the Company has provided an annual grant of stock options to its executive officers.  As stated earlier, the Compensation Committee has determined that, in light of the fact that the Company intends to dissolve, it is not appropriate to grant stock options to its executive officers at this time.

Retention Payments

Although the Compensation Committee does not have a set policy to authorize retention payments to executives, Mr. Foley’s October 1, 2004 employment agreement with the Company contains a retention component.  Under the agreement, Mr. Foley is also entitled to a vesting retention bonus, of which $100,000 was paid upon the second anniversary, $100,000 was paid upon the third anniversary, and $200,000 is to be paid upon the fourth anniversary of the effective date of the agreement, provided that Mr. Foley remains employed by the Company as of such dates.  At the time Mr. Foley’s employment agreement was executed, the Compensation Committee acknowledged the instability of the airline industry and concluded that it was in the best interest of the Company to retain Mr. Foley’s leadership.  Mr. Foley’s Management Compensation Agreement is discussed more fully below under the heading, “Evaluation of Executive Performance in Fiscal 2008.”

In addition, in July 2007, the Compensation Committee approved Executive Retention Bonus Agreements with Mr. Foley and Ms. Timm in connection with the Company’s objective of maximizing the value realized from the Mesaba liquidating trust established by the Mesaba plan of reorganization as a result of the Company’s former equity interest in Mesaba.  The Executive Retention Bonus Agreements were established to encourage these Company executives to continue in employment with the Company during this important transition period and to take all actions possible to facilitate and maximize the equity disbursements.  The retention bonuses will be payable if the executive remains in active employment through the date the equity disbursement is received.  Bonuses will also be paid if the executive’s employment is terminated without cause after a change in control.  The Company’s dissolution and liquidation will constitute a change in control.  The following table sets forth information concerning potential retention bonuses payable to such executive officers based on the amount of equity disbursements from the liquidating trust:

Amount of Equity Disbursement
		From	From	From
	Less than	$10 Million up to	$15 Million up to	$20 Million up to	Above
Name	$10 million	$15 Million	$20 Million	$25 Million	$25 Million

Paul F. Foley	None	$250,000 plus 2.0% of amounts above $10 Million	$350,000 plus 1.5% of amounts above $15 Million	$425,000 plus 1.0% of amounts above $20 Million	$475,000 plus 0.5% of amounts above $25 Million

Ruth M. Timm	None	$83,333 plus 0.66% of amounts above $10 Million	$116,667 plus 0.5% of amounts above $15 Million	$141,667 plus 0.33% of amounts above $20 Million	$158,334 plus 0.16% of amounts above $25 Million

Benefits

The Company allows its employees, including the executive officers, to participate in a 401(k) plan.  Previously, the Company’s employees participated in the 401(k) plan administered by Mesaba, although the Company made all of its own matching contributions.  Following Mesaba’s exit from bankruptcy as an operating subsidiary of Northwest, the Company began participating in the 401(k) plan administered by Big Sky up until April 15, 2008, when Big Sky’s plan was terminated.  The Company also provides other benefits such as medical, dental, life insurance and long-term disability coverage, as well as vacation and other paid holidays. These benefits are available to all employees, including each named executive officer, and are comparable to those provided at other companies. These programs are designed to provide certain basic quality of life benefits and protections to the Company’s employees and at the same time enhance the Company’s attractiveness as an employer of choice.

Perquisites

The Company provides Mr. Foley and Ms. Timm with additional benefits such as annual physicals and additional life and disability insurance.  The additional insurance coverage is provided because the Company’s standard policy limits are less than the benefit that should be provided to certain executives based on their base salary.  The Company also provides a car allowance to Mr. Foley.

Evaluation of Executive Performance in Fiscal 2008

Executive Performance.  The Compensation Committee is responsible for evaluation of CEO performance.  The Compensation Committee, working with the CEO, evaluates the performance of the other named executive officers and elected officers.  The Committee does not rely solely on predetermined formulas or a limited set of criteria when it evaluates the performance of these officers, but rather focuses on their individual objectives which typically reflect short-term and certain strategic goals.  See the narrative above under the caption, “Performance Objectives.”  In evaluating executive fiscal 2008 performance, the Compensation Committee considered management’s performance against its short- and long-term goals, which include the following:

•                  Maintaining Safety Performance.  The Company continued to focus on safety performance as a bedrock expectation and key component of its culture.  In fiscal year 2008, all safety performance targets were achieved, notwithstanding the unusually difficult operating environment.

•                  Financial Performance of the Company.  The Company incurred significant losses in fiscal year 2008 as a result in part from the decision to expand to the northeastern United States through the Delta agreement and from the decision to shut down all of Big Sky’s operations.

•                  Maximizing the Return from the Company’s Former Equity Ownership of Mesaba.  During fiscal year 2008, management continued to work directly with Mesaba, and subsequently with the trustee for Mesaba’s liquidating trust, to manage and settle the creditors’ claims that were filed against Mesaba.  The number of unresolved claims was already significantly reduced by April 24, 2007, when Mesaba exited bankruptcy.  Management has continued to work to protect the value of the Company’s equity interest in Mesaba.  As a result of management’s assistance in managing Mesaba’s bankruptcy claims, the Company expects to receive approximately $25 million in equity distributions from Mesaba’s bankruptcy estate.  This amount is in addition to the $13.1 million the Company will receive as an unsecured creditor.

•                  Disposing of Big Sky Airlines.  Early in fiscal year 2008, the Company decided to exit the 19-seat essential air service market.  This decision was made for several reasons.  First, the Company did not purchase the Big Sky certificate solely to operate 19-seat aircraft, but also because of the limited growth opportunities and because of the small and restricted revenue base.  In consideration of these and other factors, management concluded that it could not justify the costs of remaining a public corporation solely to operate 19-seat aircraft.  In light of this conclusion, the Company’s short-term plan was to attempt to achieve sustainable profitability at Big Sky so that Big Sky could be sold.  In fiscal 2008, Big Sky continued its expansion via its agreement Delta Airlines.  The execution of this strategy was on plan through October 2007, when a number of factors quickly and negatively impacted the business.  The most significant of these factors were record-high fuel prices and poor weather.  Management quickly assessed the situation and correctly concluded that it was in the best interest of the Company’s shareholders to cease Big Sky’s operations.  In hindsight, this timely decision prevented what would have certainly been even more significant losses.  Since December 2007, fuel prices have continued to soar, and numerous airlines have incurred historic losses, ceased operations or filed for bankruptcy protection.

•                  Finalizing a definitive Strategy to Maximize Shareholder Values.  Over the past several years, management continued to identify and review strategic alternatives for the Company in furtherance of its goal to explore additional growth opportunities both within and outside the airline industry.  During fiscal year 2008, the Company resolved to make a final decision to either pursue an acquisition or take steps to begin returning cash to the Company’s shareholders in a tax-efficient way.  When management concluded that none of the strategic opportunities reviewed was likely to result in significant additional value to the Company’s shareholders, management evaluated and presented to the Board, and the Board unanimously approved, the present alternative of pursuing the dissolution and liquidation of the Company.

The Compensation Committee based its compensation decisions for Mr. Foley, as well as the other executive officers, on its assessment of the Company’s performance and the individual’s performance based on the items listed above.

Incentive Compensation.  Based on the performance objectives described above, the Compensation Committee concluded that both Mr. Foley and Ms. Timm would not receive any bonus in excess of the 50% that was guaranteed for fiscal year 2008.

The fiscal 2008 target incentive awards paid to each of the named executive officers are shown in the table below.  Although the payments below were made in fiscal 2009, they were based on fiscal 2008 results and performance.  The actual cash incentive awards shown below are also shown in the “Bonus” column of the Summary Compensation Table set forth below.

Fiscal 2008 Annual Cash Incentive Awards

	Target			Actual
	Payout as	Target	Actual	Award as
	% of	Bonus	Cash	% of
Name	Salary	Award	Award	Salary

Paul F. Foley	100%	$350,000	$175,000	50%

Ruth M. Timm	40%	56,000	28,000	20%

Fred L. deLeeuw (1)	N/A	—	—	—

(1)

Mr. deLeeuw is an employee of Big Sky. Big Sky’s Board of Directors, with input from the Company’s management, is responsible for all compensation decisions for Big Sky’s executives, including awarding any potential bonus to Mr. deLeeuw.

Summary Compensation Table

				All
Name and				Other
Principal Position	Year	Salary	Bonus (1)	Compensation		Total

Paul F. Foley	2008	$350,000	$175,000	138,749	(2)	$663,749
President and Chief Executive	2007	363,462	550,000	156,779	(3)	1,070,241
Officer of the Company

Ruth M. Timm	2008	140,000	28,000	5,514	(4)	173,514
Vice President,	2007	135,000	102,000	2,932	(5)	239,932
General Counsel of the Company

Fred L. deLeeuw	2008	150,000	—	3,399	(6)	153,399
President of Big Sky	2007	150,000	40,000	2,250	(6)	192,250

(1)

Incentive compensation for services rendered has been included as compensation for the year earned even though a portion of such compensation is paid in the following year. Incentive compensation is based upon the achievement of Company and individual performance criteria as described above.

(2)

Consists of a vehicle allowance of $18,000 paid by the Company on Mr. Foley’s behalf, life insurance premiums of $4,000 and disability insurance premiums of $10,718 paid by the Company on Mr. Foley’s behalf, matching contributions of $6,031 made by the Company on Mr. Foley’s behalf pursuant to the Company’s 401(k) Retirement Savings Plan and a $100,000 retention bonus payable pursuant to Mr. Foley’s employment agreement.

(3)

Consists of a vehicle allowance of $9,844 paid by the Company on Mr. Foley’s behalf, life insurance premiums of $4,000 and disability insurance premiums of $10,718 paid by the Company on Mr. Foley’s behalf, matching contributions of $10,390 made by the Company on Mr. Foley’s behalf pursuant to the Company’s 401(k) Retirement Savings Plan, a gross-up amount of $21,827 for reimbursement of taxes on insurance premiums and other benefits and a $100,000 retention bonus payable pursuant to Mr. Foley’s employment agreement.

(4)

Consists of life insurance premiums of $577 paid by the Company on Ms. Timm’s behalf and matching contributions of $4,937 made by the Company on Ms. Timm’s behalf pursuant to the Company’s 401(k) Retirement Savings Plan.

(5)

Consists of life insurance premiums of $577 paid by the Company on Ms. Timm’s behalf, matching contributions of $1,500 made by the Company on Ms. Timm’s behalf pursuant to the Company’s 401(k) Retirement Savings Plan and a gross-up amount of $855 for reimbursement of taxes on insurance premiums and other benefits.

(6)	Consists of matching contributions made by the Company on Mr. deLeeuw’s behalf pursuant to the Company’s 401(k) Retirement Savings Plan.

Employment Agreement with Paul F. Foley.  Mr. Foley became the President and Chief Executive Officer of the Company in 1999.  Effective October 1, 2004, the Company entered into a four-year Management Compensation Agreement (the “MCA”) with Mr. Foley.  Under the terms of the MCA, Mr. Foley receives an annual base salary of $350,000 and may also receive annual discretionary bonuses up to 100% of his annualized base salary, based upon achievement of personal and Company goals as determined by the Compensation Committee.  Upon execution of the MCA, Mr. Foley received a $500,000 one-time bonus.  Subject to certain exceptions articulated in the MCA, Mr. Foley must repay the Company a prorated portion of the one-time bonus if his employment terminates prior to the end of the four-year term.  Mr. Foley is also entitled to a vesting retention bonus, of which $100,000 was paid upon the second anniversary, $100,000 was paid upon the third anniversary, and $200,000 is to be paid upon the fourth anniversary of the effective date of the MCA, provided that Mr. Foley remains employed by the Company as of such dates.  Mr. Foley will also receive this final retention bonus if his employment is terminated as a result of the Company’s dissolution.  The MCA also provides that Mr. Foley will receive an annual living expense allowance of $75,000 and such fringe benefits as are made available to other senior executives of the Company.  The Compensation Committee terminated Mr. Foley’s annual living allowance following his relocation to Minneapolis, Minnesota in September 2005.

Either the Company or Mr. Foley may terminate the MCA without cause at any time, upon one month’s written notice to the other party.  The Company may terminate Mr. Foley’s employment and the MCA for cause without prior notice.  The MCA also terminates in the event of Mr. Foley’s death or other inability to carry out his essential job functions.  Upon any termination or upon expiration of the MCA, Mr. Foley will continue to be bound by certain confidentiality, non-compete and non-recruitment obligations contained in the MCA.

The MCA provides for the continued employment of Mr. Foley through September 30, 2008, and provides that Mr. Foley will be entitled to severance benefits if the Company terminates his employment without cause, either during or after the term of the MCA.  These severance benefits include payments equal to two times Mr. Foley’s annual salary, health and dental benefits, the vesting of Mr. Foley’s retention bonus and stock options, and the continuance of any available flight privileges Mr. Foley may be eligible to receive, for twelve months.  The MCA also provides for similar severance benefits to Mr. Foley if he resigns his employment with the Company within one year after a change in control of the Company that occurs during the term of the MCA.

In July 2007, the Company and Mr. Foley amended the MCA to clarify that any severance benefits received by Mr. Foley under a Company plan or arrangement other then the MCA, by reason of termination of his employment without cause, will be applied as an offset against amounts owed to Mr. Foley under the MCA.  See “Potential Payments Upon Termination or Change in Control” for a discussion of the Company’s Severance Compensation Plan.

Fiscal 2008 Long-Term Incentive Grants

There were no long-term incentive grants made to the named executive officers during fiscal 2008.  To date, all long-term incentive grants have been made in the form of stock options.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about unexercised stock options for each named executive officer outstanding as of March 31, 2008.

	Number of Securities Underlying		Option	Option
	Unexercised Options (#)		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date

Paul F. Foley	150,000	—	$6.54	11/16/2011
Paul F. Foley	150,000	—	5.97	12/3/2012
Paul F. Foley	70,000	—	5.97	6/28/2008
Paul F. Foley	112,500	37,500	8.28	8/18/2014

Ruth M. Timm	7,500	22,500	5.62	7/14/2016

Fred L. deLeeuw	—	—	—	—

Option Exercises in Last Fiscal Year

The following table provides information about the exercise of stock options during the fiscal year ended March 31, 2008 for each executive officer named in the Summary Compensation Table.

Option Awards
Number of
	Shares	Value
	Acquired	Realized
Name	on Exercise	on Exercise (1)

Paul F. Foley	39,982	$17,959

Ruth M. Timm	—	—

Fred L. deLeeuw	—	—

(1)          Value is calculated as the excess of the market value of the common stock at the date of exercise over the exercise price.

Compensation Consultants

During fiscal year 2007, the Compensation Committee retained PayCraft Consulting to provide and analyze market compensation data and trends of relevant competitors.  In assisting the Compensation Committee, PayCraft assembled a list of 12 relevant competitors in the regional airline industry, as well as companies in all industries with revenue between $100 million and $500 million.  PayCraft used market data collected for each group of relevant competitors to compare the Company’s compensation programs in each of the following areas:

•                  Base salary;

•                  Actual annual incentives;

•                  Actual total cash compensation;

•                  Long-term incentives; and

•                  Actual total direct compensation.

The Compensation Committee did not retain any compensation consultants during fiscal 2008.

Potential Payments upon Termination or Change in Control

In July 2007, the Compensation Committee established the Severance Compensation Plan providing for severance payments upon a qualifying termination of employment and accelerated vesting of options upon a qualifying termination of employment or upon a change-in-control of the Company.  This plan formalized the Company’s current practice with respect to severance payments to terminated employees who have been employed by the Company for at least 12 months.  The plan provides for severance compensation to be paid as follows:

•                  employees who are not officers or management directors will receive 3 weeks of base compensation for each year of service, with a minimum severance benefit of 12 weeks and a maximum severance benefit of 52 weeks;

•                  employees who are management directors will receive 3 weeks of base compensation for each year of service, with a minimum severance benefit of 16 weeks and a maximum severance benefit of 52 weeks; and

•                  employees who are officers will receive a severance benefit equal to 52 weeks of base compensation.

“Base compensation” under the plan consists of annual salary and targeted annual incentive bonus, each determined as of the date of termination.

The events that would trigger a named executive officer’s entitlement to payments or other benefits upon termination, and the value of the estimated payments and benefits are described in the following table, assuming a termination date and, where applicable, a change in control date of May 1, 2008 and a stock price of $3.40 per share, which was the closing price of one share of the Company’s common stock on May 1, 2008:

	Paul F. Foley	Ruth M. Timm
Involuntary Termination Without Cause Due to Organizational Restructuring

Annual Salary / Targeted Incentive Bonus	$700,000	$196,000
Benefits Continuation	53,325	11,244
Gain on accelerated Stock Options	—	—
Total	$753,325	$207,244

Involuntary Termination Within 12 Months Following a Change in Control

Annual Salary / Targeted Incentive Bonus	$700,000	$196,000
Benefits Continuation	53,325	11,244
Gain on accelerated Stock Options	—	—
Total	$753,325	$207,244

Change in Control

Gain on accelerated Stock Options	$—	$—
Total	$—	$—

As discussed above, under the MCA Mr. Foley is entitled to a retention bonus payment of $200,000 if he remains employed as of September 30, 2008.  If prior to September 30, 2008, Mr. Foley’s employment is terminated due to a change in control, he would receive the $200,000 retention bonus in addition to the amounts stated in the table above.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee of the Board of Directors was an officer, former officer or employee of the Company or its subsidiaries during the fiscal year ended March 31, 2008, nor did any member of the Compensation Committee have any material relationship or transaction with the Company requiring disclosure elsewhere in this Annual Report on Form 10-K.  No executive officer of the Company served as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on the Company’s Compensation Committee or Board of Directors during the fiscal year ended March 31, 2008.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table provides information regarding ownership of our common stock by (i) each person known to the Company to own beneficially more than 5% of its common stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in “Item 11.  Executive Compensation” and (iv) all directors and executive officers as a group.  Unless otherwise indicated, the information is as of May 1, 2008 and each person has sole voting and investment power as to the shares shown.

For the purposes of this Annual Report on Form 10-K, beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes any shares for which the person has sole or shared investment power and any shares the person has the right to acquire within 60 days of May 1, 2008 through the exercise of stock options.  The stock options referred to in the footnotes are employee and director options issued under the Company’s plans.  These options become partially or wholly exercisable beginning one year after the date of grant.  Therefore, the reported option shares relate to options granted on or before June 30, 2007.

	Number of		Percentage
Beneficial Owner	Shares		Owned

FMR Corp.	2,000,026	(1)	13.26%
82 Devonshire Street, Boston, MA 02109

Carl R. Pohlad	2,003,715	(2)	13.21%
60 South Sixth Street, Suite 3800, Minneapolis, MN 55402

Aegis Financial Corporation	1,665,557	(3)	11.04%
1100 North Glebe Road, Suite 1040, Arlington, VA 22201

Lloyd I. Miller	1,591,852	(4)	10.55%
4550 Gordon Drive, Naples, FL 34102

Donald Smith & Co.	1,493,900	(5)	9.90%
152 West 57th Street, New York, NY 10019

Dimensional Fund Advisors Inc.	1,493,540	(6)	9.90%
1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401

Riley Investment Management LLC	1,090,465	(7)	7.23%
11100 Santa Monica Blvd., Suite 810, Los Angeles, CA 90025

Schultze Asset Management, LLC	997,010	(8)	6.61%
3000 Westchester Avenue, Purchase, NY 10577

Paul F. Foley	422,000	(9)	2.72%

Donald E. Benson	69,000	(10)	*

Robert C. Pohlad	54,000	(10)	*

Raymond W. Zehr, Jr.	45,000	(11)	*

Pierson M. Grieve	45,000	(11)	*

Ruth M. Timm	7,500	(11)	*

John J. Ahn	4,000	(12)	*

Fred L. deLeeuw	—		*

James A. Lee	—		*

All Directors and Officers as a Group (10 Persons)	2,650,215	(13)	16.80%

(1)	According to a Form 13F filed by FMR Corp. on February 14, 2008.
(2)	Includes 90,000 shares which may be purchased pursuant to stock options exercisable within 60 days.
(3)	According to a Schedule 13G filed by Aegis Financial Corporation on February 14, 2008.
(4)	According to a Schedule 13D/A filed by Mr. Miller on April 10, 2008.
(5)	According to a Schedule 13G filed by Donald Smith & Co. on February 8, 2008.
(6)	According to a Schedule 13G filed by Dimensional Fund Advisors, Inc. on February 6, 2008.
(7)

According to information provided to the Company by Riley Investment Management LLC on May 1, 2008. Excludes 7,548 shares held by the B. Riley & Co. Retirement Trust, for which Bryant Riley is a trustee. Bryant Riley is also the managing member of Riley Investment Management LLC.

(8)	According to a Schedule 13G filed by Schultze Master Fund, Ltd. on January 18, 2008.
(9)	Includes 412,500 shares which may be purchased pursuant to stock options exercisable within 60 days.
(10)	Includes 45,000 shares which may be purchased pursuant to stock options exercisable within 60 days.
(11)	Consists of shares which may be purchased pursuant to stock options exercisable within 60 days.
(12)	Consists of shares owned by Mr. Ahn’s parents, for which Mr. Ahn has voting and investment control.
(13)	Includes 690,000 shares which may be purchased pursuant to stock options exercisable within 60 days.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of the Company and persons who own more than 10% of the Company’s common stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock.  Initial reports on Form 3 are required to be filed within ten business days of an individual becoming a director, executive officer or owner of 10% or more of the Company’s common stock.  Reports of changes in ownership are required to be filed within two business days after a change occurs.  All Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than 10% beneficial owners required for the fiscal year ended March 31, 2008 were completed on a timely basis.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence of Directors

The Board delegates to the Nominating Committee the responsibility of reviewing, with the assistance of legal counsel to the Company, the applicable independence standards for Board member and Board committee independence and the responses to annual questionnaires completed by each of the directors.  On the basis of this review, the Nominating Committee has determined that John J. Ahn, Donald E. Benson, Pierson M. Grieve, James A. Lee and Raymond W. Zehr, Jr. are independent as defined by the listing standards of the NASDAQ National Market and Rule 10A-3 of the Securities Exchange Act of 1934.  The Nominating Committee also determined that Mr. Foley is not considered an independent director because of his employment as President and Chief Executive Officer of the Company, Mr. Carl R. Pohlad is not considered independent because of the fees he received in fiscal 2006 for his service as Chairman of the Board and Mr. Robert C. Pohlad is not considered independent as a result of his familial relationship with Mr. Carl R. Pohlad.  In making these determinations, the Nominating Committee considered that in the ordinary course of business, transactions may occur between the Company and its subsidiaries and companies or other entities for which some of the Company’s Directors are or have been officers.

Related Party Transaction Approval Policy

All transactions between the Company or its subsidiaries and any related party are subject to the Company’s written Related Party Transaction Approval Policy that was approved by the Board of Directors during fiscal 2007.  Under the policy, any financial transaction, arrangement or relationship in which the Company or its subsidiary is a participant and in which a related person has a direct or indirect interest and which, when aggregated with the amount of all other transactions between the related person and the Company, involve $120,000 or more, must be approved by the Audit Committee of the Board of Directors.  The policy defines “related persons” as all directors and executive officers of the Company; any nominee for director; any immediate family member of a director, nominee for director or executive officer; and any holder of more than five percent of the Company’s common stock, or an immediate family member of such holder.

In reviewing a proposed related party transaction, the Audit Committee is required to analyze the following factors, as well as any other factors the Audit Committee deems appropriate:

•                  Whether the terms are fair to the Company;

•                  Whether the transaction is material to the Company;

•                  The role the related person has played in arranging the transaction at issue;

•                  The structure of the transaction at issue; and

•                  The interests of all related persons in the transaction at issue.

The Audit Committee may not approve a related party transaction unless it determines that such transaction is beneficial to the Company and the terms of such transaction are fair to the Company.  Additionally, the Audit Committee has the discretion to condition its approval of a related party transaction upon the Company and/or the related person taking specified actions deemed necessary and appropriate by the Audit Committee.

Big Sky Sublease Agreement with Jon Marchi

Big Sky Transportation Co., the Company’s wholly-owned subsidiary, subleases its hangar facility from Jon Marchi, who was a director of Big Sky until September 30, 2007.  The term of the sublease is through 2019.  In fiscal 2008 Big Sky paid Mr. Marchi $72,596 in land and hangar rental payments.  The Company’s Audit Committee did not approve the lease agreement in accordance with the Related Party Transaction Approval Policy because the lease was executed in 1994, before such policy was adopted.

Consulting Agreement with Robert Weil

Robert Weil resigned as the Company’s Chief Financial Officer effective September 30, 2007.   Prior to his resignation, Mr. Weil had been serving on the oversight committee to Mesaba’s bankruptcy liquidating trust, and the Company desired that Mr. Weil continue in his role to represent the Company’s interest in preserving the value of its equity interest in Mesaba.  To that end, Mr. Weil’s consulting agreement provides that he will be paid a success fee based on the aggregate amount of equity disbursements the Company receives from Mesaba’s liquidating trust.  No success fee will be paid until equity disbursements exceed $10 million, at which point Mr. Weil will be paid $75,000.  The Company will pay Mr. Weil an additional $25,000 at each interval when the equity disbursements total $15 million or more, $20 million or more and $25 million or more.  Additionally, the Company will pay Mr. Weil an additional $5,000 for each additional $1 million in equity disbursements that exceeds $25 million.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information Regarding Independent Registered Public Accounting Firm

In the second quarter of fiscal 2008, the Audit Committee engaged Grant Thornton, LLP as the Company’s independent registered public accounting firm.  Deloitte & Touche LLP served as the Company’s independent registered public accounting firm for fiscal 2007 and for the first quarter of fiscal 2008.

Audit Fees

The aggregate fees billed for professional services rendered by Grant Thornton, LLP for the audit of the Company’s annual financial statements for the fiscal year ended March 31, 2008 and for the reviews of the Company’s quarterly financial statements, and review of other documents filed with the SEC were $226,000.  The aggregate fees billed for professional services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for the fiscal year ended March 31, 2007 and for the reviews of the Company’s quarterly financial statements, and review of other documents filed with the SEC for those fiscal years were $657,000.

Audit-Related Fees

There were no audit related fees billed by Grant Thornton, LLP in the Company’s fiscal year 2008.  For the fiscal year ended March 31, 2007, Deloitte & Touche LLP billed the Company $36,211, for audit of employee benefit plans, assurance and related services in connection with the performance of the audit or review of the Company’s financial statements, in addition to the audit fees disclosed above.

Tax Fees

For the fiscal year ended March 31, 2008, Grant Thornton, LLP billed the Company $22,020 for professional services rendered in connection with tax compliance services.  For the fiscal year ended March 31, 2007, Deloitte & Touche LLP billed the Company $187,042, for professional services rendered in connection with tax compliance services.  For fiscal years ended March 31, 2007, Deloitte & Touche LLP billed the Company $231,285, for tax planning and advice services.

All Other Fees

Neither Grant Thornton, LLP nor Deloitte & Touche LLP rendered any other services to the Company, other than the services described above, for the fiscal years ended March 31, 2008 and 2007.

Pre-Approval Policies and Independence

The Audit Committee has a policy of approving the engagement of the independent registered public accounting firm to perform all audit and non-audit services on behalf of the Company.  The Audit Committee did not rely on the waiver from the pre-approval requirement available under paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X with respect to any of the services provided by the independent registered public accounting firms.  The Audit Committee has determined that the provision of services covered by the foregoing fees was compatible with maintaining the independent registered accounting firm’s independence.  See “Report of the Audit Committee.”

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Included in Item 8 of Part II of this Annual Report on Form 10-K are the following:  Report of Independent Registered Public Accounting Firms, Consolidated Net Assets, Consolidated Balance Sheet, Consolidated Statement of Changes in Net Assets (Liquidation Basis), Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equity, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements.  Included in Item 9A of Part II of this Annual Report on Form 10-K is Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

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

(c)  Financial Statements of Subsidiaries Not Consolidated

The financial statements of Mesaba Aviation, Inc. for fiscal 2007 were filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIR HOLDINGS, INC.

Dated: May 30, 2008	By:	/s/ PAUL F. FOLEY
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

/s/ PAUL F. FOLEY	President, Chief Executive Officer and acting	May 30, 2008
Paul F. Foley	Chief Financial Officer (Principal Executive and
Financial Officer) and Director

/s/ WENDY S. OJALA	Vice President and Controller	May 30, 2008
Wendy S. Ojala	(Principal Accounting Officer)

/s/ JOHN J. AHN	Director	May 30, 2008
John J. Ahn

/s/ DONALD E. BENSON	Director	May 30, 2008
Donald E. Benson

/s/ PIERSON M. GRIEVE	Director	May 30, 2008
Pierson M. Grieve

/s/ JAMES A. LEE	Director	May 30, 2008
James A. Lee

/s/ CARL R. POHLAD	Director	May 30, 2008
Carl R. Pohlad

/s/ ROBERT C. POHLAD	Director	May 30, 2008
Robert C. Pohlad

/s/ RAYMOND W. ZEHR, JR.	Director	May 30, 2008
Raymond W. Zehr, Jr.

EXHIBIT INDEX

Exhibit Number		Document Description

	3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed August 27, 2003.
	3.2	Bylaws. Incorporated by reference to the Company’s Form 10-K filed June 14, 2005.
	4.1	Specimen certificate for shares of the Common Stock of the Company. Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed August 27, 2003.
*	10.1	1994 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended March 31, 2005.
*	10.2	1996 Directors’ Option Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the fiscal year ended March 31, 2005.
*	10.3	2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the fiscal year ended March 31, 2005.
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

	10.10	Irrevocable Standby Letter of Credit dated April 17, 2006, in the amount of $13,110,000. Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended March 31, 2006.
	21.1	Subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K for the fiscal year ended March 31, 2007.
	23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP. Filed herewith.
	23.2	Consent of Independent Registered Public Accounting Firm – Deloitte and Touche LLP. Filed herewith.
	24.1	Powers of Attorney. Included in signature page.
	31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
	31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
	99.1	Mesaba Aviation, Inc. Financial Statements. Incorporated by reference to Exhibit 99.1 to the Company’s Form 10-K for the fiscal year ended March 31, 2007.

*	Denotes management contract or compensatory plan or arrangement.