Form 10-Q
period 2008-06-30
MAIR HOLDINGS INC
filed 2008-07-29
CIK 835768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2008

Common Stock, par value $.01 per share

15,083,049

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q of MAIR Holdings, Inc. (“MAIR” or the “Company”) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking and are based upon information currently available to the Company.  The Company, through its officers, directors or employees, may also from time to time make oral forward-looking statements.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that a variety of material risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.  Many important factors that could cause such a difference are described under the caption “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (the “SEC”) on May 30, 2008.

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

PART I. FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Assets (Liquidation Basis)

(in thousands)

(Unaudited)

	June 30	March 31
	2008	2008
ASSETS
CURRENT ASSETS:
Cash	$12,462	$15,897
Short-term investments	4,220	4,901
Receivable from liquidating trust of Mesaba Aviation, Inc.	27,336	—
Accounts receivable, net	411	1,334
Inventories	434	784
Prepaid expenses and deposits	1,759	2,156
Assets held for sale	19,149	19,734
Investments held for sale	5,610	6,402
Assets held for use	18	568
Restricted cash	13,153	13,330
Total current assets	$84,552	$65,106

LIABILITIES AND NET ASSETS AVAILABLE TO COMMON SHAREHOLDERS
CURRENT LIABILITIES:
Accounts payable	$1,635	$3,401
Accrued liabilities:
Payroll	1,251	1,922
Accrued liquidation costs	3,152	4,808
Other current liabilities	14,170	15,971
Total current liabilities	20,208	26,102
Net assets available to common shareholders	$64,344	$39,004

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Net Assets

(in thousands)

(Unaudited)

Net assets available to common shareholders March 31, 2008	$39,004
Receivable from liquidating trust of Mesaba Aviation, Inc.	27,336
Costs incurred for the three months ended June 30, 2008	(1,996)
Change in net assets in liquidation	25,340
Net assets available to common shareholders June 30, 2008	$64,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

(in thousands, except share information)

(Unaudited)

Three Months Ended
June 30
2007
OPERATING REVENUES:
Passenger	$4,390
EAS and other	2,720
Total operating revenues	7,110
OPERATING EXPENSES:
Wages and benefits	4,009
Aircraft fuel	1,888
Aircraft maintenance	1,075
Aircraft rents	453
Landing fees	177
Insurance and taxes	328
Depreciation and amortization	202
Administrative and other	3,438
Total operating expenses	11,570
Operating loss	(4,460)
NONOPERATING INCOME (EXPENSE):
Damage claim income from Mesaba Aviation, Inc.	9,429
Interest income and other	1,653
Interest expense	(193)
Nonoperating income, net	10,889
Income before benefit for income taxes	6,429

BENEFIT FOR INCOME TAXES	67

NET INCOME	$6,496

NET INCOME PER SHARE:
Income per common share - basic	$0.43
Income per common share - diluted	$0.43

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	15,016
Diluted	15,086

The accompanying notes are an integral part of this condensed consolidated financial statement.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(in thousands)

(Unaudited)

Three Months Ended
June 30
2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$6,496
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	202
Amortization of deferred credits	(27)
Stock-based compensation	43
Amortization of investment premiums	(218)
Mesaba Aviation, Inc. tax payable settlement	(813)
Changes in current operating items:
Accounts receivable	(523)
Inventories	(176)
Prepaid expenses and deposits	75
Receivable from liquidating trust of Mesaba Aviation, Inc.	(9,429)
Accounts payable and other	(245)
Net cash used in operating activities	(4,615)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(8,667)
Proceeds from sale of investments	15,865
Purchases of property and equipment	(374)
Proceeds from sale of property and equipment	4
Change in restricted cash	(127)
Net cash provided by investing activities	6,701

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of other noncurrent liabilities	1
Payment of long term debt and capital leases	(36)
Proceeds from exercise of stock options	358
Net cash provided by financing activities	323

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,409
CASH AND CASH EQUIVALENTS:
Beginning of period	28,593
End of period	$31,002

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$25
Income taxes	140

SUPPLEMENTARY NON-CASH ACTIVITY:
Capital expenditures in accounts payable	$206

The accompanying notes are an integral part of this condensed consolidated financial statement.

MAIR HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC.  The information furnished in the condensed consolidated financial statements includes normal recurring adjustments, unless otherwise noted, and reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of such condensed consolidated financial statements.  The Company’s business was seasonal and, accordingly, interim results are not indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2008, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on May 30, 2008.

1.              Basis of Presentation, Corporate Organization and Business

MAIR is the holding company for Big Sky Transportation Co. (“Big Sky”), a regional air carrier based in Billings, Montana that ceased operations on March 8, 2008.  Until April 24, 2007, MAIR was also the holding company for Mesaba Aviation, Inc. (“Mesaba”), a regional air carrier based in Minneapolis, Minnesota.  The Company’s consolidated financial statements include the accounts of MAIR and Big Sky, as well as Mesaba until Mesaba’s bankruptcy filing on October 13, 2005 (the “Petition Date”).  All intercompany transactions and balances have been eliminated in consolidation.  As discussed in Note 11 the accounts of Mesaba were deconsolidated from the Company’s condensed consolidated financial statements effective as of the Petition Date.

During fiscal year 2008, the Company made the decision to pursue an orderly liquidation of the Company and return all excess cash to the Company’s shareholders.  This decision was made following Mesaba’s exit from bankruptcy on April 24, 2007 as a wholly-owned subsidiary of Northwest Airlines, Inc. (“Northwest”), and the Company’s conclusion that Big Sky’s 19-seat operation was not viable and that existing growth and acquisition opportunities were not economically justifiable.  On March 8, 2008, Big Sky ceased all operations.  In furtherance of the Company’s goal of returning excess cash to its shareholders once Big Sky’s future was determined, MAIR’s Board of Directors directed management to prepare a formal plan of liquidation under which the Company would convert its assets into cash, pay its creditors and return remaining cash to its shareholders.  At a Special Meeting of Shareholders held on June 25, 2008, the Company’s shareholders approved the proposed Plan of Liquidation.  The Company’s business activities are now related solely to winding up its affairs, paying or contesting liabilities and claims and distributing any remaining assets to the Company’s shareholders.  In accordance with the company’s Plan of Liquidation, the Company’s stock was delisted from the NASDAQ Stock Exchange on July 7, 2008.  The Company also directed its transfer agent to cease recording transfers of the Company’s stock on July 7, 2008 and set July 7, 2008 as the record date for all liquidating distributions.

The Company adopted the liquidation basis of accounting effective March 9, 2008. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable.  Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts.  The conversion to the liquidation basis of accounting required management to make significant estimates and judgments to record assets at estimated net realizable values and liabilities at estimated settlement amounts.  Consistent with the liquidation basis of accounting, the Company’s Annual Report on Form 10-K, filed with the SEC on May 30, 2008, contained a consolidated statement of net assets as of March 31, 2008 and a consolidated statement of changes in net assets for the period March 9, 2008 to March 31, 2008.  Consistent with that presentation, for the three months ended June 30, 2008, the Company is presenting a condensed consolidated statement of net assets and a condensed consolidated statement of changes in net assets.  Under the liquidation basis of accounting, the Company will no longer report a statement of operations or a statement of cash flows.

Operations

Until March 8, 2008, Big Sky operated as a regional air carrier based in Billings, Montana, providing scheduled passenger, freight, express package and charter services.  Big Sky participated in the essential air service (“EAS”) program with the Department of Transportation.  The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service based on their passenger traffic.  The Department of Transportation pays EAS subsidies for each departure in a covered market. During the three months ended June 30, 2007, Big Sky recognized revenue from EAS subsidies of $2.1 million.

On March 12, 2007, Big Sky expanded its operations to the east coast through a Hosted Prorate Agreement with Delta Airlines, Inc. (“Delta”) governing the Boston operation, and in connection with that operation, Big Sky purchased seven Beechcraft 1900D aircraft.  However, due to substantial losses incurred during November and December 2007, Big Sky and Delta mutually agreed for Big Sky to cease its Delta connection operations in the eastern United States in January 2008.  Because it became uneconomical for MAIR to continue funding Big Sky’s losses, Big Sky ceased all remaining operations on March 8, 2008.  The Company is now in the process of winding up its operations, addressing outstanding liabilities and liquidating its assets.

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

2.              MAIR’s Proof of Claim in Mesaba’s Bankruptcy

On February 28, 2006, as a part of Mesaba’s bankruptcy proceedings, MAIR filed a proof of claim against Mesaba, with no recognition of this claim in the Company’s consolidated financial statements due to the significant uncertainty of any amount being ultimately collected.  In April 2007, the Bankruptcy Court approved a compromise for MAIR’s damage claim under which Mesaba allowed MAIR a claim of up to $6.2 million relating to repayment of the guaranty of Mesaba’s hangar lease at the Cincinnati/Northern Kentucky International Airport and management fees.  Additionally, pursuant to a Stock Purchase Agreement between MAIR and Northwest, Northwest assigned its $7.3 million allowed claim against Mesaba to MAIR.  Therefore, as of April 24, 2007, the date Mesaba exited bankruptcy (the “Exit Date”), MAIR’s unsecured creditors’ claim in Mesaba’s bankruptcy totaled $13.5 million.

In July 2007, Mesaba’s liquidating trust made an interim distribution of 70% to all claimholders with allowed undisputed claims.  MAIR received $9.4 million of its $13.5 million claim, which reflects the 70% interim distribution of its claim.  MAIR recorded these amounts as “Damage claim income from Mesaba Aviation, Inc.” within the condensed consolidated statement of operations.

3.              Subsequent Events

In July 2008, the trustee for Mesaba’s liquidating trust advised that it had reached settlements regarding the two remaining significant claims with Saab Leasing and Goldman Sachs Credit Partners, L.P. and paid the remaining portion due on all of the allowed unsecured claims, including $4.0 million to the Company for MAIR’s unsecured claim.  The trustee also paid interest due on the unsecured claims, for which MAIR received $1.3 million.  Finally, on July 15, 2008, the trustee distributed $22.0 million to MAIR for its equity interest in the trust.  These amounts are recorded as receivable from liquidating trust of Mesaba Aviation, Inc. in the condensed consolidated statement of net assets as of June 30, 2008.  After all remaining expenses are paid and the two minor unsecured claims on appeal are resolved, MAIR expects that it could receive an additional $3.0 million for its equity interest in the trust.

In July 2008, Big Sky sold two of its seven Beechcraft 1900D aircraft at prices that approximated the carrying value.

4.              Investments

Investments consist principally of government, agency, corporate and municipal securities and are reported at fair market value.

As of June 30, 2008 and March 31, 2008, cash and investments totaled $22.3 million and $27.2 million, respectively.  As of June 30, 2008 and March 31, 2008, the fair value of short-term investments totaled $4.2 million and $4.9 million, respectively, and are considered to be securities available for sale.  As of June 30, 2008 and March 31, 2008, the fair value of investments held for sale totaled $5.6 million and $6.4 million, respectively, and are classified as investments held for sale.

For the three months ended June 30, 2008 and 2007, the Company’s gross unrealized gains and losses were insignificant.

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

The Company will file a consolidated federal income tax return for fiscal 2008 which will include Mesaba’s income through the Exit Date.  Taxable income for both the Company and Mesaba will be offset by the utilization of net operating loss carryforwards from prior periods.   The equity MAIR receives from the trust will have no tax effect as it will be treated as a capital contribution.

The Company’s adoption of the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on April 1, 2007 did not impact the Company’s consolidated financial statements. As of the adoption, the total amount of unrealized tax benefits for uncertain tax positions was $0.5 million, which is classified as other current liabilities.  Of this amount, $0.3 million would affect the Company’s effective tax rate if realized.  It is not expected that the amount of unrealized tax benefit will significantly change within the next twelve months.

The Company’s continuing practice is to classify interest and penalties, if any, on uncertain tax positions as components of the provision for income taxes.  The total amount of interest and penalty accrued as of June 30, 2008 was insignificant.

The Company and its subsidiaries file a consolidated federal income tax return and various state income tax returns.  As of the date of adoption of FIN 48, the Company is generally no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to fiscal 2004.

6.              Stock-Based Compensation

Stock Option Plans

The Company had approved stock option plans for key employees, directors, consultants and advisors to the Company.  As of June 30, 2008, options had been granted and were outstanding under the Company’s 1994 Stock Option Plan, 1996 Director Stock Option Plan and 2000 Stock Incentive Plan.  The 2000 Stock Incentive Plan had a provision that automatically increased the authorized shares available for grant on September 1 of each year by the lesser of 300,000 or 1% of the then outstanding common shares.  Under the plans, the compensation committee of the board of directors granted the options and determined the vesting and exercise periods at the time of the award.  The purchase price of the stock for non-qualified and incentive stock options was determined at the time of the award and was equal to the fair market value at the time of the award.

In accordance with the Company’s Plan of Liquidation approved by the Company’s shareholders on June 25, 2008, the Company voluntarily delisted its stock from the NASDAQ Stock Exchange effective July 7, 2008.  The Company also directed its transfer agent to cease recording transfers of shares on that date, and July 7, 2008 was set as the record date for all liquidating distributions made by the Company.  As a result, all unexercised stock options outstanding as of July 7, 2008 were effectively cancelled.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:  risk-free interest rate, stock price volatility and expected life.  The Company established the risk-free interest rate using the U.S. Treasury yield curve as of the grant date.  The expected volatility assumption was set based primarily on historical volatility.  For options granted, the Company amortized the fair value on a straight-line basis over the vesting period of the options.

For each of the three months ended June 30, 2008 and 2007, SFAS 123R’s fair value method resulted in expense in the amount of $0.1 million related to stock options.  These amounts are included in the “Wages and benefits” caption in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2007 and in the condensed consolidated statement of changes in net assets for the three months ended June 30, 2008.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123R.  As of June 30, 2007, the Company had no excess tax benefits related to SFAS 123R; therefore there was no effect on the Company’s condensed consolidated statement of cash flows.

A summary of stock option activity since the Company’s most recent fiscal year end is as follows:

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value	Exercisable	Price	Term	Value
				(in thousands)				(in thousands)
Balance at March 31, 2008	835,000	$6.78
Granted	—
Exercised	—
Expired / Cancelled	—
Balance at June 30, 2008	835,000	6.78	4.4	$—	763,750	6.76	4.2	$—
Vested or expected to vest at June 30, 2008	763,750	6.76	4.2	$—

The aggregate intrinsic value of options outstanding at June 30, 2008 was zero.  The aggregate intrinsic value of options exercised during the three months ended June 30, 2007 was not significant.  No options vested during the three months ended June 30, 2008.

Unrecognized Compensation

As of June 30, 2008, the Company had an insignificant amount of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under all equity compensation plans.

7.              Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been exercised.  Stock options and warrants with an exercise price exceeding the fair market value of the Company’s common stock at quarter-end are considered antidilutive and are excluded from the calculation.

The following table reconciles the number of shares utilized in the earnings per share calculations for the three months ended June 30, 2007, in thousands, except per share data:

Net income	$6,496
Net income per share - basic:
Weighted average number of issued shares outstanding	15,016
Effect of dilutive securities:
Computed shares outstanding under stock option plans utilizing the treasury stock method	70
Net income per share - diluted:
Weighted average common and potentially dilutive common shares outstanding	15,086

Net income per share - basic	$0.43
Net income per share - diluted	$0.43

Antidilutive options and warrants	425

8.              Comprehensive Income

The following table presents the calculation of comprehensive income for the three months ended June 30, 2007, in thousands:

Net income	$6,496
Unrealized losses on investments classified as available for sale	(70)
Comprehensive income	$6,426

9.              Segment Information

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. Although Mesaba was deconsolidated from the Company’s consolidated financial statements as of the Petition Date, the segment information presented below continues to include Mesaba in accordance with SFAS No. 131 and related guidance for equity-method investees. Mesaba’s results of operations after the Petition Date are included in the “Eliminations” column.

Operating segment information for Mesaba, Big Sky and MAIR were as follows, in thousands:

	Mesaba	Big Sky	MAIR	Eliminations	Consolidated
Three Months Ended June 30, 2008
Current assets	$—	$21,758	$124,040	$(61,246)	$84,552
Total assets	—	21,758	124,040	(61,246)	84,552
Current liabilities	—	37,282	16,816	(33,890)	20,208
Three Months Ended June 30, 2007
Operating revenues	14,842	7,110	—	(14,842)	7,110
Operating expenses	15,831	9,394	2,176	(15,831)	11,570
Depreciation and amortization	433	198	4	(433)	202
Interest expense	—	97	167	(71)	193
Reorganization items, net	40,367	—	—	(40,367)	—
Income (loss) before income taxes	83,528	(2,378)	8,807	(83,528)	6,429
Capital expenditures	—	370	4	—	374
Current assets	—	9,911	59,237	(5,833)	63,315
Total assets	—	14,143	112,900	(29,365)	97,678
Current liabilities	—	10,539	17,644	(5,833)	22,350
Total stockholders’ (deficit) equity	—	2,549	95,016	(23,532)	74,033

10.       Commitments and Contingencies

Benefit Plan

Until April 15, 2008, when the plan was terminated, Big Sky maintained a 401(k) benefit plan covering substantially all of its employees whereby Big Sky matched 30% of employee contributions to the plan, up to 5% of each employee’s eligible earnings. Big Sky’s contribution to the plan was not significant in fiscal 2008 or 2007.

Until April 30, 2007, MAIR maintained its own 401(k) benefit plan covering all of its employees whereby MAIR matched 50%, 75% or 100%, depending on length of employment, of employee contributions to the plan, up to 8% of each employee’s eligible earnings. MAIR’s contribution to the plan was not significant in fiscal 2008 or 2007.

Between April 30, 2007 and April 15, 2008, MAIR participated in Big Sky’s 401(k) benefit plan. On April 15, 2008, the 401(k) plan was terminated and all invested funds were distributed in accordance with the participants’ instructions.

Mesaba Bankruptcy

Following Mesaba’s exit from bankruptcy on April 24, 2007, Mesaba’s estate has been administered via a liquidating trust. As the former equity owner of Mesaba, MAIR will receive all funds remaining in the liquidating trust after the unsecured creditors are paid and after the expenses of the trust are paid. On July 15, 2008, MAIR received a $22 million equity distribution from the trust. MAIR expects that after the trust pays all remaining expenses and resolves the minor claims that remain, MAIR could receive an additional $3 million in equity distributions from the trust. MAIR records equity distributions from the trust when received.

Guaranty

Prior to its bankruptcy, Mesaba leased a facility at the Cincinnati/Northern Kentucky International Airport, but vacated the facility and ceased making the required lease payments in November 2005. In 1999, MAIR unconditionally guaranteed full and prompt payment of the ground lease and the bonds associated with the initial financing of the facility. In accordance with this guaranty, MAIR has made the required bond and ground lease payments due since November 2005. In April 2006, in exchange for the bondholders forbearing acceleration of the bonds, MAIR delivered a letter of credit to the bondholders to assure payment of the bonds. Subsequently, Mesaba rejected the facilities lease associated with the facility, but assumed and assigned the related ground lease to MAIR. The Airport Board consented to the assignment of the ground lease.

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

The bondholder agreement and the letter of credit provide that the amount of the letter of credit will automatically decrease each July in accordance with the redemption schedule for the bonds. The bondholders may draw on the letter of credit upon the occurrence of an event of default under its agreement with MAIR, including if MAIR fails to make any payment when due to the bondholders, if MAIR fails to provide evidence that the letter of credit has been renewed annually (or if MAIR fails to renew the letter of credit), if the bondholders receive notice from First Interstate Bank of the bank’s intent not to renew the letter of credit, if the bonds become subject to mandatory redemption, if MAIR fails to comply with the terms of its agreement with the bondholders or if MAIR commits any event of default under its guaranty of Mesaba’s bond obligations. The cash supporting the letter of credit was classified as “Restricted cash” on the Company’s condensed consolidated net assets as of June 30, 2008 and March 31, 2008.

MAIR has been negotiating with the airport and the bondholders regarding prepaying the bonds and terminating the Ground Lease.

Other Guaranties

Big Sky recorded $0.5 million of restricted cash in fiscal 2008 for certificates of deposit supporting letters of credit of $0.4 million for workers’ compensation insurance. In May 2007 Big Sky established a $0.1 million certificate of deposit supporting a customs bond required for the June 2007 service between Boston, Massachusetts and Quebec City and Fredericton, Canada. Big Sky has been negotiating with both entities to reduce or return both the letters of credit and the customs bond.

MAIR Pledge for Big Sky

In August 2006, MAIR entered into a pledge agreement with U.S. Bank, pursuant to which MAIR pledged $0.8 million in exchange for U.S. Bank reducing the amount of funds that it held back from Big Sky when credit card payments were processed. U.S. Bank processed payments for Big Sky tickets made with various credit cards. In the past, and consistent with industry practice, U.S. Bank held back a specified portion of those credit card payments until the tickets had been used. MAIR agreed to pledge its cash in lieu of the required hold back, which subsequently freed up those funds for Big Sky’s use. While Big Sky was operating, MAIR was free to request a release of its collateral at any time. Following such a request, U.S. Bank would again begin holding back amounts from Big Sky, and MAIR’s collateral would be returned 90 days after the held back amounts total the requisite level pursuant to U.S. Bank’s credit card processing policies. The amount of cash pledged is not recorded as restricted cash. As of July 7, 2008, the amount of the pledge was reduced to $40,000.

Litigation

On June 4, 2008, the United Transportation Union Local 15 and Phoenix Acquisitions, LLC filed a lawsuit against MAIR and Big Sky. The lawsuit was filed in the United States District Court for the District of Montana. The Complaint asserts claims for breach of contract/violation of the Railway Labor Act, wrongful discharge and tortious interference with prospective business advantage, all in connection with Big Sky’s cessation of service and the Company’s decision to pursue dissolution and liquidation. The Company and Big Sky do not believe this lawsuit has any merit and believe they have acted properly with respect to Big Sky’s shutdown. Accordingly, the Company and Big Sky have filed a motion to dismiss the lawsuit. The court has not yet ruled on the motion.

11.       Effect of Mesaba Bankruptcy and Mesaba Plan of Reorganization

Mesaba filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on the Petition Date, after which Mesaba operated its business as a debtor-in-possession pursuant to the Bankruptcy Code. Mesaba filed its plan of reorganization on January 22, 2007, which provided for Mesaba to exit bankruptcy as a wholly-owned subsidiary of Northwest. The plan of reorganization was approved by the Bankruptcy Court on April 9, 2007. On April 24, 2007, the plan of reorganization became effective and Mesaba exited bankruptcy as a wholly-owned subsidiary of Northwest, and, therefore, was no longer owned by MAIR.

Due to Mesaba’s bankruptcy and the uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings, MAIR deconsolidated Mesaba’s financial results effective as of the Petition Date. As a result, Mesaba’s assets and liabilities have been removed from the Company’s consolidated balance sheet as of the Petition Date and through April 24, 2007. Mesaba’s results of operations have been removed from the Company’s consolidated results of operations and cash flows since the Petition Date, but continue to be included in such consolidated financial statements for periods prior to the Petition Date.

In accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, MAIR accounted for Mesaba’s financial results under the equity method of accounting following Mesaba’s bankruptcy filing on the Petition Date. For the period from April 1, 2007 through the Exit Date, Mesaba reported net income of $83.5 million (unaudited). Upon Mesaba’s emergence from bankruptcy and the corresponding transfer of MAIR’s equity in Mesaba to Northwest, MAIR lost its ability to significantly influence Mesaba; therefore, the Company did not record any portion of Mesaba’s income under the equity method of accounting.

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

The entire $125 million purchase price from the Goldman Group was placed in a liquidating trust, and the proceeds from the liquidating trust were used to satisfy Mesaba’s creditors’ claims. The trustee paid Mesaba’s creditors in full, including interest, in July 2008. The trust also distributed $22 million to MAIR for its equity interest in

Mesaba. After payment of remaining expenses and resolving the appeals of certain minor unsecured claims, MAIR expects that it could receive an additional $3 million for its equity interest.

In July 2007, Mesaba’s liquidating trust made an interim distribution of 70% to all claimholders with allowed undisputed claims. MAIR received $9.4 million of its $13.5 million claim, which reflects the 70% interim distribution of its claim. MAIR recorded these amounts as “Damage claim income from Mesaba Aviation, Inc.” within the condensed consolidated statement of operations.

12.       New Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), to define fair value, establish a framework for measuring fair value in accordance with GAAP, and expand disclosures about fair value measurements. SFAS No. 157 was effective for the Company beginning April 1, 2008. The adoption of SFAS No. 157 did not have an effect on the Company’s financial statements due to the Company adopting the liquidation basis of accounting.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective for fiscal year beginning April 1, 2008. The adoption of SFAS No. 159 did not have an effect on the Company’s financial statements due to the Company adopting the liquidation basis of accounting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements. The Company’s operations and financial results are subject to various risks and uncertainties as discussed under the caption “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K, filed with the SEC on May 30, 2008.

The Company adopted the liquidation basis of accounting effective March 9, 2008. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. The conversion to the liquidation basis of accounting required management to make significant estimates and judgments to record assets at estimated net realizable values and liabilities at estimated settlement amounts. Consistent with the liquidation basis of accounting, the Company’s Annual Report on Form 10-K, filed with the SEC on May 30, 2008, contained a consolidated statement of net assets as of March 31, 2008 and a consolidated statement of changes in net assets for the period March 9, 2008 to March 31, 2008. Consistent with that presentation, for the three months ended June 30, 2008, the Company is presenting a condensed consolidated statement of net assets and a condensed consolidated statement of changes in net assets. Under the liquidation basis of accounting, the Company will no longer report a statement of operations or a statement of cash flows.

During fiscal year 2008, the Company made the decision to pursue an orderly liquidation of the Company and return all excess cash to the Company’s shareholders. This decision was made following Mesaba’s exit from bankruptcy on April 24, 2007 as a wholly-owned subsidiary of Northwest, and the Company’s conclusion that Big Sky’s 19-seat operation was not viable and that existing growth and acquisition opportunities were not economically justifiable. Big Sky ceased all operations on March 8, 2008, and MAIR’s Board of Directors concluded that the prudent course of action would be to convert the Company’s assets to cash, satisfy outstanding liabilities and return all excess cash to the Company’s shareholders. On June 25, 2008, the Company held a Special Meeting of Shareholders, at which the Company’s shareholders approved the Company’s dissolution and Plan of Liquidation.

MAIR and Big Sky are continuing to liquidate their assets and are actively negotiating to satisfy existing liabilities. MAIR ended the first quarter of fiscal 2009 with approximately $22.3 million in cash and investments. During July 2008, MAIR also received an aggregate of $27.3 million in distributions from Mesaba’s liquidating trust, representing the final payment of $4.0 million for MAIR’s allowed claim, $1.3 million for interest on the allowed claim, and $22.0 million for its equity interest in Mesaba. After the trust satisfies its remaining expenses, MAIR expects that it could receive an additional $3.0 million for its equity interest in Mesaba. MAIR’s Board of Directors will determine the appropriate timing to make an interim liquidating distribution of cash not required for operations to the Company’s shareholders.

Changes in Net Assets in Liquidation

During the three months ended June 30, 2008, the Company’s net assets in liquidation increased to approximately $64.3 million from approximately $39.0 million on March 31, 2008. The increase in net assets was primarily due to MAIR recording its $27.3 million receivable from Mesaba’s liquidating trust. The increase in net assets was offset by $2.0 million of operating costs from April 1, 2008 to June 30, 2008.

Results of Operations

Three Months Ended June 30, 2007

On March 12, 2007, Big Sky expanded its operations through a Hosted Prorate Agreement with Delta governing the Boston operation, and in connection with that operation, Big Sky purchased seven Beechcraft 1900D aircraft.

Big Sky Operating Revenues

Total operating revenues for the three months ended June 30, 2007 totaled $7.1 million primarily as a result of Boston operations that began in April 2007.

Big Sky Operating Expenses

Total operating expenses for the three months ended June 30, 2007 totaled $9.4 million primarily due to increased flying and the associated cost of the Boston operation which began in April 2007.

MAIR Operating Expenses

Total operating expenses for the three months ended June 30, 2007 totaled $2.2 million which consisted primarily of wages and benefits, legal and accounting fees.

Operating Loss

Operating loss for the three months ended June 30, 2007 totaled $4.5 million due to the results of MAIR and Big Sky described above.

Nonoperating Income

The Company reported nonoperating income, net of $10.9 million in the three months ended June 30, 2007. The nonoperating income, net was primarily a result of MAIR recording $9.4 million for its damage claim in Mesaba’s bankruptcy.

Provision for Income Taxes

The Company recorded $0.1million of tax benefit on its loss for the three months ended June 30, 2007.

Earnings Summary

The Company reported consolidated net income of $6.5 million, or $0.43 per basic and diluted share, for the quarter ended June 30, 2007.

Liquidity and Capital Resources

Unrestricted cash, cash equivalents and investments decreased to $22.3 million at June 30, 2008 from $27.2 million at March 31, 2008. The Company’s working capital increased to $64.3 million at June 30, 2008 compared to working capital of $39.0 million at March 31, 2008 mainly due to collection of funds from the liquidating trust of Mesaba.

Outlook

The Company expects to have excess cash after liquidating its assets and satisfying its liabilities, and the Company intends to distribute such excess cash to its shareholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In its Annual Report on Form 10-K for the fiscal year ended March 31, 2008, filed with the SEC on May 30, 2008, the Company identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing its consolidated financial statements. The Company has not changed these policies from those previously disclosed in its Annual Report on Form 10-K.

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

As of June 30, 2008, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and acting Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.

Changes in Internal Controls

During the quarter ended June 30, 2008, there were no changes in internal controls over financial reporting that had a material effect on internal control over financial reporting or were reasonably likely to have a material effect on internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See ITEM 1. Condensed Consolidated Financial Statements – Note 10. Commitments and Contingencies – Litigation.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, filed with the SEC on May 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 25, 2008, the Company held a Special Meeting of Shareholders at which the shareholders approved the Company’s dissolution and proposed plan of liquidation. At the meeting, 14,001,728 votes were cast in favor of the proposal, and 6,553 votes were cast against the proposal. There were 2,707 abstentions and no broker non-votes.

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

MAIR Holdings, Inc.

Dated: July 29, 2008	By:	/s/ Paul F. Foley
Paul F. Foley
President, Chief Executive Officer and acting Chief Financial Officer